Form 10-Q
period 2002-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2002-12-19
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

Commission File Number: 000-50066

HARRINGTON WEST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1175170 (I.R.S. Employer Identification No.)

610 Alamo Pintado Road
Solvang, California
(Address of principal executive offices)

93463
(Zip Code)

(805) 688-6644
(Registrant’s telephone number, including area code)

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☐ Yes                         ☒ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     4,327,951 shares of Common Stock, par value $0.01 per share, outstanding as of December 18, 2002.

HARRINGTON WEST FINANCIAL GROUP, INC.

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2002	December 31, 2001

ASSETS	(unaudited)

Cash and cash equivalents	$13,948	$11,107
Trading account assets	2,008	2,751
Securities available for sale	314,770	181,627
Securities held to maturity	2,464	2,617
Loans receivable, net (net of allowance for loan losses of $4,061 and $3,736 for September 30, 2002 and December 31, 2002, respectively)	421,349	449,709
Accrued interest receivable	3,679	3,567
Premises and equipment, net	4,135	3,688
Prepaid expenses and other assets	1,808	1,937
Investment in FHLB stock, at cost	10,450	7,834
Deferred tax asset	1,344	—
Goodwill	3,981	3,981
Core deposit intangible, net	1,359	1,505

TOTAL ASSETS	$781,295	$670,323

Deposits:
Interest bearing	492,984	508,476
Non-interest bearing	17,613	12,382

Total Deposits	510,597	520,858

FHLB advances	209,000	96,403
Securities sold under repurchase agreements	575	365
Note payable	20,800	18,000
Accounts payable and accrued expenses	8,647	3,566
Income taxes payable	232	339
Deferred income taxes	—	648

TOTAL LIABILITIES	749,851	640,179

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized:
3,354,336 shares issued and outstanding as of September 30, 2002 and December 31, 2001	34	34
Additional paid-in capital	20,305	20,305
Retained earnings	12,540	9,175
Accumulated other comprehensive income, net of tax of $(844) and $358 at September 30, 2002 and December 31, 2001, respectively	(1,435)	630

Total Stockholders’ Equity	31,444	30,144

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$781,295	$670,323

The accompanying notes are an integral part of these statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income
Interest on loans	$7,756	$7,521	$23,894	$23,826
Interest and dividends on securities	3,345	3,080	8,658	6,681

Total interest income	11,101	10,601	32,552	30,507

Interest expense
Interest on deposits	3,283	4,830	11,048	14,303
Interest on FHLB advances and other borrowings	2,127	1,709	5,532	4,920

Total interest expense	5,410	6,539	16,580	19,223

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	5,691	4,062	15,972	11,284

PROVISION FOR LOAN LOSSES	50	—	325	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,641	4,062	15,647	11,283

Other income (loss)
Income (loss) from trading assets	(69)	(351)	(165)	375
Gain (loss) on sale of loans	—	—	—	69
Other income	286	259	1,195	627

Total other income	217	(92)	1,030	1,071

Other expenses
Salaries & employee benefits	1,997	1,330	5,937	3,887
Premises & equipment	556	410	1,579	1,175
Insurance premiums	64	50	186	192
Marketing	65	45	190	130
Computer services	132	120	388	333
Consulting fees	188	126	520	374
Office expenses & supplies	160	108	438	293
Other	429	296	1,233	1,046

Total other expenses	3,591	2,485	10,471	7,430

Income before income taxes	2,267	1,485	6,206	4,924
Income taxes	929	621	2,550	2,058

NET INCOME	$1,338	$864	$3,656	$2,866

Basic earnings per share	$.40	$.26	$1.09	$.87

Diluted earnings per share	$.38	$.25	$1.05	$.85

Basic weighted average shares outstanding	3,354,336	3,354,336	3,354,336	3,310,020

Diluted weighted average shares outstanding	3,484,511	3,427,272	3,484,511	3,382,956

The accompanying notes are an integral part of these statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Additional			Accumulated	Total
	Common Stock		Paid-in	Retained	Comprehensive	Other	Shareholders'
	Stock	Amt	Capital	Earnings	Income	Comprehensive	Equity
						Income

Balance, December 31, 2000	3,246,789	$33	$19,573	$5,726	$0	$225	$25,557

Comprehensive income:
Net income				3,802	$3,802		3,802
Other comprehensive income net of tax
Unrealized gains on securities					912	912	912
Effective portion of change in fair value of cash flow hedges					(507)	(507)	(507)

Total comprehensive income					$4,207

Dividends on common stock				(353)			(353)

Stock options	107,547	1	732	—	—	—	733

Balance, December 31, 2001	3,354,336	34	20,305	9,175		630	30,144

Comprehensive income:
Net income				3,656	$3,656		3,656
Other comprehensive income net of tax				—
Unrealized gains on securities						1,010	1,010
Effective portion of change in fair value of cash flow hedges					(3,075)	(3,075)	(3,075)

Total comprehensive income					$581

Dividends on common stock				(291)			(291)

Balance, September 30, 2002	3,354,336	$34	$20,305	$12,540	$0	$(1,435)	$31,444

     The accompanying notes are an integral part of these statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Nine months ended	Nine months ended
	September 30,	September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,656	$2,866
Adjustments to reconcile net income
To net cash provided by operating activities:
Accretion of deferred loan fees and costs	(733)	(688)
Depreciation and amortization	672	537
Amortization of premiums and discounts on loans receivable and securities	2,992	907
Provision for loan losses	325	1
Activity in securities held for trading	747	(87)
(Gain) loss on sale of loans	0	69
Stock-based compensation	0	106
FHLB stock dividend	(205)	(316)
(Increase) decrease in accrued interest receivable	(112)	(909)
(Decrease) increase in income taxes payable	(107)	200
Deferred income taxes	(1,992)	(936)
Decrease in prepaid expenses and other assets	129	500
Increase in accounts payable	2,007	2,156

Net cash provided by operating activities	7,379	4,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	28,183	(6,521)
Proceeds from sale of loans	0	27,471
Proceeds from matured and called securities held to maturity	138	96
Proceeds from sales of securities available for sale	0	19,712
Purchases of securities held to maturity	0	(2,055)
Purchases of securities available for sale	(201,360)	(195,626)
Principal paydowns on securities available for sale	66,133	27,748
Proceeds from sale of real estates acquired through foreclosure	0	2,000
Purchase of premises and equipment	(974)	(768)
Purchase of FHLB stock	(2,410)	(1,537)

Net cash used in investing activities	(110,290)	(129,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(9,564)	75,511
Decrease in securities sold under agreements to repurchase	210	0
Increase in FHLB advances	112,597	49,403
Advances on note payable	2,800	1,000
Exercise of stock options on common stock	0	627
Dividends paid on common stock	(291)	(264)

Net cash provided by financing activities	105,752	126,277

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,841	1,203

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,107	13,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,948	$14,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,113	$20,317
Income taxes	3,100	2,552

The accompanying notes are an integral part of these statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a savings and loan holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), a federally chartered savings bank which operates 10 branches serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, and one banking facility is located in Shawnee Mission, Kansas, and operated as a division under the Harrington Bank brand.

On November 3, 2001, the Bank purchased from Harrington Bank, FSB, a $75 million bank located in Shawnee Mission, Kansas, in the heart of the Kansas City metropolis.

In August 2002, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous ReMax brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage, LLC as a 51%-owned mortgage-banking subsidiary. Los Padres Mortgage, LLC originates single-family residential and commercial real estate loans primarily for sale to third party investors. The Bank also has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage LLC for its portfolio. Los Padres Mortgage LLC began operations in September 2002.

Basis of Presentation – The unaudited consolidated financial statements are condensed and do not contain all information required by accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) to be included in a full set of financial statements. The condensed consolidated financial statements include the Company and the accounts of its wholly owned subsidiaries.

On February 1, 1999, the Bank purchased a 49% interest in Harrington Wealth Management Company (“HWMC”). HWMC offers trust and investment management services to the customers of Los Padres Bank. On October 31, 2001, Los Padres Bank purchased the remaining 51% interest in HWMC. Prior to October 31, 2001, this investment was accounted for using the equity method. Beginning in November 2001, HWMC became a wholly-owned subsidiary of the Bank and is consolidated into the Bank's financial statements.

All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to make information comparable between years. The information furnished reflects all adjustments, which in the opinion of management are necessary for a fair statement of the financial position and the results of the operations of the Company. All such adjustments are of a normal and recurring nature.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001, included in the Registration Statement on Form S-1, as last amended, as filed with the Securities and Exchange Commission on November 1, 2002 and declared effective on November 4, 2002 (the “Registration Statement”).

2.	Earnings per Share

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2002			Nine months ended September 30, 2002

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,338	3,354,336	$.40	$3,656	3,354,336	$1.09
Effect of dilutive stock options		130,175	(.02)		130,175	(.04)

Diluted EPS	$1,338	3,484,511	$.38	$3,656	3,484,511	$1.05

	Three months ended September 30, 2001			Nine months ended September 30, 2001

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(unaudited)			(unaudited)
Basic EPS	$864	3,354,336	$.26	$2,866	3,310,020	$.87
Effect of dilutive stock options		72,936	(.01)		72,936	(.02)

Diluted EPS	$864	3,427,272	$.25	$2,866	3,382,956	$.85

3.	Subsequent Event

Pursuant to the Registration Statement, 1,120,000 shares of the Company’s common stock was sold, of which 973,615 shares were sold by the Company and 146,385 shares were sold in the aggregate by selling stockholders. The net offering proceeds to the Company were approximately $10.2 million. The Company incurred expenses of approximately $1.5 million, consisting of approximately $800,000 in underwriting discounts and commissions and approximately $700,000 in other expenses related to the offering.

Item 2: Management’s Discussion and Analysis

General

     Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based, financial institution holding company headquartered in Solvang, California with its executive offices in Overland Park, Kansas. The Company conducts operations primarily through Los Padres Bank, FSB, a federally chartered savings bank, and its division in the Kansas City metropolitan area, Harrington Bank.

     The Company is focused on providing its diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. The Company has nine offices on the central coast of California, one office in Mission, Kansas and a new community banking office in the Phoenix/Scottsdale, Arizona metropolitan area which opened in November 2002. It has also established in the September 2002 quarter, Los Padres Mortgage, LLC, a mortgage banking company, which is engaged in a joint venture with the largest RE/MAX franchise in Arizona, to originate single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. The Company will open a second office in the Kansas City metropolitan area in the latter half of 2003. Each of the Company’s markets has its own local independent management team operating under the Los Padres or Harrington names. The Company’s loan underwriting, corporate administration, and treasury functions are centralized in Solvang, California to create operating efficiencies.

     Los Padres Bank provides an array of financial products and services for businesses and retail customers by attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate single-family and multi-family residential, commercial real estate, commercial business and consumer loans.

     The Company also maintains a portfolio of highly liquid mortgage-backed and related securities as a means of managing its excess liquidity and enhancing its profitability. The Company utilizes various interest rate contracts as a means of managing its interest rate risk. The Company also operates Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients, by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds.

     On November 12, 2002, the Company completed its initial public offering. An aggregate of 1,120,000 shares were sold to the public at $12.00 per share, comprised of 973,615 shares sold by the Company and 146,385 shares sold by certain stockholders of the Company.

Financial Condition

     The Company’s total assets increased to $781.3 million at September 30, 2002, as compared to $670.3 million at December 31, 2001, an increase of $111.0 million or 16.6%. The increase was primarily attributable to an increase in securities classified as available for sale to $314.8 million at September 30, 2002, as compared to $181.6 million at December 31, 2001, an increase of $133.1 million or 73.3%. The Company increased its portfolio of such securities due to favorable market opportunities during the nine months ended September 30, 2002. The increase in the Company’s available for sale securities portfolio was primarily funded by a $112.6 million or 116.8% increase in advances from the Federal Home Loan Bank (“FHLB”) of San Francisco. This increase in securities classified as available for sale was partially offset by a decline in the Company’s net loans receivable, from $449.7 million at December 31, 2001 to $421.3 million at September 30, 2002, a decrease of $28.4 million or 6.3%.

     Notwithstanding this decrease, the Company’s multi-family residential and commercial real estate loans and commercial and industrial loans increased as a percent of total loans from 56.7% at December 31, 2001 to 59.9% at September 30, 2002.

     Total deposits decreased to $510.6 million as of September 30, 2002 from $520.9 million as of December 31, 2001, a decrease of $10.3 million or approximately 2.0%. The decrease in deposits was attributable to the loss of some higher costing deposits as the Company focused on reducing deposit costs and increasing transaction accounts.

     Stockholders’ equity increased to $31.4 million at September 30, 2002 from $30.1 million at December 31, 2001, an increase of $1.3 million or 4.3%. The increase in stockholders’ equity was due primarily to net income recognized during the nine months ended September 30, 2002. The Company’s stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts and dividends paid on the Company’s common stock.

Results of Operations

     The Company reported net income of $3.7 million for the nine months ended September 30, 2002, as compared to $2.9 million for the nine months ended September 30, 2001, an increase of $790,000 or 27.6%. The Company reported net income of $1.3 million for the three months ended September 30, 2002, as compared to $864,000 for the three months ended September 30, 2001, an increase of $474,000 or 54.9%. The increases in net income during the nine and three month periods primarily reflected significant increases in net interest income and miscellaneous other income, which were partially offset by increases in total other expenses during such periods. On a diluted earnings per share basis, the Company earned $1.05 and $0.38 for the nine and three months ended September 30, 2002, as compared to $0.85 and $0.25 for the nine and three months ended September 30, 2001.

     The Company’s net interest income after provision for loan losses increased by $4.4 million or 38.7% to $15.6 million during the nine months ended September 30, 2002 and increased by $1.6 million or 38.9% to $5.6 million during the three months ended September 30, 2002, in each case, over the prior comparable periods in 2001. The increase in the Company’s net interest income during the nine and three month periods reflected the continued growth in its earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial and commercial real estate and multi-family residential real estate loans. In addition, the Company recognized a 41 basis point increase in its interest rate spread during the nine months ended September 30, 2002 and a 44 basis point increase in its interest rate spread during the three months ended September 30, 2002, in each case, when compared to the same periods in 2001. The increases in the interest rate spread reflected the change in the Company’s loan mix to higher spread-earning loans and, to a lesser extent, the benefit of the Company’s liabilities repricing faster than its assets as market interest rates declined.

     The Company increased its provisions for loan losses by $324,000 during the nine months ended September 30, 2002 and by $50,000 during the three months ended September 30, 2002, in each case, as compared to the same periods in 2001. These provisions reflect the required reserves based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At September 30, 2002, the Company’s non-performing assets amounted to $2.2 million or 0.51% of total loans, as compared to $497,000 or 0.11% of total loans as of December 31, 2001.

     The Company reported interest income of $32.6 million for the nine months ended September 30, 2002, as compared to $30.5 million for the nine months ended September 30, 2001, an increase of $2.0 million or 6.7%. The primary reason for the increase during the period was the increase in earning assets in the period. The Company reported interest income of $11.1 million for the three months ended September 30, 2002, an increase of $500,000 or 4.7% over the interest income of $10.6 million for the three months ended September 30, 2001. The primary reason for this increase was also the increase in earning assets during the period.

     Total interest expense decreased by $2.6 million or 13.8% during the nine months ended September 30, 2002 over the comparable period in 2002, from $19.2 million to $16.6 million. Total interest expense decreased $1.1 million or 17.3% during the three months ended September 30, 2002 over the comparable period, from $6.5 million to $5.4 million. The decrease in interest expense during both periods was attributable to a decrease in the average yield on interest-bearing liabilities as a result of the repricing of interest costing liabilities during the respective periods, which more than compensated for the increased volume of interest-bearing liabilities.

     The Company’s total other income amounted to $1.0 million during both the nine months ended September 30, 2002 and 2001 and $217,000 during the three months ended September 30, 2002, as compared to $(92,000) during the three months ended September 30, 2001. Miscellaneous other income, consisting primarily of fee income from wholesale banking, trust services and deposits and loans, increased by 90.6% to $1.2 million for the nine months ended September 30, 2002, as compared to $627,000 for the nine months ended September 30, 2001, due to the growth of the Company’s mortgage banking business and the fully consolidated results for the Company’s trust operations. Miscellaneous other income increased by 10.4% to $286,000 for the three months ended September 30, 2002 from $259,000 for the three months ended September 30, 2001 due to the growth in banking fee income. During the nine and three months ended September 30, 2002, miscellaneous other income included a $160,000 charge relating to the write-off of computer equipment in connection with an operating system upgrade. Excluding such charge, miscellaneous other income would have amounted to $1.4 million for the nine months ended September 30, 2002 and $446,000 for the three months ended September 30, 2002. Total other income was also impacted by gains and losses from trading account assets which fluctuate based upon changes in market spreads.

     The Company’s total other expenses totaled $10.5 million during the nine months ended September 30, 2002, an increase of $3.0 million or 40.9%, as compared to the same period in 2001. The Company’s total other expenses totaled $3.6 million during the three months ended September 30, 2002, an increase of $1.1 million or 44.5%, as compared to the same period in 2001. During both the three and nine month periods ended September 30, 2002, the increase in salaries and employee benefits over the comparable periods was primarily due to an increase in the number of employees due to the opening of a new California branch office in Nipomo, California in July 2001 and the acquisition of the Harrington Bank of Kansas branch in November 2001, together with the Company’s general growth in operations. During both the three and nine month periods ended September 30, 2002, the increase in premises and equipment expense over the comparable periods was due to the branch openings and acquisition of the Kansas banking operation. During both the three and nine month periods ended September 30, 2002, the increase in other expenses over the comparable periods, consisting primarily of computer services and consulting fees, was due to the Company’s general growth over the periods.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 8.9% at September 30, 2002. At September 30, 2002, Los Padres Bank’s “liquid” assets totaled approximately $28.9 million.

     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility which it maintains with two banks. At September 30, 2002, the Company had $209.0 million in FHLB advances and had $64.5 million of additional borrowing capacity with the FHLB of San Francisco. At September 30, 2002, the

Company’s note payable under its revolving line of credit amounted to $20.8 million and the Company had $4.2 million of additional borrowing capacity under this loan facility.

     On September 17, 2002, the terms of the Company’s line of credit under its loan facility were renegotiated to expand the revolving line of credit commitment from $20 million to $25 million, and modify certain covenants. Specifically, the covenant that restricts our ability to invest in mortgage derivative securities has been revised to allow us to maintain a larger balance as of the last day of the month. The covenant that restricts payment of cash dividends has been revised to allow us to pay dividends in an aggregate amount not to exceed the greater of (a) $300 during any fiscal quarter, or (b) up to a maximum of 25% of consolidated net income for the quarter. Additionally, the minimum core profitability requirements have been slightly increased, and a new covenant requiring a ratio of non-performing assets to stockholders’ equity plus loan loss reserves to not exceed .3 to 1 has been added.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At September 30, 2002, the total approved loan commitments outstanding amounted to $75.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002 totaled $285.2 million and FHLB borrowings that are scheduled to mature within the same period amounted to $134.0 million. Management believes that the Company has adequate resources to fund all of its commitments and that the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of the Company’s income from which it services its debt, pays its obligations and from which the Company can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. At September 30, 2002, Los Padres Bank was permitted to pay up to $1.4 million of dividends to the Company. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, the Company’s ability to pay dividends is restricted under its revolving loan facility.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2002, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

     In addition, due to the Company’s business strategy which has concentrated on growth of lending operations, a shift in the Company’s lending focus to more commercial lending, and the size of the Company’s securities portfolio activities, the Company has informally agreed with the OTS that Los Padres Bank will maintain a total risk-based capital ratio and a leverage capital ratio of at least 11% and 6%, respectively, which is in excess of the OTS’ minimum regulatory requirements. Management does not believe that Los Padres Bank’s agreement with the OTS to maintain increased ratios of total risk-based and leverage capital will limit or restrict the Company’s operations. At September 30, 2002, Los Padres Bank was in compliance with these additional requirements. To the extent that Los Padres

Bank fails to comply with these additional increased capital ratios, the OTS could take such failure to comply into consideration in connection with further requests to have Los Padres Bank pay dividends to the Company and in additional future branch applications. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

Asset and Liability Management

     In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of savings institutions have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to repricing within a shorter period of time. This factor has historically caused the income and market value of portfolio equity (“MVPE”), of savings institutions to be more volatile than other financial institutions.

     MVPE is defined as the net present value of the cash flows from an institution’s existing assets, liabilities and off-balance sheet instruments. The MVPE is estimated by valuing our assets, liabilities and off-balance sheet instruments under various interest rate scenarios. The extent to which assets gain or lose value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. MVPE analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet. While having liabilities that reprice more frequently than assets is generally beneficial to net interest income and MVPE in times of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

     The Company’s management believes that its asset and liability management strategy, as discussed below, provides it with a competitive advantage over other financial institutions. The Company believes that its ability to hedge its interest rate exposure through the use of various interest rate contracts provides it with the flexibility to acquire loans structured to meet its customer’s preferences and investments that provide attractive net risk-adjusted spreads, regardless of whether the customer’s loan or our investment is fixed-rate or adjustable-rate or short-term or long-term. Similarly, the Company can choose a cost-effective source of funds and subsequently engage in an interest rate swap or other hedging transaction so that the interest rate sensitivities of its interest-earning assets and interest-bearing liabilities are more closely matched.

     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president, chief financial officer, controller and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.

     The ALCO regularly reviews interest rate risk with respect to the impact of alternative interest rate scenarios on net interest income and on Los Padres Bank’s MVPE. The Asset and Liability Committee also reviews analyses concerning the impact of changing market volatility, prepayment forecast error, and changes in option-adjusted spreads and non-parallel yield curve shifts.

     In the absence of hedging activities, the Company’s MVPE would decline as a result of a general increase in market rates of interest. This decline would be due to the market values of the Company’s assets being more sensitive to interest rate fluctuations than are the market values of its liabilities due to its investment in and origination of generally longer-term assets which are funded with shorter-term liabilities. Consequently, the elasticity (i.e., the change in the market value of an asset or liability as a result of a change in interest rates) of the Company’s assets is greater than the elasticity of its liabilities.

     Accordingly, the primary goal of the Company’s asset and liability management policy is to effectively increase the elasticity of its liabilities and/or effectively contract the elasticity of its assets so that the respective elasticities are matched as closely as possible. This elasticity adjustment can be accomplished internally by restructuring the balance sheet or externally by adjusting the elasticities of assets and/or liabilities through the use of interest rate contracts. The Company’s strategy is to hedge either internally through the use of longer-term certificates of deposit or less sensitive transaction deposits and FHLB advances or externally through the use of various interest rate contracts.

     External hedging generally involves the use of interest rate swaps, caps, floors, options and futures. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities that would effectively be hedged by that interest rate contract.

     In selecting the type and amount of interest rate contract to utilize, the Company compares the elasticity of a particular contract to that of the securities to be hedged. An interest rate contract with the appropriate offsetting elasticity could have a notional amount much greater than the face amount of the securities being hedged.

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. The Company has also entered into various interest rate swaps which hedge a portion of its securities portfolio. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets.

Critical Accounting Policies

     General. The financial information contained in the Company’s consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. The Company uses historical loss factors to determine the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from these historical factors. As of September 30, 2002, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although the Company has sold loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

     Allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company’s allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) an allocated allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances.

Recent Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (the “Exchange Act”). Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     This SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     The OTS requires each thrift institution to calculate the estimated change in the institution’s MVPE assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions.

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans. At September 30, 2002, these prepayment assumptions varied from 10% to 54% for fixed-rate mortgages and mortgage-backed securities and varied from 9% to 36% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at September 30, 2002 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)

	-300	-200	-100	-	+100	+200	+300

			(Dollars in Thousands)
Market value gain (loss) in assets	27,180	19,482	10,255		(12,289)	(27,625)	(45,688)
Market value gain (loss) of liabilities	(15,739)	(12,419)	(6,602)		6,747	13,687	20,846

Market value gain (loss) of net assets before interest rate contracts	11,441	7,063	3,653		(5,542)	(13,938)	(24,842)
Market value gain (loss) of interest rate contracts	(15,218)	(9,870)	(4,780)		4,494	8,721	12,695

Total change in MVPE(2)	(3,777)	(2,807)	(1,127)		(1,048)	(5,217)	(12,147)

Change in MVPE as a percent of:
MVPE(2)	-6.21%	-4.62%	-1.85%		-1.72%	-8.58%	-19.98%
Total assets of Los Padres Bank	-.48%	-.36%	-.14%		-.13%	-.67%	-1.56%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax MVPE of $60.8 million at September 30, 2002.

     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.

Item 4: Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company

(including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

The Registrant is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Registrant.

Item 2: Changes in Securities and Use of Proceeds

The effective date of the Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 333 -99031), as amended, was November 4, 2002. The Registrant’s Common Stock began trading on the Nasdaq National Market on November 6, 2002. The managing underwriter for the offering was RBC Capital Markets.

Pursuant to the Registration Statement, 1,120,000 shares of the Company’s common stock was sold, of which 973,615 shares were sold by the Company and 146,385 shares were sold in the aggregate by selling stockholders. The net offering proceeds to the Company were approximately $10.2 million. The Company incurred expenses of approximately $1.5 million, consisting of approximately $800,000 in underwriting discounts and commissions and approximately $700,000 in other expenses related to the offering.

The Company will use the net proceeds of this offering primarily to support the continued growth of its business operations and product lines and for general corporate purposes. The Company expects to use the net proceeds to:

•	support loan growth, including multi-family residential and commercial mortgage loans, single-family mortgage loans, commercial and industrial loans and consumer loans;

•	expand Los Padres Bank’s retail banking franchise, by establishing or acquiring new offices or by acquiring other financial institutions, although no acquisition transactions are specifically being considered at this time;

•	develop new products and services; and

•	invest in high credit quality, fixed income and mortgage-backed securities managed to a short duration.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

     On August 28, 2002, a majority of the Company’s stockholders approved the following matters by written consent pursuant to Section 228 of the General Corporation Law of Delaware: (1) an amendment to the Company’s certificate of incorporation increasing the authorized number of shares of common stock from 3,000,000 to 9,000,000, (2) an amendment to the Company’s certificate of incorporation and bylaws creating a staggered board of directors whereby the board of directors is divided into three classes, with one class elected annually, (3) an amendment to the bylaws eliminating the stockholders’ ability to take action by written consent and (4) an amendment to the bylaws specifying what must be included in a stockholder proposal for a special or annual meeting of stockholders.
.
     The votes cast by written consent for the above described matters, collectively, were as follows:

FOR: 688,092	WITHHELD: 430,020	AGAINST: 0

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

None.

b) Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
Date: December 19, 2002	By:/S/ CRAIG J. CERNY Craig J. Cerny, Chief Executive Officer (Principal Executive Officer)

By: /S/ SEAN CALLOW Sean Callow, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Craig J. Cerny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harrington West Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)	Evaluated the effectiveness of the registrant ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ Craig J. Cerny Craig J. Cerny, Chief Executive Officer

I, Sean Callow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harrington West Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)	Evaluated the effectiveness of the registrant ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ Sean Callow Sean Callow, Senior Vice President and Chief Financial Officer