Form 10-K
period 2002-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2003-03-19
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50066

HARRINGTON WEST FINANCIAL GROUP, INC.

(Name of Registrant as Specified in Its Charter)

Delaware	48-1175170

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

610 Alamo Pintado Road Solvang, California	93463

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (805) 688-6644

Securities registered under Section 12(b) of the Exchange Act:

NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK (PAR VALUE $0.01 PER SHARE)

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  ☐          No  ☑

The aggregate value of the 3,573,106 shares of Common Stock of the Registrant issued and outstanding, which excludes 754,845 shares held by all directors and executive officers of the Registrant as a group, was approximately $40.2 million based on the last closing sale price of a share of Common Stock of $11.251 on December 31, 2002.

Number of shares of Common Stock outstanding as of March 10, 2003: 4,327,951

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates its proxy statement for its 2003 annual meeting of stockholders in Part III, items 10-13.

PART I

Cautionary Statement Regarding Forward-Looking Statements.

     This Form 10-K contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

•	we may experience higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	changes in management’s valuation of our mortgage-backed and related securities portfolio and interest rate contracts;

•	increases in competitive pressure among financial institutions;

•	general economic conditions, either nationally or locally in areas in which we conduct or will conduct our operations, or conditions in financial markets may be less favorable than we currently anticipate;

•	our net income from operations may be lower than we expect;

•	we may lose more business or customers than we expect, or our operating costs may be higher than we expect;

•	changes in the interest rate environment and their impact on customer behavior and our interest margins;

•	the impact of repricing and competitors’ pricing initiatives on loan and deposit products;

•	our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•	our ability to access cost-effective funding;

•	our ability to successfully complete our strategy to continue to grow our business in California, Kansas and Arizona;

•	our returns from our securities portfolio may be lower than we expect; or

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines may adversely affect our ability to conduct our business.

     Because these forward-looking statements are subject to risks and uncertainties, our actual results may differ materially from those expressed or implied by these statements. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form

10-K. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of our common stock may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict.

     We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1. Business.

General

     We are Harrington West Financial Group, Inc., a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Overland Park, Kansas. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its eleven full-service offices. At December 31, 2002, we had consolidated total assets of $824.3 million, total deposits of $525.3 million and stockholders’ equity of $42.5 million.

     We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank has nine offices on the central coast of California, one office in Mission, Kansas and a new community banking office in the Phoenix/Scottsdale, Arizona metropolitan area which opened in November 2002. We also established in the September 2002 quarter, Los Padres Mortgage, LLC, a mortgage banking company, which is engaged in a joint venture with the largest RE/MAX franchise in Arizona, to originate single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. Los Padres Bank will open a second office in the Kansas City metropolitan area in the latter half of 2003. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration, and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.

     Los Padres Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate single-family and multi-family residential, commercial real estate, commercial business and consumer loans. We also generate fee income from the brokering of mortgage loans, deposit services, early prepayments of loans, and loan originations. We maintain a portfolio of highly liquid mortgage-backed and related securities as a means of managing our excess liquidity and enhancing our profitability. We utilize various interest rate contracts as a means of managing our interest rate risk. We also operate Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients, by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds.

     On November 12, 2002, we completed our initial public offering. An aggregate of 1,120,000 shares of common stock were sold to the public at $12.00 per share, comprised of 973,615 shares sold by us and 146,385 shares sold by certain of our stockholders. In connection with the initial public offering, we raised approximately $10.2 million of net proceeds, which we initially used to reduce our secured line of credit.

     Our goal is to continue to enhance our franchise value and earnings through controlled growth in our banking operations, while maintaining the combination of community-oriented customer service and sophisticated centralized financial management that have characterized our success to date. Our strategy for achieving this goal is:

•	Hiring Experienced Employees With A Customer Service Focus. We provide personalized service and relationship banking to our customers. Our ability to continue to attract and retain banking professionals with significant experience in and knowledge of our markets who share our customer service philosophy is key to our success. By offering quick decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas, while our larger capital base and product mix enable us to compete effectively against smaller community banks.

•	Expanding Our Product Offerings. We intend to diversify our loan portfolio by continuing to grow our commercial and industrial business lines, while still providing high quality loan products for single-family and multi-family residential borrowers. We also intend to selectively add additional products to provide diversification of revenue sources and to capture our customer’s full relationship. As part of this strategy, we are focused on increasing our deposit and loan fees and further developing our wholesale banking activities that provide single-family loan originations for other lenders. We intend to continue to expand the wealth management area of our business by cross selling our trust and investment products and services to our customers through Harrington Wealth Management Company (HWM). HWM offers a wide range of financial instruments and services, including low fee indexed mutual funds, personal trusts, investment management, custody, estates, guardianships, land trusts, and retirement plan services.

•	Strategic Expansion. We intend to continue to expand our branch network through de novo office openings in all of our markets. We expect to open a second office in the Kansas City metropolitan area in the latter half of 2003. This opening is intended to capitalize on the opportunity this market presents to us with a view to continued growth in this market. We believe that our centralized underwriting, administration and treasury functions should enable us to increase operating efficiencies over time. Acquisitions have played an integral role in our past growth. We are committed to exploring opportunistic controlled expansion of our franchise through strategic acquisitions designed to increase our market share and branch office locations. We believe that continued development of the Los Padres and Harrington franchises will provide us with additional profits over time and enhance our market and franchise value.

•	Using Financial Management Techniques to Manage Our Interest Rate Risk and Enhance our Profitability. We deploy our excess capital in a portfolio of highly liquid mortgage- backed and related securities until we are able to reinvest these assets into loans or other community banking assets. Our securities portfolio is funded primarily by deposits and borrowings and is managed to a short duration with the intention of creating additional income and improving our return on equity. The interest rate sensitivity of our investments, loans, and funding sources is reduced using various interest rate contracts, including interest rate swaps, caps and floors and exchange-traded futures and options. In selecting mortgage-backed and related securities for our portfolio and in pricing our loans, we employ option-adjusted spread pricing analysis to ascertain the net risk-adjusted spread expected to be earned on the various investments and loans. This analysis considers the interest rate, prepayment, credit and liquidity risks in an investment or loan, and we seek to select securities and loans with the highest spread over funding costs after covering the expected costs of the embedded risks. In this manner, our portfolio can enhance our profitability through interest earned on these securities over our funding costs and through possible gains as a result of price changes net of hedging activities.

Lending Activities

     General. At December 31, 2002, Los Padres Bank’s net loan portfolio totaled $448.1 million, representing approximately 54.4% of our $824.3 million of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate loans. While we continue to emphasize single-family residential loans products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, consumer loans, and commercial and industrial loans. We also offer multi-family residential loans, construction loans secured by both residential and commercial properties and consumer loans.

     The risks associated with mortgage lending are well-defined and controllable. Credit risk is controlled through the adherence, with few exceptions, to secondary market underwriting guidelines. We rely on our internal credit approval and administrative process to originate loans as well as our internal asset review process which oversees our loan quality in order to ensure that our underwriting standards are maintained. We believe that the low level of our non-performing assets is evidence of our adherence to our underwriting guidelines. Market risk is controlled by our approach to pricing and by regular monitoring and management of the institution’s overall sensitivity to interest rate changes.

     As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, we estimate that at December 31, 2002, substantially all of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California central coast, the Kansas City metropolitan area and the Phoenix/Scottsdale metropolitan area.

     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Real estate loans:
Single-family	$116,714	25.8%	$156,150	34.5%	$200,373	50.2%
Multi-family	71,856	15.9	69,584	15.4	66,005	16.6
Commercial	183,264	40.5	156,431	34.5	108,820	27.3
Construction(1)	19,666	4.4	20,235	4.5	13,079	3.3
Land acquisition and development	14,948	3.3	7,889	1.7	2,511	0.6
Commercial and industrial loans	27,676	6.1	30,838	6.8	3,969	1.0
Consumer loans	17,565	3.9	11,107	2.5	3,265	0.8
Other loans (2)	503	0.1	539	0.1	753	0.2

Total loans receivable	452,192	100.0%	452,773	100.0%	398,775	100.0%

Less:
Allowance for loan losses	(3,797)		(3,736)		(3,150)
Net deferred loan fees	(1,332)		(1,102)		(485)
Net premiums	987		1,774		397

	(4,142)		(3,064)		(3,238)

Loans receivable, net	$448,050		$449,709		$395,537

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1999		1998

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Real estate loans:
Single-family	$206,572	53.4%	$199,161	59.1%
Multi-family	60,746	15.7	51,675	15.3
Commercial	93,803	24.2	71,374	21.2
Construction(1)	20,814	5.4	8,792	2.6
Land acquisition and development	3,525	0.9	4,477	1.3
Commercial and industrial loans	—	—	—	—
Consumer loans	1,088	0.3	1,135	0.3
Other loans (2)	502	0.1	694	0.2

Total loans receivable	387,050	100.0%	337,308	100.0%

Less:
Allowance for loan losses	(3,112)		(2,975)
Net deferred loan fees	(258)		164
Net premiums	543		772

	(2,827)		(2,039)

Loans receivable, net	$384,223		$335,269

(1)	Includes loans secured by residential and commercial properties. At December 30, 2002, we had $14.7 million of construction loans secured by residential properties and $5.0 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in our total loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

			Due 5 or
		Due 1-5	more years
		years after	after
	Due 1 year	December 31,	December 31,
	or less	2002	2002	Total

	(In Thousands)
Real estate loans:
Single-family residential	$18	$159	$116,537	$116,714
Multi-family residential	4	103	71,749	71,856
Commercial	8,062	17,382	157,820	183,264
Construction(1)	5,695	2,350	11,621	19,666
Land acquisition and development	13,917	553	478	14,948
Commercial and industrial loans	15,344	9,761	2,571	27,676
Consumer loans	437	5,205	11,923	17,565
Other loans (2)	503	—	—	503

Total	$43,980	$35,513	$372,699	$452,192

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     Scheduled contractual amortization of loans does not reflect the expected term of our loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sales clauses, which gives us the right to declare a conventional loan immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates. Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     The following table sets forth the dollar amount of total loans due after one year from December 31, 2002, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		adjustable-
	Fixed rate	rate	Total

	(In Thousands)
Real estate loans:
Single-family residential	$67,592	$49,104	$116,696
Multi-family residential	31,339	40,513	71,852
Commercial	79,824	95,378	175,202
Construction(1)	10,555	3,416	13,971
Land acquisition and development	478	553	1,031
Commercial and industrial loans	7,619	4,713	12,332
Consumer loans	6,849	10,279	17,128
Other loans	—	—	—

Total	$204,256	$203,956	$408,212

(1)	Includes loans secured by residential and commercial properties.

     Origination, Purchase and Sale of Loans. The lending activities of Los Padres Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by Los Padres Bank’s board of directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, walk-in customers and advertising. In its present marketing efforts, Los Padres Bank emphasizes its community ties, customized personal service, competitive rates and terms, and its efficient underwriting and approval process. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by Los Padres Bank’s board of directors. Los Padres Bank requires title, hazard and, to the extent applicable, flood insurance on all security property.

     Mortgage loan applications are initially processed by loan officers who do not have approval authority. All real estate loans which are either at or below the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”), lending limit and which meet all of the current Freddie Mac underwriting guidelines can be approved by designated senior management of Los Padres Bank. All consumer loans up to $25,000 may be approved by designated senior management of Los Padres Bank. All loans in excess of these amounts up to $1.0 million require the approval of two members of Los Padres Bank’s Executive Loan Committee, which consists of designated senior management of Los Padres Bank. Loans in excess of $1.0 million, but not exceeding $3.0 million, require the approval of a majority of Los Padres Bank’s Loan Committee, consisting of designated senior management of Los Padres Bank. All loans in excess of $3.0 million, up to Los Padres Bank’s legal lending limit, must be approved by either Los Padres Bank’s Loan Oversight Committee, comprised of both designated senior management and certain members of the board of directors, or the board of directors of Los Padres Bank. In addition, the board of directors of Los Padres Bank ratifies all loans originated and purchased by Los Padres Bank.

     A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2002, Los Padres Bank’s regulatory limit on loans-to-one borrower was $8.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $5.9 million, $5.8 million, $5.7 million, $5.6 million and $5.5 million. These five largest loans or loan concentrations were secured by commercial real estate and business assets. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2002.

     Single-Family Residential Real Estate Loans. Los Padres Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher yielding loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2002 and 2001, Los Padres Bank brokered $86.1 million and $39.8 million of such single-family residential loans on behalf of third parties.

     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2002, Los Padres Bank had $116.7 million of single-family residential loans in its portfolio, which amounted to 25.8% of total loans receivable as of such date. At December 31, 2002, $67.6 million or 57.9% of Los Padres Bank’s single-family residential loans had fixed interest rates and $49.1 million or 42.1% had interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.

     Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2002, Los Padres Bank had an aggregate of $71.9 million and $183.3 million invested in multi-family residential and commercial real estate loans, respectively, or 15.9% and 40.5% of total loans receivable, respectively. Los Padres Bank has generally targeted smaller commercial real estate loans with principal balances of up to its legal lending limit.

     Los Padres Bank’s multi-family residential loans are secured by multi-family properties of five units or more, while Los Padres Bank’s commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in Los Padres Bank’s primary market areas. Los Padres Bank typically originates commercial real estate loans for terms of up to 10 years based upon a 30-year loan amortization period and multi-family residential loans for terms of up to 15 years based upon up to a 30-year amortization schedule. Los Padres Bank will originate these loans on both a fixed-rate or adjustable-rate basis, with the latter adjusting on a periodic basis of up to one year based on the London Interbank Offered Rate (“LIBOR”), the one-year U.S. Treasury index of constant comparable maturities, a designated prime rate or the 11th District Cost of Funds Index. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 75%. As part of the criteria for underwriting commercial real estate loans, Los Padres Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service)

of 1.3:1 or more. It is also Los Padres Bank’s general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.

     Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. In addition, the balloon payment features of these loans may require the borrower to either sell or refinance the underlying property in order to make the payment. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. Los Padres Bank attempts to minimize its risk exposure by requiring loan-to-value and debt coverage ratios, and by monitoring the operation and physical condition of the collateral.

     Construction Loans. Los Padres Bank also originates loans to finance the construction of single-family residences and commercial properties located in its primary market area. At December 31, 2002, Los Padres Bank’s construction loans amounted to $19.7 million or 4.4% of total loans receivable, $14.7 million of which were for the construction of residential properties and $5.0 million of which were for the construction of commercial properties. Los Padres Bank also originates land acquisition and development loans which are loans for the acquisition of land and the development of residential properties. At December 31, 2002, Los Padres Bank’s land acquisition and development loans amounted to $14.9 million of 3.3% of total loans receivable.

     Los Padres Bank primarily provides construction loans to individuals building their primary or secondary residence as well as to local developers with whom Los Padres Bank is familiar and who have a record of successfully completing projects. Residential construction loans to developers generally are made with terms not exceeding two years, have interest rates which are fixed or adjust, with the latter adjusting on a periodic basis of up to one year based upon a designated prime rate or LIBOR, and are generally made with loan-to-value ratios of 80% or less. Residential construction loans to individuals are interest only loans for the term of the construction and then generally convert to a permanent loan at market rates. Los Padres Bank’s construction/permanent loans have been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. Los Padres Bank also offers adjustable-rate loans based on a designated prime rate or other indices with terms of up to two years for the construction of commercial properties. Such loans are generally made at a loan-to-value ratio of 85% of discounted appraised value or less. Land acquisition and development loans are typically issued with one year terms, bearing adjustable-rates of interest based on a designated prime rate or LIBOR and are generally made with loan-to-value ratios of 75% or less.

     Construction lending and acquisition and development lending are generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on construction loans and acquisition and development loans is dependent largely upon the accuracy of the initial appraisal of the property’s projected value at completion of construction as well as the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate and the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full payment. Los Padres Bank attempts to minimize the foregoing risks primarily by limiting its construction lending to experienced developers and by limiting the total amount of loans to builders for speculative construction projects. It is also Los Padres Bank’s general policy to obtain regular financial statements and tax returns from builders so that it can monitor their financial strength and ability to repay.

     Commercial and Industrial Loans. Los Padres Bank is placing increased emphasis on the origination of commercial business loans. During the year ended December 31, 2002, Los Padres Bank originated $41.0 million of commercial and industrial loans, as compared to $13.6 million and $9.5 million as of December 31, 2001 and 2000, respectively. At December 31, 2002, Los Padres Bank’s commercial and industrial loans amounted to $27.7 million or 6.1% of total loans receivable. Los Padres Bank’s commercial loan portfolio increased significantly in connection with the acquisition of the Kansas operations of Harrington Bank, FSB in November 2001.

     The commercial and industrial loans that Los Padres Bank is originating include lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 80% or less. Loan terms vary from one to seven years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal Prime Rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than mortgage loans, but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. Los Padres Bank’s business customers are typically small to medium sized, privately-held companies with local or regional businesses that operate in Los Padres Bank’s primary markets.

     Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, automobile loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2002, $18.1 million or 4.0% of Los Padres Bank’s total loans receivable consisted of consumer loans.

     Home equity lines of credit are originated by Los Padres Bank for up to 80% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 10 years and carry interest rates which adjust monthly in accordance with a designated prime rate or floating LIBOR rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2002, home equity lines of credit and home improvement loans totaled $16.6 million or 91.6% of Los Padres Bank’s total consumer and other loan portfolio and an aggregate of $11.7 million was committed and undrawn under these loans and lines of credit.

     Los Padres Bank currently offers loans secured by deposit accounts, which amounted to $372,000 or 2.1% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2002. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

     At December 31, 2002, automobile and secured and unsecured personal line of credit loans amounted to $1.1 million or 6.3% of Los Padres Bank’s total consumer and other loan portfolio.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Los

Padres Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and Los Padres Bank intends to continue to offer consumer loans in order to provide a full range of services to its customers.

Asset Quality

     General. Los Padres Bank’s Internal Asset Review Committee, consisting of Los Padres Bank’s senior executive officers, monitors the credit quality of Los Padres Bank’s assets, reviews classified and other identified loans and determines the proper level of reserves to allocate against Los Padres Bank’s loan portfolio, in each case subject to guidelines approved by Los Padres Bank’s board of directors.

     Loan Delinquencies. When a borrower fails to make a required payment on a loan, Los Padres Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the sixteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 16 days, the loan and payment history is reviewed and efforts are made to collect the loan. While Los Padres Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, Los Padres Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Non-Performing Assets. Los Padres Bank will place loans on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When such a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Los Padres Bank generally does not accrue interest on loans past due 60 days or more.

     Non-performing loans are defined as non-accrual loans. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Troubled debt restructurings are defined as loans which Los Padres Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Non-accruing loans:
Single-family residential	$218	$56	$767	$99	$966
Multi-family residential	—	—	2,592	—	—
Commercial real estate	—	348	—	—	—
Land acquisition and development	—	—	—	689	—
Commercial and industrial	—	93	—	—	—
Consumer and other	—	—	3	—	—

Total non-accruing loans	218	497	3,362	788	966

Total non-performing loans	218	497	3,362	788	966

Troubled debt restructurings	—	—	—	700	1,787
Real estate owned, net of reserves	—	—	—	—	691

Total non-performing assets and troubled debt restructurings	$218	$497	$3,362	$1,488	$3,444

Total non-performing loans and troubled debt restructurings as a percentage of total loans	0.05%	0.11%	0.84%	0.38%	1.02%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.03%	0.07%	0.69%	0.30%	0.70%

     At December 31, 2002, we had $218,000 in non-performing loans, both 60-89 days delinquent, representing a decrease of $279,000 or 56.1% from December 31, 2001. At December 31, 2002, 2001 and 2000, we had two, three and two non-performing loans, respectively. At December 31, 2002, we had no real estate owned or troubled debt restructurings.

     The interest income that would have been recorded during the years ended December 31, 2002, 2001 and 2000 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $43,496, $41,195 and $39,256, respectively. The interest income that was recorded during the years ended December 31, 2002, 2001 and 2000 with respect to Los Padres Bank’s non-accruing loans was $33, $18 and $300, respectively.

     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets which do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2002, in addition to the non-performing assets described above, Los Padres Bank had $1.8 million of classified loans, $1.8 million of which was classified as substandard and $50,000 of which was classified loss (as to which Los Padres Bank had established a specific reserve). As of December 31, 2002, Los Padres Bank had $10.4 million of loans that were designated special mention. Our classified and special mention loans, in addition to the non-performing loans discussed above, are the extent of the loans in our portfolio which give us some repayment concern.

     Allowance for Loan Losses. The allowance for loan losses reflects management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. On a quarterly basis, Los Padres Bank assesses the overall adequacy of the allowance for loan losses, utilizing a consistent and systematic approach which includes the application of an allocated allowance for specifically identified problem loans, a formula allowance for non-homogenous loans, a formula allowance for large groups of smaller balance homogenous loans and an unallocated allowance.

     Allocated allowance for specifically identified problem loans. A specific reserve is established for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

     Formula allowance for non-homogenous loans. Los Padres Bank segments its non-homogenous loan portfolio into pools with similar characteristics based on loan type (collateral driven) and risk factor (loan grade). Currently, these loans are segmented into four categories by collateral, further stratified by loan grade (pass, special mention and substandard). The general pool categories are multi-family residential, commercial real estate, land acquisition and development, and commercial and industrial. These non-homogenous loans are reviewed individually.

     The formula allowance is calculated by applying adjusted loss rates to these pools. Pool loss rates are established by examining historical charge-off data for groups of loans and adjusting them for a variety of qualitative factors deemed appropriate by management. The analysis of historical loss data in determining the initial loss rates is based on average balances over a ten year period. Management believes this period is conservative since it includes the severe economic recession of the early 1990’s and the current recession, which started in the third quarter of 2001. Where Los Padres Bank has no or nominal actual charge-off data for certain loan types, industry data and management’s judgment is utilized as representative starting loss rates.

     Formula allowance for large groups of smaller balance homogenous loans. The allocated loan loss allowance for large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans consist of consumer loans and single-family residential loans. The allowance for groups of performing loans is based on historical losses over a ten year period.

     Unallocated Allowance. The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

•	trends in criticized and non-accrual assets;

•	the levels and trends in charge-offs, recovery history and loan restructuring;

•	changes in volumes and terms of the loan portfolio;

•	changes in the effectiveness of the internal asset review process;

•	changes in lending policies, procedures and practices;

•	changes in the experience, ability and depth of lending management;

•	changes in the national and local economic conditions; and

•	the trend in local real estate values.

     Management and the Internal Asset Review Committee review these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the loan loss factors over a period reflective of two business cycles, the methodology is designed to take our recent loss experience for consumer and commercial and industrial loans into account. Furthermore, based on management’s judgment, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

     Although our management believes it uses the best information available to establish the level of the allowance, there can be no assurance that additions to such allowance will not be necessary in future periods. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require us to increase the allowance, based on their judgments of the information available to them at the time of the examination.

     The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,

	2002	2001	2000

	(In Thousands)
Specific reserve	$50	$50	$50
Formula-non homogenous	3,131	2,993	1,617
Formula-homogenous	489	522	736
Unallocated	127	171	747

	$3,797	$3,736	$3,150

     At December 31, 2002, the formula allowance for non-homogeneous loans increased by $138,000 from December 31, 2001, primarily due to an increase in total non-homogeneous loans and, to a lesser extent, a decrease in criticized loans related to non-homogeneous loans.

     The formula allowance for homogeneous loans decreased by $33,000 and $214,000 for the years ending December 31, 2002 and 2001, respectively, as a result of decreasing single-family loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads. In addition, Los Padres Bank sold $27.6 million such loans in 2001, for the same reason.

     Specific reserves are established for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” From December 31, 2000 to December 31, 2002, the balance in specific reserves has remained constant at $50,000 and relates to one single-family loan.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated

	At and For the Year Ended
	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Balance at beginning of period	$3,736	$3,150	$3,112	$2,975	$3,324
Charge-offs:
Real estate loans
Single-family residential	—	—	—	(13)	(11)
Multi-family residential	—	—	—	—	(109)
Commercial	(330)	—	—	—	(185)
Consumer and other loans	—	(15)	(4)	(5)	(12)

Total charge-offs	(330)	(15)	(4)	(18)	(317)

Net charge-offs	(330)	(15)	(4)	(18)	(317)

Allowance for loan losses acquired in connection with branch purchase(1)	—	600	—	—	—

Provision (credit) for losses on loans	391	1	42	155	(32)

Balance at end of period	$3,797	$3,736	$3,150	$3,112	$2,975

Allowance for loan losses as a percent of total loans outstanding	0.83%	0.83%	0.79%	0.80%	0.88%

Ratio of net charge-offs to average loans outstanding	0.07%	—%	—%	0.01%	0.10%

(1)	In November 2001, we acquired from Harrington Bank, FSB the Shawnee Mission, Kansas branch, along with related loans and deposits.

     The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated.

	December 31,

	2002		2001		2000

		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in Thousands)
Real estate loans:
Single-family residential	$390	25.8%	$509	34.5%	$717	50.2%
Multi-family residential	344	15.9	437	15.4	453	16.6
Commercial	773	40.5	693	34.4	679	27.3
Construction	546	4.4	612	4.6	380	3.3
Land acquisition and development	215	3.3	79	1.7	25	0.6
Commercial and industrial loans	1,253	6.1	1,172	6.8	80	1.0
Consumer and other loans	149	3.9	63	2.6	69	1.0
Unallocated reserve	127	.1	171	—	747	—

Total	$3,797	100%	$3,736	100.0%	$3,150	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1999		1998

		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in Thousands)
Real estate loans:
Single-family residential	$804	53.4%	$963	59.1%
Multi-family residential	424	15.7	399	15.3
Commercial	994	24.2	783	21.2
Construction	331	5.4	309	2.6
Land acquisition and development	72	0.9	90	1.3
Commercial and industrial loans	—	—	—	—
Consumer and other loans	28	0.4	29	0.5
Unallocated reserve	459	—	402	—

Total	$3,112	100.0%	$2,975	100.0%

Investment Activities

     General. Our securities portfolio is managed under the direction of our Chief Executive Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which are reviewed and approved by Los Padres Bank’s board of directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”). In addition, Los Padres Bank has entered into an agreement with Smith Breeden Associates, Inc. (“Smith Breeden”) whereby Smith Breeden has been appointed as investment advisor with respect to the management of Los Padres Bank’s securities portfolio. With the assistance of Smith Breeden, Los Padres Bank’s Chief Executive Officer, President and Chief Financial Officer execute various transactions with respect to the portfolio and are responsible for informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Such officers are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any of the Chief Executive Officer, the President or the Chief Financial Officer of Los Padres Bank has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the board of directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.

     We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency securities and, to a much lesser extent, equity securities. In selecting securities for our portfolio, we employ option-adjusted pricing analysis with the assistance of Smith Breeden in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the duration-matched funding cost, the costs of the options embedded in the investment’s cash flow (such as a borrower’s ability to prepay a mortgage) and servicing costs. The objective of our investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.

     We manage our securities portfolio in order to enhance net interest income and net market value on a risk-adjusted basis and deploy excess capital until we can reinvest such assets into loans or other community banking assets. As a result, we monitor the net risk-adjusted spread of our investments and compare them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), we may sell individual securities prior to their maturity and reinvest the proceeds into new investments which generally carry wider risk-adjusted spreads. We utilize various interest rate contracts such as interest rate swaps, caps, floors, options and futures in order to hedge our interest rate exposure in our securities portfolio, which allows us to respond to changing prepayment rates on our mortgage-backed and related securities. The investment portfolio, although hedged for interest rate risk, is still susceptible to adverse changes in the spreads between the yields on mortgage-backed and related securities and the related Treasury and LIBOR based hedges. Substantially all of our securities are classified as available for sale securities and, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, are reported at fair value with unrealized gains and losses included in stockholders’ equity.

     Mortgage-Backed and Related Securities. At December 31, 2002, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $259.1 million or 79.3% of our securities portfolio and 31.4% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

     We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises or by private issuers which are rated based on the underlying collateral and priority of cash flows, and investment grade collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family mortgages. The principal and interest payments on these securities are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”).

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the terms of the underlying mortgages.

     Our mortgage-backed and related securities, including CMO’s, include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended (the “Code”) as REMICs. CMOs and REMICs, referred to in this document as CMOs, were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

     Like most fixed-income securities, mortgage-backed and related securities are subject to interest risk. Unlike most fixed-income securities, however, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility, with respect to mortgage-backed and related securities, than is the case with non-callable fixed income securities. Furthermore, mortgage-backed securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile. Nevertheless, we attempt to hedge against both interest rate and prepayment risk. No assurance can be made, however, that these hedges will be effective.

     Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, these securities generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees or collateral support. These securities also require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations. At December 31, 2002, $222.7 million or 94.6% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances and interest rate swaps). In addition, as a result of our maintaining a substantial portion of our assets in mortgage-backed and related securities, we have been able to maintain a relatively low level of operating expenses.

     At December 31, 2002, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At December 31, 2002, of the $259.1 million of mortgage-backed and related securities held by us, an aggregate of $110.3 million were secured by fixed-rate mortgage loans and an aggregate of $148.8 million were secured by adjustable-rate mortgage loans.

     We also invest in investment grade commercial mortgage backed securities (CMBS), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single family mortgage securities. At December 31, 2002, we held $64.9 million of commercial mortgage-backed securities.

     Corporate Debt Securities. We plan, from time to time, to invest in corporate investment grade notes and bonds that are general obligations of the issuing company or backed by specific equipment or other collateral of the issuing company. These securities are rated by the major rating agencies based on the financial strength of the issuing company, priority in the debt structure of the company, and the underlying security, if any. At December 31, 2002, we held $852,000 of corporate debt securities.

     Trading Account Assets and Other Securities. At December 31, 2002, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities, which had a carrying value of $1.8 million as of December 31, 2002, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities), which had a carrying value of $126,000 as of December 31, 2002. We also have asset-based (i.e., total return) interest rate swaps which we use to enhance our returns, and certain other interest rate contracts which do not receive hedge accounting treatment pursuant to SFAS No. 133. Other securities owned by us at December 31, 2002 and held in our held to maturity portfolio consisted of U.S. Government and agency securities, which had a carrying value of $2.4 million as of December 31, 2002.

     At December 31, 2002, we were a party to various interest rate swap agreements which we hold as trading account assets and which we refer to as “total return swaps.” As of December 31, 2002, we had CMBS total return swaps with an aggregate notional amount of $60.0 million which mature on or near July 31, 2003. Pursuant to the CMBS total return swaps, we receive the spread on Lehman Brothers AAA CMBS Index at the engagement of the swap plus any change in the market values of the index from spread changes. We pay a short term LIBOR rate minus a specified spread, usually 25 to 50 basis points depending on market conditions. Additionally, at December 31, 2002, we had Ginnie Mae total return swaps, which utilize a basket of adjustable-rate Ginnie Mae securities with an aggregate notional amount of $14.5 million, a payable rate of 1.84%, a receivable rate of 5.72% and a maturity date of October 2003. The purpose of these total return swaps is to create incremental income for Los Padres Bank.

     The net interest expense (income) relating to our total returns swaps was $916,000, $432,000 and $(117,000) during the years ended December 31, 2002, 2001 and 2000. The approximate net market value of our total returns swaps maintained as trading account assets was $(17,000), $60,000 and $(653,000) as of December 31, 2002, 2001 and 2000, respectively.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2002			2001

			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities–pass throughs
Due from five to ten years	$6,076	$6,163	6.72%	$8,494	$8,693	6.24%
Due over ten years	155,527	158,193	4.97	171,153	172,934	5.80

Total mortgage backed securities-pass throughs	$161,603	$164,356 (1)	5.03	$179,647	$181,627	5.82

Collateralized mortgage obligations
Due over ten years	71,103	70,690	3.81

Total collateralized mortgage obligations	71,103	70,690	3.81

Commercial mortgage-backed securities
Due from one to five years	24,218	24,486	2.43
Due from five to ten years	17,590	17,870	3.06
Due over ten years	22,380	22,545	3.81

Total commercial mortgage-back Securities	64,188	64,901	3.08

Asset-backed securities (underlying securities mortgages)
Due over ten years	23,736	23,731	2.74

Total asset backed-securities	23,736	23,731	2.74

Corporate debt securities
Due over ten years	807	852	15.53

Total corporate debt securities	807	852	15.53

Total	$321,437	$324,530	4.23

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities -pass throughs
Due from five to ten years	$—	$—
Due over ten years	47,051	47,438	7.36%

Total mortgage backed securities-pass throughs	$47,051	$47,438	7.36

Collateralized mortgage obligations
Due over ten years

Total collateralized mortgage obligations

Commercial mortgage-backed securities
Due from one to five years
Due from five to ten years
Due over ten years

Total commercial mortgage-back Securities

Asset-backed securities (underlying securities mortgages)
Due over ten years

Total asset backed-securities

Corporate debt securities
Due over ten years

Total corporate debt securities

Total

(1)	At December 31, 2002, consisted of $16.8 million of Fannie Mae participation certificates and $147.6 million of Ginnie Mae participation certificates.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	December 31

	2002				2001

				Weighted			Weighted
	Amortized			Average	Amortized		Average
	Cost	Fair Value		Yield	Cost	Fair Value	Yield

	(Dollars in Thousands)
Mortgage-backed securities:
Due over ten years	$355	$380		7.00%	$583	$604	7.00%

Total mortgage-backed securities	355	380	(1)	7.00	583	604	7.00

U.S. Government and agency securities:
Due within one year	2,013	2,087		5.30	—	—	—
Due from one-five years	—	—			2,034	2,113	5.30
Due from five-ten years	—	—			—	—	—
Due over ten years	—	—			—	—	—

Total U.S. Government and agency securities	2,013	2,087		5.30	2,034	2,113	5.30

Total securities classified as held to maturity	$2,368	$2,467		5.56	$2,617	$2,717	5.68

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31

	2000

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

	(Dollars in Thousands)
Mortgage-backed securities:
Due over ten years	$687	$695	7.00%

Total mortgage-backed securities	687	695	7.00

U.S. Government and agency securities:
Due within one year	2,000	2,000	6.77
Due from one-five years	—	—	—
Due from five-ten years	—	—	—
Due over ten years	—	—	—

Total U.S. Government and agency securities	2,000	2,000	6.77

Total securities classified as held to maturity	$2,687	$2,695	6.83

(1)	At December 31, 2002, consisted of $380,000 of Fannie Mae participation certificates.

     The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	December 31,

	2002				2001

				Weighted			Weighted
	Amortized			Average	Amortized		Average
	Cost	Fair Value		Yield	Cost	Fair Value	Yield

	(Dollars in Thousands)
Mortgage-backed securities	$1,696	$1,809	(1)	6.27%	$2,258	$2,333	6.49%
U.S. Government and agency securities	—	—			—	—	—
Equity securities(2)	150	125			150	140	—
Other securities(3)	—	—			—	278	—

Total trading account assets	$1,846	$1,934		5.76	$2,408	$2,751	6.08

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	2000

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

	(Dollars in Thousands)
Mortgage-backed securities	$3,345	$3,372	6.66%
U.S. Government and agency securities	—	—	—
Equity securities(2)	481	393	—
Other securities(3)	—	199	—

Total trading account assets	$3,826	$3,964	5.82

(1)	At December 31, 2002, consisted of $4,000 of Freddie Mac participation certificates, $1.0 million of Fannie Mae participation certificates and $772,000 of Ginnie Mae participation certificates.

(2)	At December 31, 2002, equity securities consisted of mutual funds invested in a variety of fixed income and equity securities.

(3)	At December 31, 2002, consisted of total return swaps which we use to enhance our returns, and interest rate contracts which do not qualify for hedge accounting treatment pursuant to SFAS No. 133.

     The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or For the Years
	Ended December 31,

	2002	2001	2000

	(In Thousands)
Beginning balance	$184,344	$50,133	$733

Mortgage-backed securities pass-throughs purchased-available for sale	61,024	189,437	100,757
Collateralized mortgage obligations purchased-available for sale	117,145
Commercial mortgage-backed securities purchased-available for sale	64,544
Asset-backed securities purchased-available for sale	23,735
Corporate debt securities purchased-available for sale	803
Agency securities purchased - held to maturity	—	2,055	2,000

Total securities purchased	267,251	191,492	102,757

Less:
Sale and principal payments of mortgage-backed securities, pass throughs-available for sale	(76,014)	(54,750)	(53,682)

Sale and principal payments of collateralized mortgage obligations-available for sale	(44,860)
Sale and principal payments of mortgage-backed securities, pass throughs - held to maturity	(228)

Total securities sold	(121,102)	(54,750)	(53,682)

Proceeds from maturities of securities	—	(2,000)	—
Change in net unrealized gain (loss) on securities available for sale and held to maturity	1,274	1,685	403
Amortization of (premium)/discount	(4,770)	(2,216)	(78)

Ending balance	$326,997	$184,344	$50,133

Sources of Funds

     General. We consider various sources of funds to fund our investing and lending activities and we evaluate the available sources of funds in order to reduce our overall funding costs. Deposits, reverse repurchase agreements, advances from the FHLB of San Francisco, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in our lending and investing activities, and for other general business purposes. We closely monitor rates and terms of competing sources of funds on a daily basis and utilize the source which we believe to be cost effective.

     Deposits. Los Padres Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy our business and retail customers’ needs. Los Padres Bank’s current deposit products include passbook accounts, negotiable order of withdrawal (“NOW”) and demand deposit accounts, money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from one month to five years and individual retirement accounts.

     Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank also intends to open a new branch in the Kansas City metropolitan area in the latter half of 2003. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising.

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type of Los Padres Bank for the periods indicated.

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

	(Dollars in Thousands)
Passbook accounts	$18,710	1.26%	$13,429	1.93%	$11,688	2.59%
Money market accounts	73,515	2.30	25,409	3.11	22,609	4.24
NOW accounts	30,840	.52	19,825	0.95	17,995	1.34
Certificates of deposit	371,324	3.22	341,444	5.26	283,582	5.67

Total deposits	$494,389	2.84	$400,107	4.79	$335,874	5.24

     The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2002.

Amount

(In Thousands)
Certificates of deposit maturing:
Three months or less	$57,525
Over three through six months	41,147
Over six through twelve months	39,849
Over twelve months	19,080

Total	$157,601

     The following table sets forth the activity in Los Padres Bank’s deposits during the period indicated.

	Year Ended December 31,

	2002	2001		2000

	(In Thousands)
Beginning balance	$520,858	$355,705		$379,839

Net increase (decrease) before interest credited	(8,060)	71,633		30,483
Interest credited	13,403	16,895		14,713
Deposit acquisitions (dispositions)	—	75,410	(1)	(65,407	)(2)
Gain on sale of deposits	—	—		(3,923)
Purchase accounting premium	—	1,365		—
Amortization of purchase accounting premium	(930)	(150)		—

Net increase (decrease) in deposits	4,413	165,153		(24,134)

Ending balance	$525,271	$520,858		$355,705

(1)	In November 2001, we acquired from Harrington Bank, FSB its Shawnee Mission, Kansas branch along with related deposits and loans.

(2)	In February 2000, we sold two branches and the related deposits that we had acquired in 1997.

     The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,

	2002	2001	2000

	(In Thousands)
0.00% to 2.99%	$272,688	$59,511	$37
3.00% to 3.99%	21,664	61,181	—
4.00% to 4.99%	30,424	203,718	4,582
5.00% to 5.99%	18,390	61,108	136,624
6.00% to 6.99%	7,514	39,866	155,378
7.00% and higher	1,223	1,183	216

Total	$351,903	$426,567	$296,837

     The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2002.

		Over Six
		Months	Over One	Over Two
	Six Months	Through One	Year Through	Years Through	Over Three
	and Less	Year	Two Years	Three Years	Years	Total

	(In Thousands)
0.00% to 2.99%	$181,104	$87,641	$3,426	$367	$150	$272,688
3.00% to 3.99%	9,686	2,195	4,852	2,889	2,042	21,664
4.00% to 4.99%	2,873	618	1,803	19,127	6,003	30,424
5.00% to 5.99%	2,194	2,221	7,189	432	6,354	18,390
6.00% to 6.99%	2,835	824	2,792	1,063	—	7,514
7.00% and higher	131	—	273	819	—	1,223

Total	$198,823	$93,499	$20,335	$24,697	$14,549	$351,903

     Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2002, we had seven advances from the FHLB of San Francisco which mature between January 2003 and June 2010. At December 31, 2002, we had total FHLB of San Francisco advances of $235.0 million at a weighted average coupon of 2.73%. Our borrowings from the FHLB of San Francisco are limited to 35% of Los Padres Bank’s total assets, or $288.5 million at December 31, 2002, $234.4 million at December 31, 2001, and $169.5 million at December 31, 2000.

     While not presently utilizing this funding source, we also have in the past obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date, generally not more than 90 days, at a price less than the original sales price. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected in a liability in our consolidated financial statements.

     We are parties to a credit agreement with Harris Trust and Savings Bank and US Bank, N.A. Under the credit agreement, we have a revolving credit facility that enables us to borrow up to $25 million for general corporate purposes from time to time prior to September 17, 2005, up to $21.875 million from September 17, 2005 to September 17, 2006 and up to $18.75 million from September 17, 2006 through September 30, 2007, in each case subject to customary borrowing conditions. As of December 31, 2002, we had outstanding borrowings of $11.3 million under the credit agreement. Our payment obligations under the credit agreement are secured by a first priority security interest in the capital stock of Los Padres Bank.

     We pay interest on the outstanding amount of our borrowings from time to time under the credit agreement at an interest rate that adjusts based upon our compliance with certain financial criteria and our selection of an interest rate formula. At our option, the interest rates per annum applicable to any particular borrowing under the credit agreement is either (1) adjusted LIBOR plus a margin ranging from 2.0% to 3.0% or (2) the prime rate announced from time to time by Harris Trust and Savings Bank minus a margin ranging from 0.5% to 0.0%. The factors that determine the amount of the margin include our core profitability and our non-performing asset ratio. We are currently at the most favorable pricing level under the credit agreement. In each year, we also pay a commitment fee to the lenders equal to 0.25% of the average daily undrawn portion of the borrowings available to us under the credit agreement for that year.

     The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. Management believes that as of December 31, 2002, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

     The following table sets forth certain information regarding our short-term borrowings at or for the dates indicated.

	At or For the Year Ended
	December 31,

	2002	2001	2000

	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$1,018	$108	$42,027
Maximum amount outstanding at any month-end during the period	1,501	613	104,278
Balance outstanding at end of period	517	365	—
Average interest rate during the period	1.21%	1.24%	5.97%
Average interest rate at end of period	1.12%	1.00%	—%
Short-term FHLB advances:
Average balance outstanding	$61,348	$47,959	$38,461
Maximum amount outstanding at any month-end during the period	160,000	85,403	63,000
Balance outstanding at end of period	160,000	21,403	36,000
Average interest rate during the period	2.03%	4.05%	6.36%
Average interest rate at end of period	1.43%	4.07%	6.58%

Subsidiaries

     Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.

     In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients. In November 2001, we purchased the remaining 51% interest in Harrington Wealth Management Company. Harrington Wealth Management Company emphasizes the management of expected risk and return through personal knowledge and analysis of each customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2002, Harrington Wealth Management Company administered approximately 483 accounts and had $112.4 million of assets under management which are not included on our balance sheet. For the years ended December 31, 2002, 2001 and 2000, Harrington Wealth Management Company generated revenues of $412,000, $348,000 and $261,000, respectively. Harrington Wealth Management Company is a wholly-owned subsidiary of Los Padres Bank.

     In August 2002, we established Los Padres Mortgage as a 51%-owned mortgage banking subsidiary of Los Padres Bank. Los Padres Mortgage has a non-exclusive joint venture agreement with Market Resources Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix/Scottsdale metropolitan area, which owns 49% of Los Padres Mortgage. Based on RE/MAX network referrals, Los Padres Mortgage originates single-family residential and commercial real estate loans primarily for sale to third party investors. Los Padres Bank has the ability to engage in similar relationships with other brokerage agencies in the Phoenix/Scottsdale metropolitan area, subject to a right of first refusal in favor of Los Padres Mortgage. Los Padres Bank has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage for its portfolio.

     Valley Oaks Financial Corporation was formed as a wholly owned service corporation of Los Padres Bank in 1983 and serves as the title holder with respect to the mortgages we originate.

Employees

     As of December 31, 2002, we had 157 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

Regulation of Harrington West Financial Group, Inc.

     General. Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund (“SAIF”) and not for the benefit of our stockholders. The following information describes certain aspects of that regulation applicable to us, Los Padres Bank and Harrington Wealth Management Company, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions. We are a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision (“OTS”). As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Los Padres Bank.

     Activities Restriction Test. As a unitary savings and loan holding company, we are generally not subject to activity restrictions, provided Los Padres Bank satisfies the Qualified Thrift Lender (“QTL”), test or meets the definition of a domestic building and loan association pursuant to the Code. We presently intend to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. However, since we are grandfathered, our unitary holding company powers and authorities were not affected. Despite our grandfathered status, if we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company, and our activities and any of our subsidiaries (other than Los Padres Bank or any savings association) would be restricted generally to activities permissible for financial holding companies and other activities permitted for multiple savings and loan holding companies under OTS regulations, unless such other associations each also qualify as a QTL or a domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if we were in the future to sell control of Los Padres Bank to any other company, such company would not succeed to our grandfathered status and would be subject to the same business activity restrictions.

     Restrictions on Acquisitions. We must obtain approval from the OTS before acquiring control of any other savings association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.

Regulation of Los Padres Bank

     General. As a federally chartered, SAIF-insured savings association, Los Padres Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). Lending activities and other investments of Los Padres Bank must comply with various statutory and regulatory requirements. Los Padres Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines Los Padres Bank and prepares reports for the consideration of Los Padres Bank’s Board of Directors on any deficiencies found in the operations of Los Padres Bank. The relationship between Los Padres Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the deposit insurance of savings accounts and the form and content of mortgage documents utilized by Los Padres Bank.

     Los Padres Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on us, Los Padres Bank, and our operations.

     Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures Los Padres Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that Los Padres Bank:

•	has engaged in unsafe or unsound practices;

•	is in an unsafe or unsound condition to continue operations; or

•	has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2002, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2002 at approximately $0.017 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Proposed Legislation. From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in Congress that would:

•	merge the Bank Insurance Fund and the SAIF.

•	increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.

•	increase deposit insurance coverage limits for municipal deposits.

•	double deposit insurance coverage limits for individual retirement accounts.

•	replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

     While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

     Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2002, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.

          OTS capital regulations also require savings associations to meet three capital standards:

•	tangible capital equal to at least 1.5% of total adjusted assets,

•	leverage capital (core capital) equal to 4% of total adjusted assets, and

•	risk-based capital equal to 8.0% of total risk-weighted assets.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. Minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances.

     In addition to minimum capital requirements and the prompt corrective action requirements set forth above, due to our business strategy which has concentrated on growth, a shift in our lending focus to more commercial lending and the size and character of our available for sale securities and trading account assets, we have informally agreed with the OTS that Los Padres Bank will maintain a total risk-based capital ratio and a leverage capital ratio of at least 11% and 6%, respectively, which is in excess of both the OTS’ minimum regulatory requirement as well as the OTS’ prompt corrective action requirements. Management does not believe that Los Padres Bank’s agreement with the OTS to maintain increased ratios of total risk-based and leverage capital will limit or restrict our operations. However, to the extent that Los Padres Bank fails to comply with these additional increased capital ratios, the OTS could take such failure to comply into consideration in connection with further requests to have Los Padres Bank pay dividends to us and in additional future branch applications. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

     The following table reflects as of December 31, 2002, Los Padres Bank’s actual levels of regulatory capital and both the applicable regulatory capital requirements as well as the increased capital requirements that Los Padres Bank has informally agreed with the OTS that it will maintain.

			Tier 1 Leverage
	Tangible Capital(1)		Capital(1)		Risk-Based Capital(1)

	Amount	Percent	Amount	Percent	Amount	Percent

			(Dollars in Thousands)
Actual regulatory capital	N/A	N/A	$49,836	6.11%	$53,583	11.97%
Minimum required by OTS Agreement (2)	N/A	N/A	48,945	6.00	49,230	11.00

Excess regulatory capital	N/A	N/A	$891	0.11%	$4,353	0.97%

Actual regulatory capital	$49,836	6.11%	$49,836	6.11%	$53,583	11.97%
Minimum regulatory capital	12,236	1.50	32,630	4.00	35,804	8.00

Excess regulatory capital	$37,600	4.61%	$17,206	2.11%	$17,779	3.97%

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $817.7 million as of December 31, 2002.

(2)	Although applicable OTS regulations require Los Padres Bank to maintain Tier 1 leverage capital equal to 4.00% of adjusted total assets and risk-based capital equal to 8.00% of adjusted risk-weighted assets, Los

Padres Bank has informally agreed with the OTS that it will maintain Tier 1 leverage capital equal to 6.00% of adjusted total assets and risk-based capital equal to 11.00% of adjusted risk-weighted assets.

     The Home Owners’ Loan Act (“HOLA”) permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;

•	the savings association is in compliance with its capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     At December 31, 2002, Los Padres Bank’s loans-to-one-borrower limit was $8.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, Los Padres Bank’s largest single lending relationship had an outstanding aggregate balance of $5.9 million, and consisted of two loans secured by residential real estate and a letter of credit, each of which was performing in accordance with its terms.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2002, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act and pursuant to Regulation W promulgated thereunder as interpreted by the OTS with respect to federal savings associations and their holding companies. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. We and Harrington Wealth Management Company are both considered to be affiliates of Los Padres Bank. In general, a savings association or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the association’s capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations:

•	a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

•	a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

•	a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the rule, a savings association in some circumstances may:

•	be required to file an application and await approval from the OTS before it makes a capital distribution;

•	be required to file a notice 30 days before the capital distribution; or

•	be permitted to make the capital distribution without notice or application to the OTS.

          The OTS regulations require a savings association to file an application if:

•	it is not eligible for expedited treatment of its other applications under OTS regulations;

•	the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

•	it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or

•	the association’s proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

          In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

•	the proposed capital distribution would reduce the amount of or retire any part of the savings association’s common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

•	the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted in July 2001, Los Padres Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

     Federal Home Loan Bank System. Los Padres Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, Los Padres Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

     Los Padres Bank’s required investment in FHLB stock, based on December 31, 2002, financial data, was $11.8 million. At December 31, 2002, Los Padres Bank had $11.8 million of FHLB stock.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2002, Los Padres Bank was in compliance with these requirements.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Recent Legislation

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999 (“GLB”) was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

     In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

     The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     To the extent that the GLB permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

     Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

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

          The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation of Non-banking Affiliates

     Harrington Wealth Management Company is registered with the SEC as an investment advisor. Harrington Wealth Management Company is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities.

Item 2. Properties

Office Locations

     The following table sets forth certain information with respect to our offices at December 31, 2002.

	Leased/Owned	Date Office
	and	Opened or Purchase	Total Deposits at
Office Location	Lease Expiration Date	Date	December 31, 2002

Solvang Branch and Administrative Offices 610 Alamo Pintado Road Solvang, CA 93463	Lease expires on 1/31/05 with two options for five years each	June 1983	$94,978

Loan Center 1992 Mission Drive Solvang, CA 93463	Lease expires on 1/31/05 with two options for five years each	March 1998	—

Pismo Branch 831 Oak Park Boulevard Pismo Beach, CA 93449	Lease expires on 2/9/08 with two options for five years each	May 1988	75,313

Atascadero Branch 7315 El Camino Real Atascadero, CA 93422	Lease expires on 4/30/06 with two options for five years each	May 1991	46,875

Santa Maria Branch 402 E. Main Street Santa Maria, CA 93454	Lease expires on 6/30/07 with three options for five years each	July 1992	59,003

Buellton Branch 234 E. Highway 246, Suite 109 Buellton, CA 93427	Lease expires on 11/2/07 with one option for five years	December 1997	17,126

Goleta Branch 197 North Fairview Goleta, CA 93117	Lease expires on 12/31/03 with four options for five years each	February 1999	71,885

San Luis Branch 1322 Madonna Road San Luis Obispo, CA 93405	Lease expires on 12/31/05 with two options for five years each	January 2001	15,697

Nipomo Branch 542 W. Teft Road Nipomo, CA 93444	Lease expires on 11/30/05 with three options for five years each	July 2001	11,028

	Leased/Owned	Date Office
	and	Opened or Purchase	Total Deposits at
Office Location	Lease Expiration Date	Date	December 31, 2002

Storage Area 1120 Mission Drive Solvang, CA 93463	Month-to-month Lease with no expiration date	June 1992	—

Human Resources and Compliance Training Room Suite A-4 and A-5 1984 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/05 with two options for five years each	March 2000	—

Loan Origination Center Suite B-12 1988 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/05 with two options for five years each	April 2002	—

Harrington Bank 6300 Nall Avenue Kansas City, KS 66208	Lease expires on 12/31/10 with four options for five years each	November 2001	77,621

Harrington West Financial Group, Inc. 10801 Mastin Boulevard, Suite 740 Overland Park, KS 66210	Lease expires on 3/31/04	January 2002	—

Harrington Wealth Management Company 10150 Lantern Road, Suite 150 Fishers, IN 46038	Lease expires on 10/31/06	November 2001	—

Scottsdale Branch 10555 North 114th Street, Suite 100 Scottsdale, AZ 85295	Lease expires on 9/30/12 with two options for five years each	November, 2002	17,511

Los Padres Mortgage Company 6424 E. Greenway Parkway Scottsdale, A AZ 85295	Lease expires on 4/30/10 with one five year option	October, 2002	—

Los Padres Mortgage Company 3939 E. Ray Road, Suite 100 Phoenix, AZ 85044	Lease expires on 9/14/07 with one five year option	October, 2002	—

Los Padres Mortgage Company 12211-12213 West Bell Road Surprise, AZ 85374	Lease expires on 4/30/07	October, 2002	—

Los Padres Mortgage Company 10720 W. Indian School Road, Ste. 45 Phoenix, AZ 85037	Lease expires on 5/31/03	October, 2002	—

	Leased/Owned	Date Office
	and	Opened or Purchase	Total Deposits at
Office Location	Lease Expiration Date	Date	December 31, 2002

Ojai Branch 110 South Ventura Street Ojai, CA 93023	Owned	November 1997	38,234

Hanalei Bay Condo 5380 Honiki Road Princeville, Kauai	Owned	July 1994	—

Additonal Kansas Branch 143rd and Metcalf Overland Park, KS 66223 (1)	Owned	January 2003	—

(1)	Land purchased January 2003. Office is under construction and completion scheduled for latter part of 2003.

Item 3. Legal Proceedings

     We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future. Based on the current assessment of these matters, we do not presently believe that any one of them or all such matters taken as a whole is likely to have a material adverse impact on our financial condition, results of operations, cash flows or prospects. However, we will incur legal and related costs concerning litigation and may from time to time determine to settle some or all of the cases, regardless of our assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Stock Information

     On November 12, 2002, the initial public offering of 1,120,000 shares of our common stock was completed, consisting of 973,615 shares sold by us and 146,385 shares sold by certain of our stockholders. As of March 10, 2003, we had 4,327,951 shares of common stock outstanding and approximately 182 stockholders of record which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the high and low stock prices of our common stock for the fourth quarter of 2002. Our common stock began trading on the Nasdaq National Market on November 6, 2002 under the stock symbol “HWFG.”

Quarter Ended	High	Low

December 31, 2002	$12.24	$10.75

Dividends

     We paid a special dividend on our common stock in the second quarter of 2000 of $0.250 per share. Commencing in the third quarter of 2000 and continuing through the second quarter of 2002, we paid a quarterly dividend of $0.027. In the third quarter of 2002, we declared an increase in the quarterly dividend to $0.033 per share, and in the first quarter of 2003, we declared a further increase in the quarterly dividend to $0.04 per share.

     The dividend rate on our common stock and the continued payment of dividends is determined by our board of directors, which takes into account our consolidated earnings, financial condition, liquidity and capital requirements, applicable governmental regulations and policies, and other factors deemed relevant by our board of directors. More specifically, Delaware law provides that a corporation may make a dividend to its stockholders out of the corporation’s capital surplus or, in case there shall be no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The holders of our common stock are entitled to receive and share equally in such dividends as may be declared by our board of directors out of funds legally available therefor. Our ability to pay dividends may also be dependent on our ability to receive dividends from Los Padres Bank, which is subject to compliance with federal regulatory requirements. Additionally, under the terms of our revolving line of credit agreement with unaffiliated lenders, we cannot declare dividends in an amount exceeding the greater of $300,000 or 25% of our consolidated net income during any fiscal quarter or declare dividends at any time an event of default has occurred under the revolving line of credit.

Recent Sales of Unregistered Securities

     During 2002, we granted stock options to purchase 60,525 shares of our common stock with exercise prices ranging between $9.33 and $10.50 to our directors and employees in reliance upon an exemption under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 701. No shares of common stock were issued to our employees and directors pursuant to the exercise of options during 2002.

     On September 25, 2002, we effected a split of our common stock. In connection with the stock split, each share of our common stock was converted into three shares of common stock. We issued the new shares in exchange for shares held by our existing stockholders. No commissions or remuneration was paid or given directly or indirectly in connection with the stock split. Accordingly, this transaction was exempt from registration under Section 3(A)(9) of the Securities Act.

Item 6. Selected Financial Data.

(Dollars In Thousands, Except Share and Per Share Data)

     The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2002. Financial information at or for each of the five years ended December 31, 2002, is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

Selected Financial Condition Data:
Total assets	$824,331	$670,323	$484,969	$495,191	$495,179
Loans receivable, net	448,050	449,709	395,537	384,223	335,269
Securities available for sale	324,530	181,627	47,438	—	—
Securities held to maturity	2,368	2,617	2,687	741	—
Trading account assets	1,934	2,751	3,964	86,174	128,730
Deposits	525,271	520,858	355,705	379,839	327,681
Federal Home Loan Bank advances	235,000	96,403	91,000	71,000	134,029
Note payable	11,300	18,000	9,000	7,665	8,200
Stockholders’ equity	42,472	30,144	25,557	23,736	21,376

Selected Income Statement Data:
Interest income	$43,493	$41,168	$39,143	$36,941	$32,903
Interest expense	21,921	25,817	27,245	24,546	23,500

Net interest income	21,572	15,351	11,898	12,395	9,403
Provision (credit) for loan losses	391	1	42	155	(32)

Net interest income after provision (credit) for loan losses	21,181	15,350	11,856	12,240	9,435
Other income:
Income (loss) from trading account assets	(31)	436	(2,754)	(555)	(1,822)
Gain on sale of deposits	—	—	3,923	—	—
Gain (loss) on sale of loans	—	69	(601)	—	—
Other income(1)	2,181	996	554	1,023	685
Other expenses:
Salaries and employee benefits	7,847	5,444	3,942	4,064	3,281
Premises and equipment	2,197	1,631	1,357	1,503	1,105
Other expenses(2)	4,713	3,242	3,097	3,002	2,874

Income before income taxes	8,574	6,534	4,582	4,139	1,038
Income taxes	3,529	2,732	2,001	1,779	436

Net income	$5,045	$3,802	$2,581	$2,360	$602

Common Stock Summary:
Diluted earnings per share	$1.39	$1.12	$0.77	$0.71	$0.20
Dividends per share	0.12	0.11	0.30	—	—
Stockholders’ equity per share	9.81	8.99	7.87	7.31	6.58
Diluted weighted average shares outstanding	3,641,684	3,396,885	3,331,857	3,313,938	3,027,519
Selected Operating Data(3):
Performance Ratios and Other Data:
Return on average assets	0.68%	0.66%	0.53%	0.48%	0.13%
Return on average equity	15.36	13.65	10.47	10.46	3.16
Equity to assets	5.15	4.50	5.27	4.79	4.32
Interest rate spread(4)	2.97	2.55	2.02	2.20	1.89
Net interest margin(4)	3.14	2.81	2.30	2.41	2.06
Average interest-earning assets to average interest-bearing liabilities	105.21	105.51	105.17	104.53	103.27
Total noninterest expenses to average total assets	1.97	1.79	1.54	1.58	1.55
Efficiency ratio(5)	63.17	63.12	67.66	64.61	71.74

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

Asset Quality Ratios(6):
Non-performing assets and troubled debt restructurings to total assets	0.03	0.07	0.69	0.30	0.70
Non-performing loans and troubled debt restructurings to total loans	0.05	0.11	0.84	0.38	1.02
Allowance for loan losses to total loans	0.83	0.83	0.79	0.80	0.88
Allowance for loan losses to total non-performing loans and troubled debt restructurings	1,739.45	751.71	93.69	209.14	86.38
Net charge-offs to average loans outstanding	0.08	—	—	0.01	0.10
Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	11.14	10.76	10.55	9.48	10.41
Total risk-based capital ratio	11.97	11.72	11.56	10.38	11.41
Tier 1 leverage capital ratio	6.11	6.27	6.76	6.09	5.74

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees and other miscellaneous noninterest income.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous noninterest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios calculated subsequent to March 31, 1999 are based on average daily balances while all ratios calculated prior to March 31, 1999 are based on average month-end balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses as a percentage of the aggregate of net interest income after provision for loan losses and noninterest income, excluding gains on sales of securities, deposits and loans.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     We attempt to enhance our profitability with prudent levels of credit, interest rate and liquidity risk by managing our interest-earning assets and funding sources to generate favorable interest rate spreads. We invest in loans secured by single-family and multi-family residences and commercial properties, as well as commercial and industrial loans and consumer loans. We utilize excess capital balances through the management of an investment portfolio that is primarily comprised of short duration mortgage-backed securities and other investments. We also attempt to increase our retail banking fee income from deposit fees, loan origination fees and revenue from Harrington Wealth Management Company. Our funding strategy focuses on accessing cost-efficient funding sources, including retail deposits, FHLB advances, securities sold under agreements to repurchase and a revolving line of credit we have with three unaffiliated financial institutions. We seek to reduce our exposure to interest rate risk by hedging either internally through the use of longer term certificates of deposit, less interest rate sensitive transaction deposits and FHLB advances or externally through the use of interest rate contracts.

     Our strategy has been to build a community-oriented banking operation in each of the markets in which we operate in order to sustain loan origination and deposit growth and generate additional fee income. Our growth is designed to be achieved internally, although we have pursued, and will continue to pursue, acquisition opportunities when appropriate. Our overall goal is to increase stockholders’ value from earnings and the growth of our franchise.

Critical Accounting Policies

     General. The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, market quoted prices. We have not historically entered into derivative contracts which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2002, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

     Allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) an allocated allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances.

Results of Operations

     Summary of Earnings. We reported net income for the year ended December 31, 2002 of $5.0 million, compared to $3.8 million and $2.6 million for the years ended December 31, 2001 and 2000. Our net income improved by $1.2 million or 32.7% during 2002, as compared to 2001 and $1.2 million or 47.3% during 2001 as compared to 2000. On a diluted earnings per share basis, we earned $1.39, $1.12 and $0.77 for the years ended December 31, 2002, 2001 and 2000.

     Our income is dependent on loan growth, growth in our securities portfolio, fee income results, controlling costs and our continued efforts to prevent any unexpected loan losses that would require additions to our allowance for loan losses. During the periods presented, our profitability has been primarily attributable to the growth of our core banking income. We define core banking income as net interest income after the provision for loan losses plus fee income from banking services less our operating expenses. We have expanded our franchise during the periods presented, through internal growth, de novo branching and a branch acquisition, which has resulted in an increase in our operating expenses. Notwithstanding increased operating costs, core banking income has increased over the periods.

     The following table presents selected information on our core banking income over the periods presented as well as a reconciliation of our core banking income to income before income taxes (computed in accordance with generally accepted accounting principles):

	For the Year Ended
	December 31,

	2002	2001	2000

	(Dollars in Thousands)
Net interest income after provision for loan losses	$21,181	$15,350	$11,856
Retail banking fees and other income	2,181	996	554

Total net revenue	23,362	16,346	12,410
Other expenses	14,757	10,317	8,396

Core banking income	8,605	6,029	4,014
Other noninterest income (1)	(31)	505	568

Income before income taxes	$8,574	$6,534	$4,582

Core banking income as a percent of income before income taxes	100.36%	92.27%	87.60%

(1)	Consists of income (loss) from trading assets, gain on sale of deposits and gain (loss) on sale of loans.

     To a lesser extent during the periods presented, our results of operations have been impacted by realized and unrealized gains and losses incurred in trading account assets, and as a result of gains on our sale of loans and deposits.

     Net Interest Income. Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.

     Net interest income increased by $5.8 million or 38.0% to $21.2 million during the year ended December 31, 2002, over 2001, due to a $140.8 million or 25.8% increase in the average balance of interest-earning assets. The overall increase in the average balance of interest-earning assets was enhanced by a 42 basis point increase in the interest rate spread, attributable to a greater decline in average rates paid on deposits than on the yields earned on earning assets. The increased interest rate spread was due to an increase in the percentage of commercial loans we hold in our loan portfolio, which carry higher interest rates, as well as the fact that our deposits and borrowings generally reprice more quickly than our assets.

     Net interest income increased by $3.5 million or 29.0% to $15.4 million during the year ended December 31, 2001, as compared to the prior year, due to a $27.8 million or 5.4% increase in the average balance of interest-earning assets. Our interest rate spread increased by 53 basis points, primarily for the same reason discussed above when comparing 2002 with 2001.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. No tax equivalent adjustments were made during the periods presented. Information is based on average daily balances during the indicated periods, except noninterest-bearing deposits information is based on average balances for all periods.

	Year Ended December 31,

	2002			2001			2000

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$430,087	$31,500	7.32%	$396,132	$31,914	8.06%	$389,416	$30,365	7.80%
Securities and trading account assets(2)	233,053	11,336	4.86	127,841	8,411	6.58	100,446	7,066	7.03
FHLB stock	7,622	422	5.54	7,037	407	5.78	6,447	453	7.02
Cash and cash equivalents(3)	16,233	235	1.45	15,166	436	2.88	22,107	1,259	5.70

Total interest-earning assets	686,995	43,493	6.33	546,176	41,168	7.54	518,416	39,143	7.55

Noninterest-earning assets	19,201			13,054			8,344

Total assets	$706,196			$559,230			$526,760

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$104,355	1,853	1.78	$45,234	978	2.11	$40,604	1,199	2.95
Passbook accounts and certificates of deposit	390,034	12,178	3.12	354,873	18,204	5.13	295,270	16,388	5.55

Total deposits	494,389	14,031	2.84	400,107	19,182	4.79	335,874	17,587	5.24
FHLB advances(4)	140,561	7,198	5.12	107,233	5,942	5.54	105,790	6,263	5.92
Reverse repurchase agreements	1,017	12	1.22	108	1	1.24	42,027	2,509	5.97
Other borrowings(5)	17,019	680	3.99	10,189	692	6.79	9,228	886	9.60

Total interest-bearing liabilities	652,986	21,921	3.36	517,637	25,817	4.99	492,919	27,245	5.53

Noninterest-bearing deposits	14,235			7,882			5,493
Noninterest-bearing liabilities	2,666			5,929			3,702

Total liabilities	669,887			531,448			502,114
Stockholders’ equity	36,309			27,782			24,646

Total liabilities and stockholders’ equity	$706,196			$559,230			$526,760

Net interest-earning assets (liabilities)	$34,009			$28,539			$25,497

Net interest income/interest rate spread		$21,572	2.97		$15,351	2.55		$11,898	2.02

Net interest margin			3.14			2.81			2.30
Ratio of average interest-earnings assets to average interest-bearing liabilities			105.21			105.51			105.17

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(5)	Consists of a note payable under a revolving line of credit.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2002				Year Ended December 31, 2001
	Compared to Year Ended December 31, 2001				Compared to Year Ended December 31, 2000

	Increase (decrease) due to				Increase (decrease) due to

				Total Net				Total Net
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)

				(In Thousands)
Interest-earning assets:
Loans receivable	$(2,901)	$2,736	$(249)	$(414)	$1,008	$524	$17	$1,549
Securities and trading account assets(1)	(2,193)	6,923	(1,805)	2,925	(457)	1,927	(125)	1,345
FHLB stock	(17)	34	(1)	16	(80)	41	(7)	(46)
Cash and cash equivalents(2)	(217)	30	(15)	(202)	(624)	(395)	196	(823)

Total net change in income on interest-earning assets	(5,328)	9,723	(2,070)	2,325	(153)	2,097	81	2,025

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(174)	1,278	(228)	876	(321)	137	(37)	(221)
Passbook accounts and certificates of deposit	(7,124)	1,803	(706)	(6,027)	(1,241)	3,308	(251)	1,816

Total deposits	(7,298)	3,081	(934)	(5,151)	(1,562)	3,445	(288)	1,595
FHLB advances(3)	(451)	1,847	(140)	1,256	(401)	93	(5)	(313)
Reverse repurchase agreements	—	11	—	11	(1,986)	(2,503)	1,981	(2,508)
Other borrowings(4)	(285)	464	(191)	(12)	(260)	85	(27)	(202)

Total net change in expense on interest-bearing liabilities	(8,034)	5,403	(1,265)	(3,896)	(4,209)	1,120	1,661	(1,428)

Change in net interest income	$2,706	$4,320	$(805)	$6,221	$4,056	$977	$(1,580)	$3,453

(1)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(4)	Consists of a note payable under a revolving line of credit.

     Interest Income. Total interest income increased by $2.3 million or 5.6% during the year ended December 31, 2002, over 2001, from $41.2 million to $43.5 million. The increase in average balance of earning assets more than offset a decline in the average yield earned on our loan portfolio and securities portfolio (including trading account assets), which declined by 74 and 172 basis points, respectively, over the period, to 7.32% and 4.86%, respectively. The Federal Reserve Board lowered interest rates several times during 2002, and since a substantial portion of our earning assets reprice with the general level of interest rates, our average yield on earning assets declined.

     Total interest income increased by $2.0 million or 5.2% during the year ended December 31, 2001 over 2000, from $39.1 million to $41.2 million. During 2001, we experienced a $27.4 million or 27.3% increase in the average balance of securities and trading account assets and a $6.7 million or 1.7% increase in the average balance of loans receivable, net. The acquisition of our Kansas banking operation, which added $69.9 million of loans, was completed in November 2001, and accordingly did not significantly affect the averages for the entire year. In addition, the average yield earned on our loan portfolio increased by 26 basis points to 8.06%, which was partially offset by a decline in the average yield earned on our securities portfolio (including trading account assets) of 45 basis points to 6.6% as market interest rates declined. The increase in the average yield earned on our loan portfolio reflects the increase in commercial and consumer loans which carry higher yields as compared to single-family residential loans.

     Interest Expense. Total interest expense decreased by $3.9 million or 15.1% during the year ended December 31, 2002, over 2001, from $25.8 million to $21.9 million. During 2002, our average interest-bearing liabilities increased by $135.4 million or 26.2%, due primarily to the increase in borrowings to fund investment portfolio growth. Notwithstanding the increase in the average balance of liabilities, interest rate reductions during the year more than compensated for the increase in average balance, with the average yield on interest-bearing liabilities declining by 163 basis points over the year, from 4.99% to 3.36%. We funded our asset growth during the year primarily by growth in deposits, primarily certificates of deposit, but also with transaction accounts. Average interest-bearing deposits increased by $94.3 million or 23.6% 2002. Average FHLB advances increased during the year by $33.3 million or 31.1%, while the average amount drawn on our note payable increased by $6.8 million or 67.0% which includes $10.2 million of the proceeds from our initial public offering to temporarily pay down the balance of such borrowings.

     Total interest expense decreased by $1.4 million or 5.2% during the year ended December 31, 2001 over 2000, from $27.2 million to $25.8 million. During 2001, we funded our growth primarily with deposits, the average balance of which increased by $64.8 million or 18.0%. The increase in deposits replaced reverse repurchase agreements, the average balance of which declined from $42.0 million for 2000 to $108,000 for 2001. In addition, the average rate paid on deposits declined from 5.24% to 4.79% during the year.

     Provision for Loan Losses. We established provisions for loan losses of $391,000, $1,000, and $42,000 during the years ended December 31, 2002, 2001 and 2000, respectively. We also acquired $600,000 in additional allowance for loan losses in connection with our acquisition of our Kansas banking operation in 2001. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. Our provision for the year ended December 31, 2002 was affected by higher levels of commercial real estate and commercial and industrial loans.

     Other Income. Total other income has fluctuated over the periods presented, due to our management of our securities portfolio, which is intended to enhance both net interest income as well as other income by capitalizing on changes in option-adjusted spreads.

The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,

	2002	2001	2000

	(In Thousands)
Income (loss) from trading account assets	$(31)	$436	$(2,754)
Gain on sale of deposits	—	—	3,923
Gain (loss) on sale of loans	—	69	(601)
Banking fee income (1)	2,181	996	554

Total other income	$2,150	$1,501	$1,122

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, and other miscellaneous fees.

     Our management’s goal is to attempt to mitigate any change in the market value of our securities portfolio by the change in the market value of the interest rate contracts utilized by us to hedge our interest rate exposure.

     Total other income amounted to $2.2 million, an increase of $649,000 or 43.2% during the year ended December 31, 2002, over the prior year, due primarily to a $1.2 million or 119.0% increase in miscellaneous other income, primarily attributable to fees generated from our core banking operations. The increase in miscellaneous other income was partially offset by a decrease in income from trading account assets, which declined from $436,000 for the year ended December 31, 2001 to a $31,000 loss for the year ended December 31, 2002 due primarily to the changes in spreads on the trading account investments and total return swaps.

     Total other income amounted to $1.5 million, an increase of $379,000 or 33.8% during the year ended December 31, 2001 over 2000. During 2001, we recognized $436,000 in income from trading account assets, as compared to a $2.8 million loss during 2000. This increase in income from trading account assets reflected increases in the carrying values of our trading account assets, which was partially offset by decreases in the carrying values of our interest rate contracts. In addition, during 2001, other miscellaneous income, consisting primarily of income from our core banking services, increased by $442,000 or 79.8% over 2000, due principally to fees received in connection with the brokering of single-family loans to third party investors and increased other fee income. To a lesser extent, we had a $69,000 gain on sale of loans during 2001, compared to a loss of $601,000 during 2000, which was attributable to the relative market values on the loans sold. These increases were partially offset by a $3.9 million decrease in gain on sale of deposits. We recognized a $3.9 million gain on the sale of two branch offices during 2000.

     Other Expenses. The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,

	2002	2001	2000

	(In Thousands)
Salaries and employee benefits	$7,847	$5,444	$3,942
Premises and equipment	2,197	1,631	1,357
Insurance premiums	255	250	278
Marketing	260	184	256
Computer services	542	458	362
Consulting fees	733	523	495
Office expenses and supplies	694	427	387
Other (1)	2,229	1,400	1,319

Total other expenses	$14,757	$10,317	$8,396

(1)	Consists primarily of professional fees, and other miscellaneous expenses.

     Total other expenses increased by $4.4 million or 43.0% during the year ended December 31, 2002 over the prior year ended December 31, 2001, and increased by $1.9 million or 22.9% during the year ended December 31, 2001 over 2000. Increased expenses during the periods presented reflects our growth during the periods, as evidenced in the discussion of the major components of other expenses discussed below.

     The principal category of our other expenses is salaries and employee benefits, which increased by $2.4 million or 44.1% during the year ended December 31, 2002, as compared to the prior year. Salaries and employee benefits increased by $1.5 million or 38.1% during 2001. The increases during the year period ended December 31, 2002 and 2001 over the prior years were primarily due to the hiring of additional employees in connection with the opening of new branch offices in San Luis Obispo, California in January 2001, Nipomo, California in July 2001 and Phoenix/Scottsdale, Arizona in November 2002, and the acquisition of our Kansas banking operation in November 2001, together with our general growth in operations.

     Premises and equipment expenses increased by $566,000 or 34.7% during the year ended December 31, 2002, as compared to the prior year, and increased by $274,000 or 20.2% during 2001. The increase in premises and equipment expense during the year ended December 31, 2002 and 2001 over the prior years was primarily due to the branch openings and the acquisition of our Kansas banking operation.

     We have contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain of our directors are also principals of Smith Breeden. The consulting fees paid by us to Smith Breeden during the years ended December 31, 2002, 2001 and 2000, amounted to $325,000, $295,000 and $286,000.

     The increases in miscellaneous other expenses since 2000 reflect our growth over the periods as well as expenses associated with our public company status and new corporate governance regulations.

     Income Taxes. We incurred income tax expense of $3.5 million, $2.7 million and $2.0 million during the years ended December 31, 2002, 2001 and 2000. The amount of our income tax expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rate amounted to 41.4%, 41.8% and 43.7%, the years ended December 31, 2002, 2001 and 2000.

Changes in Financial Condition

     General. At December 31, 2002, our total assets amounted to $824.3 million, compared with $670.3 million at December 31, 2001. The increase in total assets was primarily attributable to an increase in securities classified as available for sale. At December 31, 2002, our total liabilities amounted to $781.9 million, compared to $640.2 million at December 31, 2001.

     Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $19.2 million at December 31, 2002, and $11.1 million at December 31, 2001. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “-Liquidity and Capital Resources.”

     Securities. In order to limit our credit risk exposure and to earn a positive interest rate spread, we maintain a significant portion of our assets in various types of securities, consisting primarily of investment grade mortgage-backed securities and CMOs, and REMICs, which we collectively refer to as “mortgage-backed and related securities.” Our securities portfolio also includes, to a lesser extent, U.S. Government securities. At December 31, 2002, our securities portfolio, which is comprised of securities classified as available for sale and held to maturity, amounted to $326.9 million or 39.6% of our total assets. Mortgage-backed and related securities, which are the principal components of our securities portfolio, often carry lower yields than traditional mortgage loans. These types of securities, however, generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations we incur.

     Securities classified as available for sale, which consist of mortgage-backed and related securities, amounted to $324.5 million at December 31, 2002 and $181.6 million at December 31, 2001. The $142.9 million or 78.7% increase during the year ended December 31, 2002 was primarily due to favorable market opportunities for these securities. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government and agency securities, remained relatively stable at the end of the periods presented, amounting to $2.4 million at December 31, 2002 and $2.6 million at December 31, 2001.

     Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. Trading account assets amounted to $1.9 million at December 31, 2002, $2.8 million at December 31, 2001. At December 31, 2002, of the $1.9 million of trading account assets, $1.8 million consisted of mortgage-backed and related securities, and $126,000 consisted of equity securities. The decrease in trading account assets since December 2001 reflects management’s decision to reduce its trading portfolio and to hold substantially all of its securities in its available for sale portfolio, reflecting management’s general intention of focusing on interest income from its securities portfolio as opposed to the generation of short-term gains on sale. This decision is evidenced by the decline in our securities trading since December 2001.

     Loans Receivable. At December 31, 2002, loans receivable, net of our allowance for loan losses, amounted to $448.1 million or 54.3% of total assets, as compared to $449.7 million or 67.1% of total assets at December 31, 2001. The $1.7 million or 0.4% decline in the portfolio at December 31, 2002, compared to December 31, 2001, was due to accelerated prepayments of fixed-rate commercial real estate and single-family mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income.

     Allowance for Loan Losses. At December 31, 2002, our allowance for loan losses totaled $3.8 million, compared to $3.7 million at December 31, 2001. At December 31, 2002, our allowance for loan losses represented approximately 0.83% of the total loan portfolio and 1,740.0% of total non-performing and troubled debt restructurings loans, as compared to 0.83% and 751.7% at December 31, 2001. The increase in our allowance for loan losses during the periods reflects the growing percentage of commercial loans that we hold in our portfolio which entail a higher degree of risk. The allowance for loan losses is established through provisions based on our management’s evaluation of the risks inherent in our loan portfolio and the real estate economies in the markets in which we operate.

     Prepaid expenses and other assets. At December 31, 2002, prepaid expenses and other assets amounted to $1.8 million, as compared to $1.9 million as of December 31, 2001. The decrease in prepaid expenses and other assets since December 31, 2001 reflected a decrease in market value related to the mortgage servicing rights due to higher than expected prepayments.

     Deposits. At December 31, 2002, deposits totaled $525.3 million, as compared to $520.9 million as of December 31, 2001. The $4.4 million or 0.8% increase in total deposits during the year ended December 31, 2002 was due to management’s strategy to reduce our deposit pricing and allow the resulting reductions in higher cost deposits to be replaced with FHLB advances. We attempt to manage our overall funding costs by evaluating all potential sources of funds, including retail deposits and short and long-term borrowings, and identifying which particular source will result in an all-in cost to us that meets our funding benchmark. At the same time, Los Padres Bank has attempted to price the deposits offered through its branch system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. In addition to providing a cost-efficient funding source, these retail deposits provide a source of fee income and the ability to cross-sell other products or services.

     Borrowings. Advances from the FHLB of San Francisco amounted to $235.0 million at December 31, 2002 and $96.4 million at December 31, 2001. The increase in FHLB advances since 2001 was due to our increased utilization of such borrowings to fund our growth in securities and loans. At December 31, 2002, our FHLB advances had a weighted average interest rate of 2.73%, as compared to 4.82% at December 31, 2001. Our outstanding FHLB advances have maturities ranging from 2003 to 2010.

     We have a loan facility from two banks consisting of a revolving line of credit. On September 17, 2002, we entered into an amendment of this facility, the primary purpose of which was to increase our maximum borrowing capacity from $20.0 million at the time of the amendment to $25.0 million. We are currently permitted to borrow up to $25.0 million under the line of credit, which decreases to $21.875 million from September 2005 through September 2006 and further decreases to $18.75 million from September 2006 through September 30, 2007. Our note payable amounted to $11.3 million at December 31, 2002 and $18.0 million at December 31, 2001. The decline in the note payable reflects the utilization of $10.2 million of the net proceeds from our initial public offering to temporarily pay down such borrowing. We anticipate that we will increase our utilization of the note payable as market conditions permit. Proceeds from the note payable have been contributed to Los Padres Bank in order to increase Los Padres Bank’s capital and working capital, thereby permitting us to increase Los Padres Bank’s originations of loans and purchases of mortgage-backed and related securities. The loan facility is secured by Los Padres Bank’s common stock. Our amendment to the loan facility also increased our dividend capacity and relaxed the terms of certain restrictive debt covenants which apply to us pursuant to this loan facility.

     Stockholders’ Equity. Our stockholders’ equity amounted to $42.5 million at December 31, 2002, an increase of $12.3 million from December 31, 2001. This increase reflects the closing of our initial public offering, and the sale by us of 973,614 shares at $12.00 per share on November 12, 2002, resulting in net proceeds of $10.2 million. In addition, our increased profitability and net income recognized during 2002 also contributed to the increase in stockholder’s equity. Moreover, our stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts, dividends paid on our common stock and the exercise of stock options.

Asset and Liability Management

     In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of savings institutions have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to repricing within a shorter period of time. This factor has historically caused the income and market value of portfolio equity (“MVPE”) of savings institutions to be more volatile than other financial institutions.

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

     Our management believes that its asset and liability management strategy, as discussed below, provides us with a competitive advantage over other financial institutions. We believe that our ability to hedge our interest rate exposure through the use of various interest rate contracts provides us with the flexibility to acquire loans structured to meet our customer’s preferences and investments that provide attractive net risk-adjusted spreads, regardless of whether the customer’s loan or our investment is fixed-rate or adjustable-rate or short-term or long-term. Similarly, we can choose a cost-effective source of funds and subsequently engage in an interest rate swap or other hedging transaction so that the interest rate sensitivities of our interest-earning assets and interest-bearing liabilities are more closely matched.

     Our asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president, chief financial officer, controller and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.

     Smith Breeden provides consulting services to us regarding, among other things, the selection of our investments and borrowings, the pricing of loans and deposits, and the use of various interest rate contracts to reduce interest rate risk. Smith Breeden is a consulting firm which renders investment advice and asset and liability management service to financial institutions, corporate and government agencies nationally. Certain of our directors are principals of Smith Breeden.

     The ALCO regularly reviews interest rate risk by utilizing analyses prepared by Smith Breeden with respect to the impact of alternative interest rate scenarios on net interest income and on Los Padres Bank’s MVPE. The ALCO also reviews analyses prepared by Smith Breeden concerning the impact of changing market volatility, prepayment forecast error, and changes in option-adjusted spreads and non-parallel yield curve shifts.

     In the absence of our hedging activities, our MVPE would decline as a result of a general increase in market rates of interest. This decline would be due to the market values of our assets being more sensitive to interest rate fluctuations than are the market values of our liabilities due to our investment in and origination of generally longer-term assets which are funded with shorter-term liabilities. Consequently, the elasticity (i.e., the change in the market value of an asset or liability as a result of a change in interest rates) of our assets is greater than the elasticity of our liabilities.

     Accordingly, the primary goal of our asset and liability management policy is to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible. This elasticity adjustment can be accomplished internally by restructuring our balance sheet or externally by adjusting the elasticities of our assets and/or liabilities through the use of interest rate contracts. Our strategy is to hedge either internally through the use of longer-term certificates of deposit or less sensitive transaction deposits and FHLB advances or externally through the use of various interest rate contracts.

     External hedging generally involves the use of interest rate swaps, caps, floors, options and futures. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities which would effectively be hedged by that interest rate contract.

     In selecting the type and amount of interest rate contract to utilize, we compare the elasticity of a particular contract to that of the securities to be hedged. An interest rate contract with the appropriate offsetting elasticity could have a notional amount much greater than the face amount of the securities being hedged.

     We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, we must show that, at the inception of the interest rate contracts and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. We have entered into various interest rate swaps for the purpose of hedging certain of our short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. We have also entered into various interest rate swaps which hedge a portion of our securities portfolio. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets.

     An interest rate swap is an agreement where one party agrees to pay a fixed rate of interest on a notional principal amount to a second party in exchange for receiving from the second party a variable rate of interest on the same notional amount for a predetermined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. These swaps are generally utilized by us to synthetically convert floating-rate deposits and borrowings into fixed-rate liabilities or convert fixed-rate assets into adjustable-rate instruments, in either case without having to sell or transfer the underlying liabilities or assets.

     At December 31, 2002, we held interest rate swaps which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $109 million and maturities from February 2004 to December 2010. With respect to these agreements, we make fixed-rate payments ranging from 3.0% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps, in addition to certain cap agreements, are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.

     The income (expense) relating to these swaps was $(2,043,000), $528,000 and $(205,000) during the years ended December 31, 2002, 2001 and 2000, respectively. This income (expense) is netted against interest expense on FHLB advances in our consolidated statements of earnings. The approximate net market value of these interest rate swaps was $(6.8) million and $(1.1) million as of December 31, 2002 and 2001, respectively. Effective as of January 1, 2001, these gains and losses are reflected as a separate component in stockholders’ equity. Prior to such date, these gains and losses were not reflected on our statement of financial condition.

     At December 31, 2002, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

     An interest rate cap or an interest rate floor consists of a guarantee given by the issuer (i.e., a broker) to the purchaser (i.e., us), in exchange for the payment of a premium. This guarantee states that if interest rates rise above (in the case of a cap) or fall below (in the case of a floor) a specified rate on a specified interest rate index, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on a notional principal amount. No funds are actually borrowed or repaid.

     At December 31, 2002, we did not have any interest rate caps or floors which qualify for hedge accounting pursuant to SFAS No. 133. Such caps are sometimes used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated liabilities, which include short-term deposits, securities sold under agreements to repurchase and FHLB advances. The aggregate net interest expense (income) related to such interest rate caps and floors was $0, $(20,000) and $193,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The approximate market value of the caps and floors was $0 and $0 at December 31, 2002 and 2001, respectively.

     At December 31, 2002, we did not have any caps or floors in our trading portfolio. The aggregate net interest expense (income) relating to our interest rate caps and floors held in the trading portfolio was $0, $0 and $57,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The approximate market value of our interest rate caps and floors which are maintained in the trading portfolio was $0 and $0 as of December 31, 2002 and 2001, respectively.

     Interest rate futures are commitments to either purchase or sell designated instruments at a future date for a specified price. Futures contracts are generally traded on an exchange, are marked-to-market daily and are subject to initial and maintenance margin requirements. We generally use 91-day Eurodollar certificates of deposit contracts (“Eurodollar futures contracts”) which are priced off LIBOR as well as Treasury Note and Bond futures contracts. We will from time to time agree to sell a specified number of contracts at a specified date. To close out a contract, we will enter into an offsetting position to the original transaction.

     If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2002, we did not have any futures contracts. We had total gains (losses) on our futures contracts of $(97,000), $(291,000) and $(6.9 million) for the years ended December 31, 2002, 2001 and 2000, respectively.

     Options are contracts which grant the purchaser the right to buy or sell the underlying asset by a certain date for a specified price. Generally, we will purchase options on financial futures to hedge the changing elasticity exhibited by mortgage loans and mortgage-backed securities. The changing elasticity results from the ability of a borrower to prepay a mortgage or caps and floors on the underlying loans. As market interest rates decline, borrowers are more likely to prepay their mortgages, shortening the elasticity of the mortgages. Consequently, where interest rates are declining, the value of mortgage loans or mortgage-backed securities will increase at a slower rate than would be expected if borrowers did not have the ability to prepay their mortgage.

     At December 31, 2002, we did not have any purchased options contracts in our portfolio, and we did not incur any net expense relating to purchased options contracts during the years ended December 31, 2002, 2001 and 2000.

     We are subject to the risk that our counterparties with respect to various interest rate contracts may default at or prior to maturity of a particular instrument. In such a case, we might be unable to recover any unrealized gains with respect to a particular contract. To reduce this potential risk, we generally deal with large, established investment brokerage firms when entering into these transactions. In addition, we have a policy whereby we limit our unsecured exposure to any one counterparty to 25% of Los Padres Bank’s equity during any two-month period and 35% of Los Padres Bank’s equity during any one-month period.

     The OTS requires each thrift institution to calculate the estimated change in the institution’s MVPE assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. Smith Breeden assists us in performing the required calculation of the sensitivity of our market value to changes in interest rates.

     In estimating the market value of mortgage loans and mortgage-backed securities, we utilize various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans. At December 31, 2002, these prepayment assumptions varied from 15% to 65% for fixed-rate mortgages and mortgage-backed securities and varied from 15% to 23% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at December 31, 2002, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)

	-300	-200	-100	–	+100	+200	+300

	(Dollars in Thousands)
Market value gain (loss) in assets	$22,926	$17,655	$9,555	—	$(11,661)	$(26,397)	$(44,049)
Market value gain (loss) of liabilities	(14,078)	(11,185)	(6,322)	—	6,542	13,348	20,439

Market value gain (loss) of net assets before interest rate contracts	8,848	6,470	3,233		(5,119)	(13,049)	(23,610)
Market value gain (loss) of interest rate contracts	(16,421)	(10,813)	(5,220)	—	4,924	9,567	13,951

Total change in MVPE(2)	$(7,573)	$(4,343)	$(1,987)	—	$(195)	$(3,482)	$(9,659)

Change in MVPE as a percent of:
MVPE(2)	(11.92)%	(6.84)%	(3.13)%	—	(0.31)%	(5.48)%	(15.21)%
Total assets of Los Padres Bank	(0.92)%	(0.53)%	(0.24)%	—	(0.02)%	(0.42)%	(1.17)%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $63.5 million at December 31, 2002.

     The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 16.9% at December 31, 2002. At December 31, 2002, Los Padres Bank’s “liquid” assets totaled approximately $66.8 million.

     Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility which we maintain with two banks. At December 31, 2002, we had $235.0 million in FHLB advances and we had $53.5 million of additional borrowing capacity with the FHLB of San Francisco. At December 31, 2002, our note payable under our revolving line of credit amounted to $11.3 million and we had $13.7 million of additional borrowing capacity under this loan facility. On September 17, 2002, we entered into an amendment to this loan facility that increased our additional borrowing capacity initially by up to $8.4 million, increased our dividend paying capacity and relaxed certain restrictive covenants applicable to us, which, among other things, requires us to comply with specified financial ratios and tests, including a minimum ratio of non-performing assets to total stockholders’ equity plus loan loss reserves, minimum regulatory capital requirements that are consistent with current requirements for being classified as “well capitalized,” a minimum loan to value ratio and a minimum core profitability requirement. The covenant that restricts our ability to invest in mortgage derivative securities has been revised to allow us to maintain a larger balance as of the last day of the month. The covenant that restricts payment of cash dividends has been revised to provide us with greater flexibility to pay dividends, in an aggregate amount not to exceed the greater of (a) $300,000 during any fiscal quarter, or (b) up to a maximum of 25% of consolidated net income for the quarter. The minimum core profitability requirements have been made slightly more restrictive, and the covenant which addresses Los Padres Bank’s non-performing assets is new. Management believes that as of December 31, 2002, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit our operations.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2002, the total approved loan commitments outstanding amounted to $78.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2002 totaled $292.3 million and borrowings that are scheduled to mature within the same period amounted to $160.0 million. We believe that we have adequate resources to fund all of our commitments and that we could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. At December 31, 2002, Los Padres Bank was permitted to pay up to $891,000 of dividends to us. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the OTS, during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. In addition, due to our business strategy which has concentrated on growth, a shift in our lending focus to more commercial lending and the size of our securities portfolios, we have informally agreed with the OTS that Los Padres Bank will maintain a total risk-based capital ratio and a leverage capital ratio of at least 11% and 6%, respectively, which is in excess of the OTS’ minimum regulatory requirements. Management does not believe that Los Padres Bank’s agreement with the OTS to maintain increased ratios of total risk-based and leverage capital will limit or restrict our operations. To the extent that Los Padres Bank fails to comply with these additional increased capital ratios, the OTS could take such failure to comply into consideration in connection with further requests to have Los Padres Bank pay dividends to us and in additional future branch applications. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

     The following table reflects as of December 31, 2002, Los Padres Bank’s actual levels of regulatory capital and both the applicable regulatory capital requirements as well as the increased capital requirements that Los Padres Bank has informally agreed with the OTS that it will maintain.

	Tangible Capital(1)		Tier 1 Leverage Capital(1)		Risk-Based Capital(1)

	Amount	Percent	Amount	Percent	Amount	Percent

			(Dollars in Thousands)
Actual regulatory capital	N/A	N/A	$49,836	6.11%	$53,583	11.97%
Minimum required by OTS agreement(2)	N/A	N/A	48,945	6.00	49,230	11.00

Excess regulatory capital	N/A	N/A	$891	0.11%	$4,353	0.97%

Actual regulatory capital	$49,836	6.11%	$49,836	6.11%	$53,583	11.97%
Minimum regulatory capital	12,236	1.50	32,630	4.00	35,804	8.00

Excess regulatory capital	$37,600	4.61%	$17,206	2.11%	$17,779	3.97%

(1)	The tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which are $817.7 million as of December 31, 2002.

(2)	Although applicable OTS regulations require Los Padres Bank to maintain Tier 1 leverage capital equal to 4.00% of adjusted total assets and risk-based capital equal to 8.00% of adjusted risk-weighted assets, Los Padres Bank has informally agreed with the OTS that it will maintain Tier 1 leverage capital equal to 6.00% of adjusted total assets and risk-based capital equal to 11.00% of adjusted risk-weighted assets.

Contractual Obligations and Commercial Commitments

     The following tables present our contractual cash obligations and commercial commitments as of December 31, 2002.

		Payment due period

		Less than	Two to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years

	(In Thousands)
Contractual cash obligations:
Certificates of deposit	$351,903	$292,322	$45,032	$14,405	$144
FHLB advances	235,000	160,000	55,000	—	20,000
Note payable	11,300	—	11,300	—	—

Total contractual cash obligations	$598,203	$452,322	$111,332	$14,405	$20,144

		Amount of Commitment Expiration Per Period

	Unfunded	Less than	One to	Four to	After
	Commitments	One Year	Three Years	Five Years	Five Years

	(In Thousands)
Commitments:
Commercial lines of credit	$19,745	$14,741	$2,582	$322	$2,100
Consumer lines of credit(1)	11,688	1,070	9	—	10,609
Undisbursed portion of loans in process	27,306	25,134	2,172	—	—
Letters of credit	1,665	1,565	100	—	—

Total commitments	$60,404	$42,510	$4,863	$322	$12,709

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Inflation and Changing Prices

     Our consolidated financial statements and related data presented in this prospectus have been prepared in accordance with accounting principles generally accepted in the U.S., which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as replaced by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead must be tested for impairment until its life is determined to no longer be indefinite. We adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

     Furthermore, in connection with the required transitional impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The transitional assessment consists of the following steps: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. The transitional goodwill impairment test was completed during 2002. No transitional impairment loss was recorded as a result of adopting this standard.

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are not expected to have a material impact on the financial statements of the Company.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amended SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is defined in EITF-94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We intend to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for Los Padres Bank beginning October 1, 2002. We have adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on our financial position or results of operation.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement shall be effective for financial statements for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the enterprise holds a variable interest it acquired before February 1, 2003, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

65

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
   Harrington West Financial Group, Inc.
Solvang, California:

     We have audited the accompanying consolidated statements of financial condition of Harrington West Financial Group, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

     Los Angeles, California

     February 19, 2003

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$19,212	$11,107
Trading account assets	1,934	2,751
Securities available for sale	324,530	181,627
Securities held to maturity	2,368	2,617
Loans receivable, net	448,050	449,709
Accrued interest receivable	3,526	3,567
Premises and equipment, net	4,469	3,688
Prepaid expenses and other assets	1,761	1,937
Investment in FHLB stock, at cost	11,750	7,834
Income taxes receivable	252
Deferred tax asset	1,187
Goodwill	3,981	3,981
Core deposit intangible, net	1,311	1,505

TOTAL	$824,331	$670,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Interest bearing	$505,165	$508,476
Noninterest bearing	20,106	12,382

Total deposits	525,271	520,858

FHLB advances	235,000	96,403
Securities sold under repurchase agreements	517	365
Note payable	11,300	18,000
Accounts payable and accrued expenses	9,771	3,566
Income taxes payable	—	339
Deferred income taxes	—	648

Total liabilities	781,859	640,179

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized; 4,327,951 shares issued and outstanding as of December 31, 2002 and 3,354,336 as of December 31, 2001	43	34
Additional paid-in capital	30,641	20,305
Retained earnings	13,795	9,175
Accumulated other comprehensive income (loss), net of tax of $(1,181) and $358 at December 31, 2002 and 2001, respectively	(2,007)	630

Total stockholders’ equity	42,472	30,144

TOTAL	$824,331	$670,323

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31,

	2002	2001	2000
INTEREST INCOME:
Interest on loans	$31,500	$31,914	$30,365
Interest and dividends on securities	11,993	9,254	8,778

Total interest income	43,493	41,168	39,143

INTEREST EXPENSE:
Interest on deposits	14,031	19,183	17,587
Interest on FHLB advances and other borrowings	7,890	6,634	9,658

Total interest expense	21,921	25,817	27,245

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,572	15,351	11,898
PROVISION FOR LOAN LOSSES	391	1	42

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,181	15,350	11,856

OTHER INCOME (LOSS):
(Loss) income from trading assets	(31)	436	(2,754)
Gain on sale of deposits			3,923
Gain (loss) on sale of loans	—	69	(601)
Banking fee income	2,181	996	554

Total other income	2,150	1,501	1,122

OTHER EXPENSES:
Salaries and employee benefits	7,847	5,444	3,942
Premises and equipment	2,197	1,631	1,357
Insurance premiums	255	250	278
Marketing	260	184	256
Computer services	542	458	362
Consulting fees	733	523	495
Office expenses and supplies	694	427	387
Other	2,229	1,400	1,319

Total other expenses	14,757	10,317	8,396

INCOME BEFORE INCOME TAXES	8,574	6,534	4,582

INCOME TAXES	3,529	2,732	2,001

NET INCOME	$5,045	$3,802	$2,581

BASIC EARNINGS PER SHARE	$1.44	$1.14	$0.79

DILUTED EARNINGS PER SHARE	$1.39	$1.12	$0.77

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	3,503,713	3,321,189	3,246,789

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	3,641,684	3,396,885	3,331,857

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity
BALANCE, JANUARY 1, 2000	3,246,789	$33	$19,573	$4,130			$23,736
Comprehensive income:
Net income				2,581	$2,581		2,581
Other comprehensive income,
net of tax
Unrealized gains on securities					225	$225	225

Total comprehensive income					$2,806

Dividends on common stock				(985)			(985)

BALANCE, DECEMBER 31, 2000	3,246,789	33	19,573	5,726		225	25,557
Comprehensive income
Net income				3,802	$3,802		3,802
Other comprehensive income,
net of tax
Unrealized gains on securities					912	912	912
Effective portion of change in fair value of cash flow hedges					(507)	(507)	(507)

Total comprehensive income					$4,207

Dividends on common stock				(353)			(353)
Stock options exercised	107,547	1	732				733

BALANCE, DECEMBER 31, 2001	3,354,336	34	20,305	9,175		630	30,144
Comprehensive income
Net income				5,045	$5,045		5,045
Other comprehensive income,
net of tax
Unrealized gains on securities					671	671	671
Effective portion of change in fair value of cash flow hedges					(3,308)	(3,308)	(3,308)

Total comprehensive income					$2,408

Initial public offering	973,615	9	10,212				10,221
Stock options			124				124
Dividends on common stock				(425)			(425)

BALANCE, DECEMBER 31, 2002	4,327,951	$43	$30,641	$13,795		$(2,007)	$42,472

(Continued)

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Year Ended
	December 31,

	2002	2001	2000
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during the period, net of tax expense of $529, $715 and $198 for 2002, 2001 and 2000, respectively	$756	$988	$275
Less: Reclassification adjustment for gains included in net income, net of tax expense of $60, $55 and $36 for 2002, 2001 and 2000, respectively	(85)	(76)	(50)

Net unrealized gain on securities, net of tax expense of $469, $660 and $162 for 2002, 2001 and 2000, respectively	$671	$912	$225

Cumulative effect of accounting change (SFAS No. 133), net of tax expense of $136 for 2001		$188
Unrealized net losses on cash flow hedges, net of tax benefit of $(2,399) for 2002 and $(500) for 2001	$(3,313)	(690)
Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax benefit of $4 for 2002 and $(4) for 2001	5	(5)

Net unrealized loss on cash flow hedges	$(3,308)	$(507)

See notes to consolidated financial statements.	(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,045	$3,802	$2,581
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(680)	(969)	(834)
Depreciation and amortization	918	771	679
Amortization of premiums and discounts	4,594	2,399	235
Amortization of hedging costs			520
Provision for loan losses	391	1	42
Activity in securities held for trading	658	1,065	81,326
Loss on sale of real estate acquired through foreclosure	8
Loss (gain) on sale of real estate		139	28
Gain on sale of deposits			(3,923)
Stock-based compensation	124	106
(Gain) loss on sale of loans		(69)	601
FHLB stock dividend	(386)	(408)	(421)
Increase in accrued interest receivable	41	(533)	(322)
Decrease in income taxes (payable) receivable	(591)	(10)	(92)
Deferred income taxes	111	(375)	(266)
Decrease (increase) in prepaid expenses	176	(66)	(804)
Increase in accounts payable	507	772	1,096

Net cash provided by operating activities	10,916	6,625	80,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired		(375)
Net increase in loans receivable	520	(9,403)	(20,659)
Proceeds from sale of loans		27,471	9,387
Proceeds from matured and called securities held to maturity		2,000
Proceeds from sales of securities available for sale	2,378	12,975	40,652
Purchase of securities held to maturity		(2,055)	(2,000)
Purchases of securities available for sale	(267,251)	(189,437)	(100,757)
Principal paydowns on securities available for sale	118,496	48,866	6,420
Principal paydowns on securities held to maturity	228	105	53
Proceeds from sale of real estate acquired through foreclosure	665
Proceeds from sale of hedges of short-term liabilities			942
Purchase of premises and equipment	(1,505)	(988)	(607)
Purchase (redemption) of FHLB stock	(3,530)	(1,551)	(354)

Net cash used in investing activities	(149,999)	(112,392)	(66,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	5,343	88,528	45,196
Sale of deposits			(65,407)
Increase (decrease) in securities sold under agreements to repurchase	152	365	(9,982)
Increase (decrease) in FHLB advances	138,597	5,403	20,000
Advances (repayments) on note payable	(6,700)	9,000	1,335
Exercise of stock options on common stock		627
Proceeds from initial public offering	10,221
Dividends paid on common stock	(425)	(353)	(985)

Net cash provided by (used in) financing activities	147,188	103,570	(9,843)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,105	(2,197)	3,680

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,107	13,304	9,624

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,212	$11,107	$13,304

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,

	2002	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for:
Interest	$21,155	$25,737	$26,489
Income taxes	$3,996	$3,052	$2,423
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Net unrealized gain on available for sale securities	$671	$912	$225

See notes to consolidated financial statements

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company - Harrington West Financial Group, Inc. (the “Company”) is a financial institution holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), a federally chartered savings bank which operates 10 branches serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, and one banking facility is located in Shawnee Mission, Kansas, and operated as a division under the Harrington Bank brand.

On November 3, 2001, the Bank purchased from Harrington Bank, FSB, its $75 million bank located in Shawnee Mission, Kansas, in the heart of the Kansas City metropolis. For a discussion of the Bank’s acquisitions, see Note 17.

In August 2002, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous REMAX brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage L.L.C. as a 51%-owned mortgage banking subsidiary. Los Padres Mortgage L.L.C. originates single-family residential and commercial real estate loans primarily for sale to third party investors. The Bank also has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage L.L.C. for its portfolio.

On November 12, 2002, the Company completed its initial public offering. An aggregate of 1,120,000 shares of common stock were sold to the public at $12.00 per share, comprised of 973,615 shares sold by the company and 146,385 shares sold by certain stockholders. In connection with the initial public offering, the company raised approximately $10.2 million.

Basis of Presentation - The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries since their acquisition dates. All significant intercompany accounts and transactions have been eliminated.

On February 1, 1999, Los Padres Bank purchased a 49% interest in Harrington Wealth Management Company (“HWMC”). HWMC offers trust and investment management services to the customers of Los Padres Bank. On October 31, 2001, Los Padres Bank purchased the remaining 51% interest in HWMC. Prior to October 31, 2001, this investment was accounted for using the equity method. Beginning in November 2001, HWMC became a wholly owned subsidiary of Los Padres Bank and is consolidated into Los Padres Bank.

Use of Estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with prevailing practices in the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Segments - The Company has a single operating segment, banking operations.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities Sold under Agreements to Repurchase - Transactions involving sales of securities under agreements to repurchase are accounted for as collateralized financings except where the Bank does not have an arrangement to purchase the same or substantially the same securities before maturity at a fixed or determinable price.

Trading Securities - Trading securities are debt and equity securities that are bought and held principally for the purpose of active management. These securities are reported at fair value and included in trading account assets on the balance sheet. Realized and unrealized gains and losses are included in income from trading account assets.

Available for Sale Securities - Debt and equity securities not classified as either held to maturity or trading securities are classified as securities available for sale and recorded at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other than temporary are recorded as a permanent impairment of securities available for sale in the statement of earnings. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Held to Maturity Securities - Held to maturity securities represent investments that the Bank has the positive intent and ability to hold to maturity and are reported at amortized cost.

Loans Receivable - Loans receivable are carried at the principal amount outstanding, net of deferred loan fees and costs.

Loan Interest Income and Fees - Interest on loans is accrued as earned, except non-accrual loans on which interest is normally discontinued whenever the payment of principal or interest is considered to be in doubt. When a loan is placed on non-accrual, all previously accrued but uncollected interest is reversed against current period income. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment to yield using a method that approximates the level-yield method. Calculation of the yield is done on a loan-by-loan basis. Unamortized fees are recognized in income in the year the related loans are sold or paid off. Other loan fees and charges representing service costs for the repayment of loans, delinquent payments or miscellaneous loan services are recorded as income when collected.

Discounts and premiums on loans are amortized into interest income, using a method that approximates the level-yield method over the estimated life of the related loans.

Allowance for Loan Losses - Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

The allowance is maintained at a level believed by management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Allocations to non-homogenous loan pools are developed by loan type and risk factor and are based on historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, trends in criticized assets, regional and national economic conditions, changes in lending policies and procedures, trends in local real estate values and changes in volumes and terms of the loan portfolio.

Homogenous (consumer and residential mortgage) loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.

Management believes the level of the allowance as of December 31, 2002 is adequate to absorb losses inherent in the loan portfolio.

Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in prepaid expenses and other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $25,483 and $37,508 at December 31, 2002 and 2001, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2002 and 2001, was $145 and $380, respectively. The fair values of these rights were $145 and $385, respectively. The fair value of servicing rights was determined using discount rates ranging from 15% to 17% and prepayment speeds ranging from 5% to 15%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances for the years ended December 31:

	2002	2001
Beginning balance of capitalized mortgage servicing rights	$436	$138
Mortgage servicing rights capitalized	—	348
Mortgage servicing rights amortized	67	50

Ending balance of capitalized mortgage servicing rights	$369	$436

Valuation allowances:
Balance, beginning of year	$56	$21
Additions	168	35

Balance, end of year	$224	$56

Real Estate Acquired through Foreclosure - Real estate acquired through foreclosure is carried at estimated fair value at the time of foreclosure. Any subsequent operating expense or income, reduction in estimated values, and gains or losses on disposition of such properties are included in current operations.

Income Taxes - Deferred tax assets or liabilities shown on the balance sheet are adjusted to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The depreciable lives range from 3 to 20 years for leasehold improvements, 5 to 20 years for furniture, fixtures and equipment and 27 years for the office building.

Impairment of Long Lived Assets - The Bank reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life is less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. The intangible asset represents the fair market value of acquiring the long-term depositor relationship. Core deposit intangibles have a finite useful life and it is the Company’s policy to amortize the intangible on a straight-line basis over the estimated useful life of the deposit base acquired, currently 10 years. At December 31, 2002 and 2001, the gross balance of core deposit intangibles was $1,937, and the accumulated amortization was $626 and $432, respectively. The amortization expense was $194 and $116 for the years ended December 31, 2002 and 2001, respectively.

Derivatives Held for Asset and Liability Management Purposes - The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133, on January 1, 2001. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

In accordance with these accounting standards, the Company has identified certain types of short-term interest-bearing liabilities as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. Although these liabilities have contractually fixed rates of interest, their short-term maturities, together with the expectation that they will be continually refinanced or replaced with similar products, give rise to the risk of fluctuations in interest expense as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as cash flow hedges to hedge the interest rate risk associated with the cash flows of the specifically identified short-term liabilities.

To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. During the next twelve months, the Company expects to expense $1,711, net of tax, from the amount recorded in the separate component of stockholders’ equity.

Derivatives Not Qualifying for Hedge Accounting - The Bank is a party to a variety of interest rate contracts consisting of interest rate futures, caps, swaps, floors and options in the management of interest rate exposure in the investment and loan portfolio. These financial instruments are included in trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized immediately in income.

In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect type adjustment of $188, net of tax, in accumulated other comprehensive income and a $43 loss, before tax, as of January 1, 2001.

Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are not expected to have a material impact on the financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Bank for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for the Bank beginning October 1, 2002. The Company has adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement shall be effective for financial statements for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the enterprise holds a variable interest it acquired before February 1, 2003, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications - Certain reclassifications have been made to the prior financial statements to conform to the current year presentation.

Stock Split - The accompanying consolidated financial statements reflect a 3-for-1 split of the Company’s common stock, distributed in the form of a stock dividend on September 25, 2002 to shareholders of record on September 11, 2002. All share and per share information herein has been retroactively restated to reflect this split. The accompanying consolidated financial statements also reflect an increase in its authorized capital shares from 3,000,000 to 10,000,000, which occurred contemporaneously with the stock split. Of the 10,000,000 shares authorized, 1,000,000 shares are reserved for preferred stock.

2.       LOANS RECEIVABLE

The Bank’s loan portfolio as of December 31 is summarized as follows:

	2002	2001
Real estate loans:
Residential property - one to four units	$116,714	$156,150
Residential property - more than four units	71,856	69,584
Residential property - construction	14,697	14,607
Nonresidential property - construction	4,969	5,628
Commercial and other income - producing properties	183,264	156,431
Loans for the acquisition and development of land	14,948	7,889

Total real estate loans	406,448	410,289

Commercial and industrial loans	27,676	30,838
Consumer loans	17,565	11,107
Loans collateralized by deposit accounts	372	397
Consumer line-of-credit loans	131	142

	452,192	452,773

Net deferred loan fees	(1,332)	(1,102)
Net premiums	987	1,774
Allowance for loan losses	(3,797)	(3,736)

Loans receivable, net	$448,050	$449,709

The Bank’s lending is concentrated in California’s Central Coast and the Kansas City metropolitan area. A deterioration in the economic conditions of these markets could adversely affect our business, financial condition and profitability. Such a deterioration could give rise to increased loan delinquencies, increased problem asset and foreclosures, decreased loan demand and a decline in real estate values.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2002	2001	2000
Balance, beginning of year	$3,736	$3,150	$3,112
Allowance acquired in connection with branch purchase	—	600
Charge-offs	(330)	(15)	(4)
Provision for loan losses	391	1	42

Balance, end of year	$3,797	$3,736	$3,150

Activity in real estate acquired through foreclosure consists of the following:

	2002	2001	2000
Balance, beginning of year	$—	$—	$—
Acquistion		99
Lower of cost or market write-down		(99)
Acquired through foreclosure	673
Disposals	(673)

	$—	$—	$—

Loans for which impairment has been recognized are as follows at December 31:

	2002	2001
Impaired loans with a valuation allowance	$468	$389
Impaired loans without a valuation allowance

Total impaired loans	468	389

Valuation allowance related to impaired loans	$50	$50

	2002	2001	2000

Average recorded investment in impaired loans	$429	$2,400	$5,180
Interest income recognized on impaired loans	52	26	159

At December 31, the Bank had outstanding commitments for loan originations totaling $18,887 for 2002 and $6,888 for 2001, of which $8,838 for 2002 and $950 for 2001 were for adjustable rate loans and $10,049 for 2002 and $5,938 for 2001 were for fixed rate loans. Undisbursed loan funds for the Bank’s construction lending program amounted to $27,306 for 2002 and $18,183 for 2001.

3.       SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

Securities Available for Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2002
Mortgage-backed securities - pass throughs	$161,603	$2,792	$(39)	$164,356
Collateralized mortgage obligations	71,103	117	(530)	70,690
Commercial mortgage-backed securities	64,188	713		64,901
Asset-backed securities (underlying securities mortgages)	23,736	31	(36)	23,731
Corporate debt securities	807	45		852

	$321,437	$3,698	$(605)	$324,530

December 31, 2001
Mortage-backed securities	$179,647	$2,015	$(35)	$181,627

The amortized cost and fair value of the available for sale debt securities by contractual maturity at December 31, 2002 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities - pass throughs
Due from five to ten years	$6,076	$6,163
Due over ten years	155,527	158,193

Total mortgage backed securities - pass throughs	161,603	164,356

Collateralized mortgage obligations
Due over ten years	71,103	70,690

Total collateralized mortgage obligations	71,103	70,690

Commercial mortgage-backed securities
Due from one to five years	24,218	24,486
Due from five to ten years	17,590	17,870
Due over ten years	22,380	22,545

Total commercial mortgage-back securities	64,188	64,901

Asset-backed securities (underlying securities mortgages)
Due over ten years	23,736	23,731

Total asset backed-securities	23,736	23,731

Corporate debt securities
Due over ten years	807	852

Total corporate debt securities	807	852

Total	$321,437	$324,530

Proceeds from sales of available for sale securities were $2,378, $12,975 and $40,652, with related gross realized gains of $145, $131 and $112 for 2002, 2001 and 2000 respectively.

Securities Held to Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value
Agency securities	$2,013	$74	—	$2,087
Mortgage-backed securities	355	25		380

Total	$2,368	$99	—	$2,467

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value
Agency securities	$2,034	$79	$—	$2,113
Mortgage-backed securities	583	21		604

Total	$2,617	$100	$—	$2,717

The amortized cost and fair value of held to maturity debt securities by contractual maturity at December 31, 2002 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities -
Due over 10 years	$355	$380

Total mortgage-backed securities	355	380

Agency bonds -
Due less than one year	2,013	2,087

Total agency bonds	2,013	2,087

Total	$2,368	$2,467

4.       PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	Depreciable
	Lives (years)	2002	2001
Land		$190	$190
Office building	27	204	204
Leasehold improvements	3 to 20	3,067	2,211
Furniture, fixtures and equipment	5 to 20	4,563	4,046

Total		8,024	6,651
Less accumulated depreciation and amortization		3,555	2,963

Premises and equipment, net		$4,469	$3,688

5.       DEPOSITS

A summary of deposits by type of account as of December 31 is as follows:

	2002		2001

		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
Noninterest bearing	$20,106	—	$12,382	—
Passbook	16,573	0.88%	14,507	1.33%
NOW accounts	26,841	0.40%	23,109	0.64%
Commercial DDA accounts	3,145	0.28%	2,574	1.02%
Money market deposits	106,703	1.64%	41,719	1.98%

Total	173,368	1.16%	94,291	1.26%

Certificates of deposits:
Over $100	157,601	2.89%	210,584	4.33%
Other	194,302	2.98%	215,983	4.43%

Total certificates of deposits	351,903		426,567

Total deposits	$525,271		$520,858

Weighted-average interest rate, end of period		2.35%		3.80%

As of December 31, 2002, certificates of deposits over $100 are scheduled to mature as follows:

Year Ending, December 31
2003	$138,521
2004	4,818
2005	8,855
2006	3,228
2007 and beyond	2,179

$157,601

In February 2000, the Bank sold its two branches and related deposits in the market of San Diego, originally acquired through the acquisition of U.S. Community Bank in 1997. The Bank determined that these branches did not fit strategically with its core banking operations in the California central coast. The Bank recognized a gain of $3,923 on the sale of these deposits.

6.       FEDERAL HOME LOAN BANK ADVANCES

We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances are limited to 35% of our total Bank assets, or $288,537 and $234,400 at December 31, 2002 and 2001, respectively.

FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $79,150 and $109,589 at December 31, 2002 and 2001, respectively, and mortgage-backed securities aggregating $186,018 and $152,150, current par value, at December 31, 2002 and 2001, respectively. The weighted-average interest rate on these advances was 2.73% and 4.82% at December 31, 2002 and 2001, respectively.

The maturities of FHLB advances at December 31 are as follows:

2002
2003	$160,000
2004	55,000
2010	20,000

$235,000

7.       NOTE PAYABLE

At December 31, 2002 and 2001, the Company has a loan facility from three banks consisting of a revolving line of credit on which $11,300 and $18,000 have been drawn at each date, respectively.

On October 31, 2001, the terms of the loan facility were renegotiated to expand the revolving line of credit commitment from $15,000 to $20,000. Under the new terms, interest is payable quarterly and the rate is based on three defined performance-based levels determined from quarterly operating results related to core profitability and nonperforming asset ratios: Level 1 allows for the choice of London Interbank Offered Rate (“LIBOR”) plus 200 basis points (in maturities of 30, 60 or 90 days) or prime rate less 50 basis points; Level 2 allows for the choice of LIBOR plus 250 basis points or prime rate less 50 basis points; Level 3 allows for the choice of LIBOR plus 300 basis points or prime rate. At December 31, 2001, the Company qualified for Level 1 loan pricing. A .25% commitment fee on the unused portion of the line is payable quarterly. The note rate was 4.19% at December 31, 2001.

On September 17, 2002, the terms of the Company’s line of credit under its loan facility were renegotiated to expand the revolving line of credit commitment from $20,000 to $25,000, and modify certain covenants. Specifically, the covenant that restricts our ability to invest in mortgage derivative securities has been revised to allow us to maintain a larger balance as of the last day of the month. The covenant that restricts payment of cash dividends has been revised to allow us to pay dividends in an aggregate amount not to exceed the greater of (a) $300 during any fiscal quarter, or (b) up to a maximum of 25% of consolidated net income for the quarter. Additionally, the minimum core profitability requirements have been slightly increased, and a new covenant requiring a ratio of non-performing assets to stockholders’ equity plus loan loss reserves to not exceed .3 to 1 has been added.

At December 31, 2002 and 2001 the line of credit was secured by the Bank’s common stock. Under the terms of the loan facility, the Company is bound by a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain the ratio of non-performing assets to the sum of tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining the ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. Management believes that as of December 31, 2002 and 2001, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

8.       INCOME TAXES

The provision for taxes on income consists of the following components for the years ended December 31:

	2002	2001	2000
Current tax expense:
Federal	$2,495	$2,334	$1,702
State	923	773	565

	3,418	3,107	2,267

Deferred tax expense (benefit):
Federal	165	(314)	(216)
State	(54)	(61)	(50)

	111	(375)	(266)

	$3,529	$2,732	$2,001

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2002	2001	2000
Federal income taxes at statutory rates	35.0%	35.0%	35.0%
Increase resulting from:
California franchise tax, net of federal benefit	6.7	7.2	7.4
Other, net	(0.3)	(0.4)	1.3

	41.4%	41.8%	43.7%

The following is a summary of the income tax (asset) liability at December 31:

	2002	2001
Current taxes	$(252)	$339
Deferred taxes	(1,187)	648

	$(1,439)	$987

Deferred tax liabilities:
Net loan fees/costs	$1,617	$1,757
FHLB stock dividends	785	596
Mark to market on securities	17	6
Unrealized gain on available for sale securities	1,273	824
Purchase accounting adjustments	98	12

Gross deferred tax liability	3,790	3,195

Deferred tax asset:
Unrealized hedging loss on cash flow hedges	(2,861)	(466)
Allowance for loan losses	(1,395)	(1,188)
California franchise tax	(390)	(358)
Other	(27)	(73)
Depreciation	(304)	(219)
Net operating loss carryforwards	—	(243)

Gross deferred tax asset	(4,977)	(2,547)

Net deferred tax (asset) liability	$(1,187)	$648

As a result of acquiring the remaining 51% interest in Harrington Wealth Management Company in 2001, the Company has federal and state net operating loss carryforwards of approximately $700, which expire primarily in 2018 and 2019. Due to the restrictions imposed by Internal Revenue Code Section 382 for change of control, the annual amount of net operating loss deductions that can be utilized to offset future income may be limited.

9.       STOCKHOLDERS’ EQUITY

Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Bank at the then-prevailing corporate tax rates. At December 31, 2002, this restricted amount was $671.

Qualified Stock Option Plan - The Company has a qualified stock option plan that provides for the granting of stock options to key employees of the Bank. Options granted under the plan are vested ratably over a four-year period. The option price is based on a determination of a price that is not less than the fair value of the shares at the date of grant by the Compensation Committee and ratified by the Board of Directors.

During 1996, the Company granted 150,000 options with a stock price of $5.83 per share and an expiration date of April 14, 2001. Such options were granted to Smith Breeden Associates (“SBA”) for financial advisory services provided in connection with the Company’s acquisition of the Bank. The estimated value of such options as of the date granted was considered as part of the purchase price of the Bank. During 2001, 107,547 of the options were exercised and the balance of 42,453 options was extended to expire on June 30, 2003. In accordance with requirements of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25), a one-time $106 pre-tax charge to earnings was recorded, which was equal to the intrinsic value at the time of the extension, applied to the number of options extended. The intrinsic value is the difference between the fair value of the underlying stock at the extension date (i.e., $8.33) and the strike price of the options (i.e., $5.83). The offsetting entry was recorded to paid-in capital in the stockholders’ equity section. The Company recorded a deferred tax asset of $43.

During 2002, the maturity of the 42,453 options was extended two years from June 30, 2003 to June 30, 2005. A one-time $124 pre-tax charge to earnings was recorded in 2002, which was equal to the change in the fair value of the underlying stock since the last extension, applied to the number of options extended. Specifically, the $124 pre-tax charge is calculated by taking the difference between the fair values of the underlying stock at the extension date (i.e., $11.25) and the fair value of the stock at the previous extension date (i.e., $8.33) multiplied by 42,453. The offsetting entry was recorded to paid-in capital in the stockholders’ equity section. The Company recorded a deferred tax asset of $51.

A summary of the status of the Company’s stock options as of December 31 and changes during those years are presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Incentive stock options:
Outstanding, beginning of year	373,050	$7.50	369,000	$7.39	369,000	$7.39
Granted	60,525	$9.45	32,550	$8.33
Expired unexercised	(9,750)	$8.56	(28,500)	$7.07

Outstanding, end of year	423,825	$7.75	373,050	$7.50	369,000	$7.39
Non-qualified options	42,453	$5.83	42,453	$5.83	150,000	$5.83

Outstanding, end of year	466,278	$7.58	415,503	$7.33	519,000	$6.94

Exercisable, end of year	317,888	$7.35	268,875	$7.18	202,500	$6.95

The outstanding options have prices ranging from $5.83 to $10.50. Remaining available options to be issued under the stock option plan were 220,867 and 125,598 for December 31, 2002 and 2001, respectively.

	Options Outstanding			Options Exercisable

Range of		Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Options	Life (years)	Price	Options	Price
$5.83	117,453	3.5	$5.83	75,000	$5.83
$6.83	82,500	4.5	$6.83	82,500	$6.83
$8.33	208,050	5.9	$8.33	160,388	$8.33
$9.33	52,275	9.0	$9.33		$9.33
$10.50	6,000	9.5	$10.50		$10.50

Total	466,278	5.3	$7.58	317,888	$7.35

Fair Value of Options - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the years ended December 31 would have been changed to the pro forma amounts indicated below:

Pro Forma Results	2002	2001	2000
Net income:
As reported	$5,045	$3,802	$2,581
Pro forma	$4,948	$3,696	$2,448
Earnings per share - basic:
As reported	$1.44	$1.14	$0.79
Pro forma	$1.41	$1.11	$0.75
Earnings per share - diluted:
As reported	$1.39	$1.12	$0.77
Pro forma	$1.36	$1.09	$0.73

The fair values of options granted under the Company’s fixed stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: expected volatility of 27.58% for 2002, 7.90% for 2001 and 11.30% for 2000; risk-free interest rate of 4.89% for 2002, 4.90% for 2001 and 5.65% for 2000; and expected lives of 9 years for 2002, 2001 and 2000. The fair value of the 60,525 and 32,550 options granted in 2002 and 2001 were $3.74 and $2.40, respectively. No options were granted in 2000.

10.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), currently requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) to tangible assets of 1.5%, core capital (as defined) to adjusted tangible assets of 4%, and total capital (as defined) to risk-weighted assets of 8%. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. Minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances.

Due to our business strategy which has concentrated on growth, a shift in our lending focus to more commercial lending and the size of our securities portfolios, we have agreed with the OTS that we will maintain a total risk-based capital ratio and a leverage capital ratio of at least 11% and 6%, respectively, which is in excess of the OTS’ minimum requirements.

As of December 31, 2002 and 2001, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution’s category.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. At December 31, 2002, the Bank’s retained earnings available for the payment of dividends were $891. Accordingly, $41,581 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2002. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

REGULATORY CAPITAL
FINANCIAL STATEMENT FOOTNOTE

									To Be Well
									Capitalized Under
			For Capital			Minimum Required			Prompt Corrective
	Actual		Adequacy Purposes			by OTS Agreement			Actions Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2002:
Total Capital (to risk weighted assets)	$53,583	11.97%	$35,804	≥	8.00%	$49,230	≥	11.00%	$44,755	≥	10.00%
Core capital (to adjusted tangible assets)	$49,836	6.11%	32,630	≥	4.00%	48,945	≥	6.00%	40,788	≥	5.00%
Tangible capital (to tangible assets)	$49,836	6.11%	12,236	≥	1.50%	N/A		N/A	N/A		N/A
Tier 1 capital (to risk weighted assets)	$49,836	11.14%	N/A		N/A	N/A		N/A	26,853	≥	6.00%
As of December 31, 2001:
Total Capital (to risk weighted assets)	$45,208	11.72%	$30,860	≥	8.00%	$42,432	≥	11.00%	$38,575	≥	10.00%
Core capital (to adjusted tangible assets)	$41,522	6.27%	26,494	≥	4.00%	39,741	≥	6.00%	33,118	≥	5.00%
Tangible capital (to tangible assets)	$41,522	6.27%	9,935	≥	1.50%	N/A		N/A	N/A		N/A
Tier 1 capital (to risk weighted assets)	$41,522	10.76%	N/A		N/A	N/A		N/A	23,145	≥	6.00%

11.	EARNINGS PER SHARE

The following tables represent the calculations of earnings per share (“EPS”) for the periods presented.

	Year Ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$5,045	3,503,713	$1.44
Effect of dilutive stock options		137,971	(0.05)

Diluted EPS	$5,045	3,641,684	$1.39

	Year Ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$3,802	3,321,189	$1.14
Effect of dilutive stock options		75,696	(0.02)

Diluted EPS	$3,802	3,396,885	$1.12

	Year Ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,581	3,246,789	$0.79
Effect of dilutive stock options		85,068	(0.02)

Diluted EPS	$2,581	3,331,857	$0.77

12.	COMMITMENTS AND CONTINGENCIES

Aggregate minimum lease commitments under long-term operating leases as of December 31, 2001 are as follows:

2003	$1,137
2004	1,092
2005	1,081
2006	1,076
2007	1,041
2008 and thereafter	12,406

$17,833

Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. The leases also provide for option renewal periods. Rental expense was $840, $559 and $471 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.	TRADING ACCOUNT ASSETS

Derivative Instruments Not Receiving Hedge Treatment - The Bank is a party to a variety of interest rate contracts such as interest rate swaps, caps, floors, futures, options and total return swaps (“Interest Rate Agreements”), which are recorded in the financial statements at fair value with changes in fair value and periodic payments recorded in earnings.

Interest rate swaps are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (“notional”) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged and does not represent the amount at risk. As of December 31, 2002, the Bank held $60,000 notional amount of Commercial Mortgage Backed Securites (“CMBS”) swaps whereby the Bank receives the spread on the 6-8.5 year investment grade component of the Lehman Brothers CMBS Index plus a constant spread and receives or pays the market value change of the index from spread changes. As of December 31, 2001, the Bank held $25,000 notional amount of Commercial Mortgage Backed Securities swaps whereby the Bank received the total return (i.e., interest income and price changes) of an investment grade CMBS index and paid three-month LIBOR less a spread. The Bank, in turn, hedged the interest rate risk of the CMBS swap with a separate pay fixed, receive three-month LIBOR swap with the same notional amount, effectively canceling the effect of the floating LIBOR exposure. As of December 31, 2002, the Bank also has a $14,455 notional amount of Ginnie Mae (“GN”) mortgage-backed security total return swaps whereby the Bank receives the total return of a basket of GN mortgage-backed securities and pays three-month LIBOR less a spread.

Interest rate caps and floors are instruments in which the writer (seller) agrees to pay the holder (purchaser) the amount that an agreed-upon index is above or below the specified cap or floor rate, respectively, times the notional amount. The notional amount is never exchanged between the two parties and does not represent the amount at risk. The Bank purchases interest rate caps and floors to reduce the impact of rising or falling interest rates on the fair value of its trading portfolio and short-term liability repricing. The Company did not have any caps or floors outstanding at December 31, 2002 and 2001.

Interest rate futures contracts are commitments to either purchase or sell designated instruments at a future date for a specified price. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled in cash daily. The Bank maintained $2,013 and $2,034 at December 31, 2002 and 2001, respectively, in agency securities as a deposit with a broker for its futures activities.

Financial options are contracts that grant the purchaser, for a premium payment, the right to either purchase from or sell to the writer a specified financial instrument under agreed-upon terms. Financial options to buy or sell securities are typically traded in standardized contracts on organized exchanges. The Bank purchases financial options to reduce the risk of the written financial options embedded in mortgage-related assets.

The following is a summary of the Interest Rate Agreements as of December 31:

		Estimated		Weighted Average
	Contract or	Fair Value		Interest Rate
	Notional
	Amount	Asset	Liability	Payable	Receivable
2002
Total return swaps - receive Lehman Brothers AAA CMBS index plus spread, pay/receive market value change on index	$60,000		$17	Bank recieves the spread on Lehman Brothers AAA CMBS Index Plus 40 basis points and receives or pays the market value change of index
Total return swaps - receive total return GN MBS adjustable rate, pay LIBOR	14,455			1.84%	5.72%
2001
Total return swaps - receive total return CMBS investment grade total return, pay LIBOR	$25,000	$41	$216	2.94%	6.22%
Interest rate swaps - pay fixed, receive LIBOR	25,000	237	177	5.14%	2.40%
Total return swaps - receive total return GN MBS adjustable rate, pay LIBOR	23,200			3.83%	6.73%
Futures	1,900	22	13

The Interest Rate Agreements used have an active secondary market and are included in trading account assets at fair value with realized and unrealized gains and losses on these instruments recognized immediately in other income. The intent of these Interest Rate Agreements is to economically hedge the exposures created by the trading securities and certain interest rate agreements. However, because the exposures being hedged do not qualify for hedge accounting under SFAS No. 133, changes in fair value of these instruments are immediately recognized in income.

The Bank’s exposure to credit risk from derivative financial instruments is represented by the fair value of the instruments. Credit risk amounts represent the replacement cost the Bank could incur should counterparties with contracts in a gain position completely fail to perform under the terms of those contracts. Counterparties are subject to the credit approval and credit monitoring policies and procedures of the Bank. The Bank limits its credit exposure by entering into International Swap Dealer Association (“ISDA”) Master Agreements with each counterparty. ISDA Master Agreements set the legal framework for transactions with counterparties in over the counter derivative markets. The Bank only deals with counterparties that are investment grade.

The following table shows the various components of the Company’s recorded net gain (loss) on its trading assets for the years ended December 31.

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2002
Interest rate contracts:
Swaps	$(206)	$99	$(107)
Caps
Futures	(97)	—	(97)

Total	(303)	99	(204)
MBS and other trading assets	149	24	173

Total trading portfolio	$(154)	$123	$(31)

December 31, 2001
Interest rate contracts:
Swaps	$58	$9	$67
Floors		(43)	(43)
Futures	(291)		(291)

Total	(233)	(34)	(267)
MBS and other trading assets	902	(199)	703

Total trading portfolio	$669	$(233)	$436

December 31, 2000
Interest rate contracts:
Swaps	$502	$66	$568
Floors	(1,063)	808	(255)
Futures	(6,899)		(6,899)
Options	18	(13)	5

Total	(7,442)	861	(6,581)
MBS and other trading assets	931	2,896	3,827

Total trading portfolio	$(6,511)	$3,757	$(2,754)

The following table shows the Company’s trading securities included in trading account assets as of December 31:

Securities Held for Trading:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Mortgage-backed securities and other - Trading assets	$1,846	$113	$(25)	$1,934

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

Mortgage-backed securities and other - Trading assets	$2,408	$353	$(10)	$2,751

14.	DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT

At December 31, 2002, the swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges. During 2002, the ineffective portion of the change in fair value of the cash flow hedges was immaterial.

			Weighted-Average
	Contract or		Interest Rate
	Notional	Estimated
	Amount	Fair Value	Receivable	Payable
December 31, 2002 - Interest rate swaps - pay fixed	$109,000	$(6,813)	1.47%	4.42%
December 31, 2001 - Interest rate swaps - pay fixed	$40,000	$(1,101)	1.99%	5.84%

The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2002:

Maturities	2003	2004	2005	2006	2007	Thereafter
Interest rate swaps:
Notional amount		$5,000		$17,000	$52,000	$35,000
Weighted-average payable rate		5.27%		3.00%	3.80%	5.92%
Weighted-average receivable rate		1.69%		1.40%	1.52%	1.41%

The Bank is dedicated to managing credit risks associated with investment and interest rate risk management activities. The Bank maintains positions with a variety of counterparties or obligors (“counterparties”). To limit credit exposure arising from such transactions, the Bank evaluates the credit standing of counterparties, establishes limits for the total exposure to any one counterparty, monitors exposure against the established limits, and monitors investment portfolio composition to manage concentrations.

15.	FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Bank disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data to develop estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,212	$19,212	$11,107	$11,107
Trading account assets	1,934	1,934	2,751	2,751
Securities, available for sale	324,530	324,530	181,627	181,627
Securities, held to maturity	2,368	2,467	2,617	2,717
Loans receivable, net	448,050	467,332	449,709	458,861
FHLB stock	11,750	11,750	7,834	7,834
Accrued interest receivable	3,526	3,526	3,567	3,567
Liabilities:
Demand deposits	173,368	173,368	94,291	94,291
Certificates of deposits	351,903	356,824	426,567	429,286
FHLB advances	235,000	241,585	96,403	99,721
Securities sold under repurchase agreements	517	517	365	365
Note payable	11,300	11,300	18,000	18,000
Accrued interest payable	147	147	297	297
Hedging Instruments - Interest rate swaps	(6,813)	(6,813)	(1,101)	(1,101)

The methods and assumptions used to estimate the fair value of each class of financial statements for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents - The carrying amounts approximate fair values due to the short-term nature of these instruments.

Securities - The fair values of securities are generally obtained from market bids for similar or identical securities or are obtained from independent security brokers or dealers.

Securities Sold under Repurchase Agreements - The carrying amounts approximate fair values due to the short-term nature of these instruments.

Trading Account Assets - The fair values of trading securities included in trading account assets are obtained from market bids or from independent securities brokers or dealers. Fair values of interest rate contracts are based on quoted market price or dealer quotes.

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted discount rates relative to available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for estimated loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.

FHLB Stock - The carrying amounts approximate fair values, as the stock may be sold back to the FHLB at cost.

Deposits - The fair values of deposits are estimated based upon the type of deposit product. Demand accounts, which include passbooks and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates and the amounts are payable upon demand. The estimated fair values of time deposits are determined by discounting the cash flows of settlements of deposits having similar maturities and current rates, utilizing a LIBOR swap curve adjusted for Federal Deposit Insurance Corporation (“FDIC”) insurance that approximates the prevailing rates offered on the Company’s term borrowings less the cost of FDIC insurance as of the reporting date.

FHLB Advances - The fair values of FHLB advances are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for similar advances.

Notes Payable - The carrying amount approximates fair value, as the rate is based on current market rates.

Hedging instruments consist of interest rate swaps used to modify the interest rate sensitivity of certain short-term certificates of deposit, a portion of the Bank’s securities sold under agreements to repurchase and the short-term FHLB advances. Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated by using quoted market prices for similar securities or by discounting future cash flows at a risk-adjusted spread to the LIBOR-based swap curve.

Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2002 or 2001, as these instruments predominantly have adjustable terms and are of a short-term nature.

The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	RELATED-PARTY TRANSACTIONS

The Bank has contracted with SBA to provide investment advisory services and interest rate risk analysis. Certain stockholders of the Company are also principals and employees of SBA. The amount of consulting expense relating to SBA for the years ended December 31, 2002, 2001 and 2000 was $325, $295 and $286, respectively.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $4,636 and $1,976 at December 31, 2002 and 2001, respectively. The following table is a rollforward of the related party loan activity.

	2002	2001
Beginning balance	$1,976	$2,236
Additions	3,207	20
Repayments	547	280

Ending balance	$4,636	$1,976

17.	ACQUISITIONS

On November 3, 2001, Los Padres Bank purchased Harrington Bank of Kansas, a bank located in Shawnee Mission, Kansas. Harrington Bank, FSB was a wholly owned subsidiary of Harrington Financial Group, a related party. The largest common shareholders of the former Harrington Financial Group, Inc., which include the Chairman and Chief Executive Officer, are also the largest common shareholders of Harrington West Financial Group. The acquisition was considered arms-length since both the Company and Harrington Bank, FSB obtained fairness opinions on the transaction from investment bankers, and independent committees of Los Padres Bank and Harrington Bank, FSB, which did not include the Chairman and Chief Executive Officer, negotiated these transactions. The bank was purchased based on Los Padres Bank’s knowledge of Harrington Bank of Kansas’s management, markets and its loan portfolio to efficiently utilize Los Padres Bank’s interstate banking powers, and for its high financial return potential. The acquisition was accounted for under the purchase method of accounting, and the income statement of the combined entity includes the results of operations of the acquired entity since the acquisition date.

The following table summarizes the fair values of assets and liabilities and their related premiums at the date of acquisition:

	Book Values of	Fair Values of
	Assets Acquired	Assets Acquired	Premiums at
	and Liabilities	and Liabilities	Date of
	Assumed	Assumed	Acquisition

Loans receivable, net	$69,870	$71,569	$1,699
Intangible assets subject to amortization		937	937
Intangible assets not subject to amortization		100	100
Other assets	5,894	5,894

Total assets	75,764	78,500	2,736

Deposits	74,431	75,796	1,365
Other liabilities	1,333	1,333

Total liabilities	75,764	77,129	1,365

Net asset value			1,371
Purchase price:
Cash consideration		5,000
Direct costs		188

Total purchase price			5,188

Goodwill			$3,817

The $937 of core deposit intangible assets subject to amortization noted above relates to the fair value of non-maturing deposits related to their below market rate attributes which will be amortized over a 10-year period and subject to periodic impairment tests. The $100 in intangible assets not subject to amortization is related to the trade name of Harrington Bank of Kansas, which will be subject to periodic impairment tests. As the Harrington Bank of Kansas acquisition was considered a taxable transaction, the entire $3,817 of goodwill is tax deductible.

On February 1, 1999, Los Padres Bank purchased, for $980,000, a 49% interest in Harrington Wealth Management Company (“HWMC”). HWMC was established as a joint venture to offer trust and investment management services to the customers of Los Padres Bank and Harrington Bank, FSB. Harrington Bank, FSB, which was the wholly owned subsidiary of Harrington Financial Group, owned the other 51% interest. The largest common shareholders of the Company, which include the Chairman and Chief Executive Officer of the Company and formerly the Chief Executive Officer of Harrington Financial Group, were also the largest common shareholders of Harrington Financial Group. On October 31, 2001, Los Padres Bank purchased the remaining 51% interest in HWMC for $776,000. Both Los Padres Bank and Harrington Bank, FSB engaged separate, unrelated counsel to assist the transaction. Additionally, both entities formed independent committees, which excluded the Chief Executive Officer of the Company and Harrington Financial Group, to review the fairness of the transaction. No goodwill was recorded in this transaction since the fair value of the consideration paid was equal to the book value of the net assets acquired. Prior to the purchase of the 51% interest on October 31, 2001, the income or loss recognized on the Company’s joint venture investment was immaterial.

During 1997, the Company acquired all the assets and liabilities of U.S. Community Savings Bank. This acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. On February 8, 2000, the Bank sold the two branches and deposits associated with the 1997 acquisition of U.S. Community Savings Bank. The Bank sold the deposits at a 5.76% premium, recognizing a $3,923 gain on sale, which included approximately $406 of remaining unamortized negative goodwill that was written off as a result of the transaction.

In November 1997, the Company purchased the deposits of two branches from another financial institution that included deposits of approximately $48,956 for which the Bank paid a premium of $1,000. The unamortized core deposit premium related to this acquisition is $483 and $583 as of December 31, 2002 and 2001, respectively.

The carrying values for all other purchased assets and liabilities approximated their fair values at the acquisition dates.

The premiums on loans are amortized on a loan-by-loan basis using the straight-line method over the remaining lives of the loans. Premiums on deposits are amortized using the straight-line method over the weighted-average maturity of such deposits. Premiums on FHLB advances are amortized using the level-yield method over the life of each advance.

In July 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as superseded by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead must be tested for impairment until its life is determined to no longer be indefinite. We adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

At adoption and at December 31, 2002, we have a $100 intangible asset related to the trade name associated with the purchase of Harrington Bank of Kansas that will no longer be amortized and is subject to annual impairment testing. During the twelve months ended December 31, 2002, we evaluated our existing intangible assets to make any necessary reclassifications in order to conform to the new requirements. We reassessed the useful life and the residual value of our intangible assets and concluded that the useful life will remain the same and no amortization adjustment was necessary. As of December 31, 2002, intangible assets that continue to be subject to amortization include core deposits of $1,311 (net of $626 of accumulated amortization). Estimated amortization expenses for the five succeeding fiscal years follows:

2003	194
2004	194
2005	194
2006	194
2007	177

Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The transitional assessment consisted of the following steps: (1) identifying reporting units, (2) determining the carrying value of each reporting unit to be assigned the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determining the fair value of each reporting unit. The transitional goodwill impairment test was completed during the nine months ended September 30, 2002. No transitional impairment loss was recorded by the Company resulting from the adoption of this standard.

The following table sets forth a reconciliation of net income and earnings per share information, for the years ended December 31, 2002, 2001 and 2000:

	December 31

	2002	2001	2000
Reported net income	$5,045	$3,802	$2,581
Add back: Goodwill amortization		22	20

Adjusted net income	$5,045	$3,824	$2,601

Basic earnings per share:
Reported net income	$1.44	$1.14	$0.79
Goodwill amortization		0.01	0.01

Adjusted net income	$1.44	$1.15	$0.80

Diluted earnings per share:
Reported net income	$1.39	$1.12	$0.77
Goodwill amortization		0.01	0.01

Adjusted net income	$1.39	$1.13	$0.78

18.	EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2002, 2001 and 2000, the Company contributed $332, $273, and $191 respectively.

F-39

19.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

	December 31,

	2002	2001
ASSETS
Cash and cash equivalents	$585	$473
Trading account assets	126	140
Investment in subsidiaries	53,081	47,460
Other assets	406	314

TOTAL	$54,198	$48,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable	$11,300	$18,000
Accounts payable and other liabilities	426	243

Total liabilities	11,726	18,243

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized; 4,327,951 shares issued and outstanding as of December 31, 2002 and 3,354,336 shares as of December 31, 2001	43	34
Additional paid-in capital	30,641	20,305
Retained earnings	13,795	9,175
Accumulated other comprehensive income, net of tax	(2,007)	630

Total stockholders’ equity	42,472	30,144

TOTAL	$54,198	$48,387

Condensed Statements of Earnings

	Year Ended December 31,

	2002	2001	2000
Interest income		$1	$1
Interest expense	$(680)	(692)	(884)

Net interest income	(680)	(691)	(883)
Other income	22	281	(67)
Other expense	(722)	(594)	(440)

Loss before income taxes and equity in subsidiaries	(1,380)	(1,004)	(1,390)
Income tax benefit	568	413	572

Loss before equity in subsidiary	(812)	(591)	(818)
Equity in net earnings of subsidiary	5,857	4,393	3,399

Net income	$5,045	$3,802	$2,581

Condensed Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$5,045	$3,802	$2,581
Adjustments:
Equity in net undistributed earnings of subsidiary	(5,857)	(4,393)	(3,399)
Sale of trading assets	—	330	—
Purchase of trading assets			(480)
(Increase) decrease in unrealized gain in trading assets	14	(78)	88
Amortization and depreciation	(1)	20	5
(Increase) decrease in other assets	(91)	(22)	52
(Decrease) increase in accounts payable and other liabilities	182	(55)	479
Other	124	106	—

Net cash used in operating activities	(584)	(290)	(674)

Cash Flows from Investing Activities:
Purchase of furniture, fixtures and equipment	—	—	(37)

Net cash used in investing activities	—	—	(37)

Cash Flows from Financing Activities:
Net proceeds from initial public offering	10,221
Net proceeds from exercise of stock options	—	628
Cash contribution to subsidiary	(5,400)	(9,578)	(1,000)
Cash dividends received from Bank	3,000	500	1,500
Cash dividends paid	(425)	(353)	(985)
Increase (decrease) in notes payable	(6,700)	9,000	1,335

Net cash provided by financing activities	696	197	850

Net increase (decrease) in cash and cash equivalents	112	(93)	139
Cash and cash equivalents, beginning of year	473	566	427

Cash and cash equivalents, end of year	$585	$473	$566

20.	QUARTERLY FINANCIAL INFORMATION

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,

2002
Interest income	$10,942	$11,101	$10,654	$10,796
Interest expense	5,342	5,410	5,300	5,869

Net interest income	5,600	5,691	5,354	4,927
Provision for loan losses	66	50	75	200

Net interest income after provision for loan loss	5,534	5,641	5,279	4,727
Noninterest income	1,111	226	265	548
Noninterest expense	4,278	3,600	3,446	3,433

Income before provision for income taxes	2,367	2,267	2,098	1,842
Provision for income taxes	978	929	865	757

Net income	$1,389	$1,338	$1,233	$1,085

Basic earnings per share	$0.35	$0.40	$0.37	$0.32
Diluted earnings per share	$0.34	$0.38	$0.36	$0.31
2001
Interest income	$10,658	$10,601	$10,102	$9,807
Interest expense	6,591	6,539	6,392	6,295

Net interest income	4,067	4,062	3,710	3,512
Provision for loan losses	—	—	1	—

Net interest income after provision for loan loss	4,067	4,062	3,709	3,512
Noninterest income	431	(92)	1,020	142
Noninterest expense	2,888	2,485	2,644	2,300

Income before provision for income taxes	1,610	1,485	2,085	1,354
Provision for income taxes	674	621	869	568

Net income	$936	$864	$1,216	$786

Basic earnings per share	$0.28	$0.26	$0.36	$0.24
Diluted earnings per share	$0.27	$0.26	$0.36	$0.23

******

(23571)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officer of the Registrant.

This information is incorporated by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders (“Proxy Statement”).

Item 11. Executive Compensation.

This information is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     This information with respect to beneficial ownership by beneficial owners and management is incorporated by reference to our Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2002.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	423,825	$7.75	220,867
Equity compensation plans not approved by security holders	—	—	—

Total	423,825	$7.75	220,867

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference to our Proxy Statement.

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with the our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report.

               (1)  The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

               Independent Auditor’s Report.

               Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

               Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000.

               Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

               Notes to Consolidated Financial Statements.

               (2)  All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement. (1)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

21.0	Subsidiaries of the registrant. (1)

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(b) Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K with the SEC on November 12, 2002, announcing the closing of its initial public offering of common stock.

     The Registrant filed a Current Report on Form 8-K with the SEC on December 19, 2002, containing the 906 certification executed by the Registrant’s Chief Executive Officer and Chief Financial Officer in connection with the filing of the Registrant’s Form 10-Q for the period ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

March 18, 2003	By:	/s/ CRAIG J. CERNY
Craig J. Cerny Chairman of the Board and Chief Executive Officer

March 18, 2003	By:	/s/ SEAN CALLOW
Sean Callow Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ CRAIG J. CERNY Craig J. Cerny	Chairman of the Board and Chief Executive Officer	March 18, 2003

/s/ SEAN CALLOW Sean Callow	Senior Vice President and Chief Financial Officer	March 18, 2003

/s/ WILLIAM W. PHILLIPS, JR. William W. Phillips, Jr.	President and Director	March 18, 2003

/s/ STANLEY J. KON Stanley J. Kon	Director	March 18, 2003

/s/ JOHN J. MCCONNELL John J. McConnell	Director	March 18, 2003

/s/ PAUL O. HALME Paul O. Halme	Director	March 18, 2003

/s/ WILLIAM D. ROSS William D. Ross	Director	March 18, 2003

CERTIFICATIONS

I, Craig J. Cerny, certify that:

1.	I have reviewed this annual report on Form 10-K of Harrington West Financial Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ CRAIG J. CERNY Craig J. Cerny, Chief Executive Officer

I, Sean Callow, certify that:

1.	I have reviewed this annual report on Form 10-K of Harrington West Financial Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ SEAN CALLOW Sean Callow, Senior Vice President and Chief Financial Officer