Form 10-Q
period 2003-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2003-05-12
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2003
OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from                 to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒     Yes     ☐      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐     Yes     ☒     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     4,327,951 shares of Common Stock, par value $0.01 per share, outstanding as of May 9, 2003.

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Financial Condition as of March 31, 2003 (Unaudited) and December 31, 2002
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002 (Unaudited)
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2003 and Year Ended 2002 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2: Management’s Discussion and Analysis
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Item 4: Controls and Procedures
PART II — OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 99.1

HARRINGTON WEST FINANCIAL GROUP, INC.

INDEX

     Part I — Financial Information

		Page

Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Statements of Financial Condition as of March 31, 2003 (Unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2003 and Year Ended 2002 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	19
Part II — Other Information
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22
Certification		23

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)
	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$12,348	$19,212
Trading account assets	2,061	1,934
Securities available for sale	313,965	324,530
Securities held to maturity	2,334	2,368
Loans receivable, (net of allowance for loan losses of $4,157 and $3,797 for March 31, 2003 and December 31, 2002, respectively)	475,241	448,050
Accrued interest receivable	3,411	3,526
Premises and equipment, net	5,382	4,469
Prepaid expenses and other assets	1,389	1,761
Investment in FHLB stock, at cost	12,745	11,750
Income taxes receivable	—	252
Deferred tax asset	871	1,187
Goodwill	3,981	3,981
Core deposit intangible, net	1,263	1,311

TOTAL ASSETS	$834,991	$824,331

Deposits:
Interest bearing	505,094	505,165
Non-interest bearing	20,026	20,106

Total Deposits	525,120	525,271
FHLB advances	239,000	235,000
Securities sold under repurchase agreements	1,056	517
Note payable	11,600	11,300
Accounts payable and accrued expenses	13,679	9,771
Income taxes payable	603	—

TOTAL LIABILITIES	791,058	781,859

STOCKHOLDERS’ EQUITY Preferred stock, $.01 par value: 1,000,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized:
4,327,951 shares issued and outstanding as of March 31, 2003 and December 31, 2002	43	43
Additional paid-in capital	30,641	30,641
Retained earnings	15,226	13,795
Accumulated other comprehensive income, net of tax of $(1,680) and $(1,759) at March 31, 2003 and December 31, 2002, respectively	(1,977)	(2,007)

Total Stockholders’ Equity	43,933	42,472

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$834,991	$824,331

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data
	Three months ended
	March 31,

	2003	2002

Interest income
Interest on loans	$7,955	$8,219
Interest and dividends on securities	3,403	2,578

Total interest income	11,358	10,797

Interest expense
Interest on deposits	2,666	4,206
Interest on FHLB advances and other borrowings	2,455	1,665

Total interest expense	5,121	5,871

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,237	4,926
PROVISION FOR LOAN LOSSES	360	200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,877	4,726

Other income (loss)
Income (loss) from trading assets	576	23
Loss on extinguishment of debt	(531)	—
Other income gain (loss)	89	(6)
Banking fee income	1,024	532

Total other income	1,158	549

Other expenses
Salaries & employee benefits	2,391	1,915
Premises & equipment	652	494
Insurance premiums	68	58
Marketing	99	61
Computer services	160	129
Consulting fees	247	145
Office expenses & supplies	176	144
Other	500	487

Total other expenses	4,293	3,433

Income before income taxes	2,742	1,842
Income taxes	1,138	757

NET INCOME	$1,604	$1,085

Basic earnings per share	$.37	$.32

Diluted earnings per share	$.36	$.31

Basic weighted average shares outstanding	4,327,951	3,354,336

Diluted weighted average shares outstanding	4,487,908	3,467,037

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Additional			Other	Total
	Common	Stock	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity

Balance, December 31, 2001	3,354,336	$34	$20,305	$9,175		$630	$30,144
Comprehensive income				5,045	$5,045		5,045
Net income
Other comprehensive income, net of tax
Unrealized gains on securities					671	671	671
Effective portion in change in fair value of cash flow hedges					(3,308)	(3,308)	(3,308)

Total comprehensive income					$2,408

Initial public offering	973,615	9	10,212				10,221
Stock options			124				124
Dividends on common stock				(425)			(425)

Balance, December 31, 2002	4,327,951	43	30,641	13,795		(2,007)	42,472
Comprehensive income				1,604	1,604		1,604
Net income
Other comprehensive income, net of tax
Unrealized gains on securities					210	210	210
Effective portion in change in fair value of cash flow hedges					(180)	(180)	(180)

Total comprehensive income					$1,634

Dividends on common stock				(173)			(173)

Balance, March 31, 2003	4,327,951	$43	$30,641	$15,226		($1,977)	$43,933

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)
	Three months ended
	March 31,

	2003	2002

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during period,
net of tax expense of $319 and $106 for	$450	$147
March 31, 2003 and 2002, respectively
Less: Reclassification adjustment for gains included
in net income, net of tax expense of $170 and
$0 for March 31, 2003 and 2002, respectively	(240)	—

Net unrealized gain on securities, net of tax expense of
$149 and $106 for March 31, 2003 and 2002, respectively	$210	$147

Unrealized net (loss) gain on cash flow hedges, net of tax
(benefit) expense of $(135) for March 31, 2003 and $280 for
March 31, 2002	$(180)	$381
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $0 for March 31, 2003 and $5 for
March 31, 2002	—	6

Net unrealized loss on cash flow hedges	$(180)	$387

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
	Three months ended	Three months ended
	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,604	$1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(551)	(189)
Depreciation and amortization	266	571
Amortization of premiums and discounts on loans receivable and securities	1,336	1,044
Provision for loan losses	360	200
Activity in securities held for trading	(538)	528
FHLB stock dividend	(145)	(118)
Decrease in accrued interest receivable	115	11
Increase in income taxes payable	855	762
Deferred income taxes	316	(58)
Decrease in prepaid expenses	370	311
Decrease in accounts payable	(826)	(1,127)

Net cash provided by operating activities	3,162	3,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(27,114)	14,535
Proceeds from sales of securities available for sale	11,649	0
Principal paydowns on securities available for sale	48,750	21,454
Principal paydowns on securities held to maturity	30	103
Purchases of securities available for sale	(46,108)	(28,354)
Purchase of premises and equipment	(1,130)	(569)
(Purchase) sale of FHLB Stock	(850)	2,300

Net cash (used in) provided by investing activities	(14,773)	9,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	81	(15,153)
Increase (decrease) in securities sold under agreements to repurchase	539	(560)
Increase in FHLB advances	4,000	5,000
Advances on note payable	300	300
Dividends paid on common stock	(173)	(90)

Net cash provided by (used in) financing activities	4,747	(10,503)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,864)	1,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,212	11,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,348	$13,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION — Cash paid during the period for:
Interest	$4,878	$5,757
Income Taxes	$0	$425

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank which operates 11 branches serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, one banking facility is located in Scottsdale Arizona, and one banking facility is located in Shawnee Mission, Kansas, and operated as a division under the Harrington Bank brand. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $123 million in assets under management or custody, and 51% of Los Padres Mortgage Company.

On November 3, 2001, the Bank purchased from Harrington Bank, FSB, a $75 million bank located in Shawnee Mission, Kansas, in the heart of the Kansas City metropolis.

In August 2002, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage, LLC as a 51%-owned mortgage-banking subsidiary. Los Padres Mortgage, LLC brokers single-family residential and commercial real estate loans primarily to third party investors. The Bank also has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage LLC for its portfolio. Los Padres Mortgage LLC began operations in September 2002.

Basis of Presentation — The unaudited consolidated financial statements are condensed and do not contain all information required by accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) to be included in a full set of financial statements. The condensed consolidated financial statements include the Company and the accounts of its wholly owned subsidiaries.

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

The unaudited consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002, included in the Annual Report on Form 10-K.

2. EARNINGS PER SHARE

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended March 31, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$1,604	4,327,951	$.37
Effect of dilutive stock options		159,957	(.01)

Diluted EPS	$1,604	4,487,908	$.36

	Three months ended March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(unaudited)
Basic EPS	$1,085	3,354,336	$.32
Effect of dilutive stock options		112,701	(.01)

Diluted EPS	$1,085	3,467,037	$.31

3. FAIR VALUE OF OPTIONS

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the years ended December 31 would have been changed to the pro forma amounts indicated below:

	Three months ended

	March 31, 2003	March 31, 2002

Pro Forma Results
Net income:
As reported	$1,604	$1,085
Pro forma	$1,593	$1,062
Earnings per share — basic:
As reported	$0.37	$0.32
Pro forma	$0.37	$0.32
Earnings per share — diluted:
As reported	$0.36	$0.31
Pro forma	$0.35	$0.31

The fair values of options granted under the Company’s fixed stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: expected volatility of 29.02% and 27.58% for the three months ended March 31, 2003 and 2002, respectively; risk-free interest rates of 3.95% and 4.89% for the three months ended March 31, 2003 and 2002, respectively; and expected lives of 9 years for the three months ended March 31, 2003 and 2002, respectively. The fair values of the 62,950 and 60,525 options granted in the three months ended March 31, 2003 and 2002 were $3.61 and $3.74, respectively.

Item 2: Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements

     A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within our markets in California, Kansas and Arizona;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in the central coast of California and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes in asset quality and the resulting credit risk-related losses and expenses;

•	our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

     If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

     We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

     The Company is focused on providing its diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. The Company has nine offices on the central coast of California, one office in Mission, Kansas and a new community banking office in the Phoenix/Scottsdale, Arizona metropolitan area which opened in November 2002. It has also established in the September 2002 quarter, Los Padres Mortgage, LLC, a mortgage banking company, which is engaged in a joint venture with the largest RE/MAX franchise in Arizona, to broker single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. The Company will open a second Harrington Bank office in the Kansas City metropolitan area in the latter half of 2003. Each of the Company’s markets has its own local independent management team operating under the Los Padres or Harrington names. The Company’s loan underwriting, corporate administration, and treasury functions are centralized in Solvang, California to create operating efficiencies.

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

Financial Condition

     The Company’s total assets increased to $835.0 million at March 31, 2003, as compared to $824.3 million at December 31, 2002, an increase of $10.7 million or 1.3%. The increase was primarily attributable to an increase loan balances to $475.2 million at March 31, 2003, compared to $448.1 million at December 31, 2002, an increase of $27.2 million or 6.1%. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, commercial real estate, and consumer loans. While we continue to emphasize single-family residential loan products that meet our customers’ needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, multi-family, and commercial and industrial loans. Single-family residential loan balances decreased to $104.0 million at March 31, 2003, compared to $116.7 million at December 31, 2002, a decrease of $12.7 million or 10.9%, while multi-family residential, commercial real estate, and commercial and industrial loans as a group increased to $323.2 million at

March 31, 2003, compared to $282.8 million at December 31, 2002, an increase of $40.4 million or 14.3%.

	March 31, 2003		December 31, 2002		Change

	Amount	Percent	Amount	Percent	Amount

Real Estate Loans:
Single-family	$103,970	21.6%	$116,714	25.8%	$(12,744)
Multi-family	81,129	16.9%	71,856	15.9%	9,273
Commercial	212,340	44.3%	183,264	40.6%	29,076
Construction (1)	28,970	6.0%	19,666	4.3%	9,304
Land acquisition and development	5,389	1.1%	14,948	3.3%	(9,559)
Commercial and industrial loans	29,722	6.2%	27,676	6.1%	2,046
Consumer loans	18,204	3.8%	17,565	3.9%	639
Other loans (2)	507	0.1%	503	0.1%	4

Total loans receivable	480,231	100.0%	452,192	100.0%	$28,039

Less:
Allowance for loan loss	(4,157)		(3,797)		(360)
Net deferred loan fees	(1,487)		(1,332)		(155)
Net premiums	654		987		(333)

	(4,990)		(4,142)		(848)

Loans receivable, net	$475,241		$448,050		$27,191

(1)	Includes loans secured by residential and commercial properties. At March 31, 2003 we had $16.9 of construction loans secured by residential properties and $12.1 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

     Securities classified as available for sale decreased to $314.0 million at March 31, 2003, as compared to $324.5 million at December 31, 2002, a decrease of $10.6 million or 3.3%. The Company manages the securities portfolio in order to enhance net interest income and net market value on a risk-adjusted basis and deploys excess capital until such time as the Company can reinvest such assets into loans or other community banking assets that generate higher risk-adjusted returns and, accordingly, the investment portfolio was decreased to provide for loan growth capacity.

     Total deposits decreased slightly to $525.1 million as of March 31, 2003, as compared to $525.3 million as of December 31, 2002, a decrease of $200,000. The decrease in deposits was attributable to the Company’s emphasis on reducing deposit costs and the resulting decline in highly rate sensitive deposits. The deposits of the new community banking office in Scottsdale Arizona were $26.0 million at March 31, 2003, compared to $17.5 million at December 31, 2002, an increase of $8.5 million or 48.6%. Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco increased to $239.0 million at March 31, 2003, as compared to $235.0 million at December 31, 2002, a $4.0 million or 1.7% increase to partially fund the loan growth. Accounts payable and accrued expenses increased significantly to $13.7 million at March 31, 2003, as compared to $9.8 million at December 31, 2002, an increase of $3.9 million primarily as a result of a $5.0 million increase in the “due to broker” account as a result of the purchase of securities classified as available for sale which were purchased in the quarter but not settled until after quarter-end.

     Stockholders’ equity increased to $43.9 million at March 31, 2003, as compared to $42.5 million at December 31, 2002, an increase of $1.5 million or 3.4%. The increase in stockholders’ equity was due primarily to net income recognized during the three months ended March 31, 2003. The Company’s stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts and dividends paid on the Company’s common stock.

Results of Operations

     The Company reported net income of $1.6 million for the three months ended March 31, 2003, as compared to $1.1 million for the three months ended March 31, 2002, an increase of $519,000 or 47.8%. The increase in net income during the three-month periods primarily reflected significant increase in net interest income and banking fee income, which were partially offset by increases in total other expenses during such periods. On a diluted earnings per share basis, the Company earned $.36 for the three months ended March 31, 2003, as compared to $0.31 for the three months ended March 31, 2002.

     The Company’s net interest income after provision for loan losses increased by $1.2 million or 24.4% to $5.9 million during the three months ended March 31, 2003 over the prior comparable period in 2002. The increase in the Company’s net interest income during the three-month periods reflected the continued growth in its earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. In addition, the Company recognized a 7 basis point increase in its interest rate spread during the three months ended March 31, 2003, when compared to the same period in 2002. The increase in the interest rate spread reflects the change in the Company’s loan mix to higher spread-earning loans and, to a lesser extent, the benefit of the Company’s liabilities repricing faster than its assets as market interest rates declined.

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income before provision for loan losses; (iv) interest rate spread; and (v) net interest margin. No tax equivalent adjustments were made during the periods presented. Information is based on average daily balances during the indicated periods.

	Three Months Ended March 31,

	2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

		(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$460,945	$7,955	6.90%	$441,694	$8,219	7.44%
FHLB stock	12,364	160	5.25%	6,354	99	6.32%
Securities and trading account assets (2)	320,602	3,189	3.98%	182,468	2,417	5.30%
Cash and cash equivalents (3)	15,517	54	1.39%	15,696	62	1.57%

Total interest-earning assets	809,428	11,358	5.62%	646,212	10,797	6.69%

Noninterest-earning assets	23,529			18,412

Total assets	$832,957			$664,624

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	133,058	379	1.16%	68,609	237	1.40%
Passbook accounts and certificates of deposit	374,892	2,287	2.47%	431,673	3,969	3.73%

Total deposits	507,950	2,666	2.13%	500,282	4,206	3.41%

FHLB advances (4)	240,855	2,348	3.92%	97,114	1,480	5.97%
Reverse Repurchase Agreements	857	2	0.99%	821	2	1.10%
Other borrowings (5)	11,370	105	3.71%	18,038	183	4.05%

Total interest-bearing liabilities	761,032	5,121	2.72%	616,255	5,871	3.86%

Non-interest-bearing deposits	17,443			12,063
Non-interest-bearing liabilities	11,279			5,408

Total liabilities	789,754			633,726
Stockholders’ equity	43,203			30,898

Total liabilities and stockholders’ equity	$832,957			$664,624

Net interest-earning assets (liabilities)	$48,396			$29,957

Net interest income/interest rate spread		$6,237	2.90%		$4,926	2.83%

Net interest margin			3.06%			3.01%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.36%			104.86%

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances.

(5)	Consists of a note payable under a revolving line of credit.

     The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rates (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three Months Ended
	March 31, 2003 vs March 31, 2002

	Increase (decrease) due to			Total Net

			Rate/	Increase
	Rate	Volume	Volume	(Decrease)

		(In Thousands)
Interest -earning assets:
Loans receivable	($2,385)	$1,433	$689	($263)
FHLB stock	(68)	380	(251)	61
Securities and trading account assets (1)	(2,408)	7,319	(4,140)	771
Cash and cash equivalents (2)	(29)	(3)	24	(8)

Total net change in income on interest-earning assets	(4,890)	9,129	(3,678)	561

Interest-bearing liabilities:
Deposits NOW and money market accounts	(169)	902	(592)	141
Passbook accounts and certificates of deposit	(5,419)	(2,117)	5,855	(1,681)

Total deposits	(5,588)	(1,215)	5,263	(1,540)
FHLB advances (3)	(1,986)	8,575	(5,721)	868
Reverse Repurchase Agreements	(1)	0	0	(1)
Other borrowings (4)	(62)	(270)	255	(77)

Total net change in expense on interest-bearing liabilities	(7,637)	7,090	(203)	(750)

Change in net interest income	$2,747	$2,039	($3,475)	$1,311

(1)	Consists of securities classified as available for sale and held for maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate advances.

(4)	Consists of a note payable under a revolving line of credit.

     The Company increased its provisions for loan losses by $360,000 during the three months ended March 31, 2003, as compared to $200,000 for the three months ended March 31, 2002, an increase of $160,000. The provision reflects the required reserves based upon, among other things, the $27.2 million in loan growth during the current quarter and the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At March 31, 2003, the Company’s non-performing assets amounted to $197,000 or 0.04% of total loans, as compared to $218,000 or 0.05% of total loans as of December 31, 2002.

     The Company reported interest income of $11.4 million for the three months ended March 31, 2003, as compared to $10.8 million for the three months ended March 31, 2002, an increase of $561,000 or 5.2%. The primary reason for the increase during the period was the increase in earning assets in the period, which more than compensated for the decrease in the average yield on interest-bearing assets.

     The Company reported interest expense of $5.1 million for the three months ended March 31, 2003, as compared to $5.9 million for the three months ended March 31, 2002, a decrease of $750,000 or 12.8%. The decrease in interest expense during both periods was attributable to a decrease in the average yield on interest-bearing liabilities as a result of the repricing of interest costing liabilities during the respective periods, which more than compensated for the increased volume of interest-bearing liabilities.

     The Company’s total other income amounted to $1.2 million during the three months ended March 31, 2003, as compared to $549,000 during the three months ended March 31, 2002, an increase of $609,000 or 111.0%. Banking fee income, consisting primarily of fee income from wholesale banking, trust services and deposits and loans, increased by $492,000 or 92.5% to $1.0 million for the three months ended March 31, 2003, as compared to $532,000 for the three months ended March 31, 2002. Improving banking fee income, including loan and deposit fees, mortgage banking fees, and investment management fees through Harrington Wealth Management Company, is a strategic goal of the Company. All of these sources of fee income showed growth in the three months ended March 31, 2003 over the same quarter a year ago.

•	Loan and deposit fees were $410,000 for the three months ended March 31, 2003, as compared to $236,000 for the three months ended March 31, 2002, an increase of $174,000 or 73.7%. Prepayment penalty fees remained strong with the lower interest rate environment and high refinancing levels.

•	Mortgage banking fees were $497,000 for the three months ended March 31, 2003, as compared to $212,000 for the three months ended March 31, 2002, an increase of $285,000 or 134.4%. These fees continued to build with the favorable real estate markets and heavy refinancings. Los Padres Mortgage Company (LPMC), a joint venture with the largest RE/MAX realty franchise in the Arizona market, continues to increase originations and added $209,000 to banking fee income in three months ended March 31, 2003. LPMC began operations in September 2002.

•	Investment management and custody fees though Harrington Wealth Management Company were $117,000 for the three months ended March 31, 2003, as compared to $84,000 for the three months ended March 31, 2002, an increase of $33,000 or 39.3%.

     Gain on the sale of securities and income from trading assets was $576,000 for the three months ended March 31, 2003, as compared to $23,000 for the three months ended March 31, 2002, an increase of $553,000. The $576,000 figure includes a $431,000 gain on the sale of a low duration, high-coupon mortgage backed security which the Company received a price of 5 points higher than the Company valued the security at the previous month-end. The $145,000 balance of the income from trading assets in the three months ended March 31, 2003 was a result of favorable changes in market spreads. Related to the gain on the sale of the security, the Company paid-off a $15 million FHLB advance with a 5.25% fixed rate coupon scheduled to mature on January 14, 2004 and incurred a $531,000 market-based prepayment loss on the extinguishment of debt during the three months ended March 31, 2003.

     Other gain was $89,000 for the three months ended March 31, 2003, as compared to ($6,000) for the three months ended March 31, 2002, a $95,000 increase. The $89,000 gain related to a recapture of a $160,000 charge relating to the write-off of computer equipment in connection with an operating system upgrade incurred in the three months ended September 30, 2002.

     The Company’s total other expenses totaled $4.3 million during the three months ended March 31, 2003, as compared to $3.4 million for the three months ended March 31, 2002, an increase of $860,000 or 25.1%. The general increase in expenses is due largely to commission related compensation relative to increased mortgage banking originations, the expenses associated with the start-up and ongoing operations of Los Padres Mortgage Company and the new Scottsdale banking operations, as well as some increases in corporate expenses to support the Company’s growth.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 28.62% at March 31, 2003. At March 31, 2003, Los Padres Bank’s “liquid” assets totaled approximately $121.3 million.

     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility which it maintains with two banks. At March 31, 2003, the Company had $239.0 million in FHLB advances and had $53.1 million of additional borrowing capacity with the FHLB of San Francisco. At March 31, 2003, the Company’s note payable under its revolving line of credit amounted to $11.6 million and the Company had $13.7 million of additional borrowing capacity under this loan facility.

     On September 17, 2002, the terms of the Company’s line of credit under its loan facility were renegotiated to expand the revolving line of credit commitment from $20 million to $25 million, and modify certain covenants. Specifically, the covenant that restricts our ability to invest in mortgage derivative securities has been revised to allow us to maintain a larger balance as of the last day of the month. The covenant that restricts payment of cash dividends has been revised to allow us to pay dividends in an aggregate amount not to exceed the greater of (a) $300 during any fiscal quarter, or (b) up to a maximum of 25% of consolidated net income for the quarter. Additionally, the minimum core profitability requirements have been slightly increased, and a new covenant requiring a ratio of non-performing assets to stockholders’ equity plus loan loss reserves to not exceed .3 to 1 has been added. On February 19, 2003, the Company’s line of credit under its loan facility was further amended (1) allowing the Company to repurchase $2 million of its own capital stock during the term of the agreement, and (2) increasing the minimum core profitability from $5.0 to $6.0 million per quarter.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At March 31, 2003, the total approved loan commitments outstanding amounted to $92.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003 totaled $297.7 million and FHLB borrowings that are scheduled to mature within the same period amounted to $199.0 million. Management believes that the Company has adequate resources to fund all of its commitments and that the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of the Company’s income from which it services its debt, pays its obligations and from which the Company can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. At March 31, 2003, Los Padres Bank was permitted to pay up to $2.1 million of dividends to the Company. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, the Company’s ability to pay dividends is restricted under its revolving loan facility.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2003, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

     In addition, due to the Company’s business strategy which has concentrated on growth of lending operations, a shift in the Company’s lending focus to more commercial lending, and the size of the Company’s securities portfolio activities, the Company has informally agreed with the OTS that Los Padres Bank will maintain a total risk-based capital ratio and a leverage capital ratio of at least 11% and 6%, respectively, which is in excess of the OTS’ minimum regulatory requirements. Management does not believe that Los Padres Bank’s agreement with the OTS to maintain increased ratios of total risk-based and leverage capital will limit or restrict the Company’s operations. At March 31, 2003, Los Padres Bank was in compliance with these additional requirements. To the extent that Los Padres Bank fails to comply with these additional increased capital ratios, the OTS could take such failure to comply into consideration in connection with further requests to have Los Padres Bank pay dividends to the Company and in additional future branch applications. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

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

Critical Accounting Policies

     General. The financial information contained in the Company’s consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. The Company uses historical loss factors to determine the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from these historical factors. As of March 31, 2003, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although the Company has sold loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2003, these prepayment assumptions varied from 10% to 54% for fixed-rate mortgages and mortgage-backed securities and varied from 9% to 36% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at March 31, 2003 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)

	-300	-200	-100	-	+100	+200	+300

			(Dollars in Thousands)
Market value gain (loss) in assets	$21,650	$16,635	$10,271		($12,742)	($28,345)	($46,845)
Market value gain (loss) of liabilities	(12,719)	(10,078)	(5,957)		6,192	12,653	19,386

Market value gain (loss) of net assets before interest rate contracts	8,931	6,557	4,314		(6,550)	(15,692)	(27,459)
Market value gain (loss) of interest rate contracts	(15,779)	(10,650)	(5,149)		4,868	9,475	13,837

Total change in MVPE (2)	($6,848)	($4,093)	($835)		($1,682)	($6,217)	($13,622)

Change in MVPE as a percent of:
MVPE(2)	-10.32%	-6.17%	-1.26%		-2.54%	-9.37%	-20.54%
Total assets of Los Padres Bank	-.83%	-.50%	-.10%		-.20%	-.75%	-1.65%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax MVPE of $66.3 million at March 31, 2003.

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

None.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)
3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)
3.2	Bylaws of Harrington West Financial Group, Inc. (1)
3.2.1	Amendment to Bylaws. (1)
4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)
10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)
10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)
10.2.1	Fourth Amendment to Amended and Restated Credit Agreement. (1)
10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)
10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)
10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)
10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)
99.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer (1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

b)	Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K with the SEC on January 22, 2003, announcing a press release of its earnings for the fourth quarter of the year ended December 31, 2002.

     The Registrant filed and amended a Current Report on Form 8-K with the SEC on March 19, 2003, containing the chief executive officer and chief financial officer certification of the Annual Report on Form 10-K for the year ended December 31, 2002, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: May 12, 2003	By: /S/ CRAIG J. CERNY

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

            (a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
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

Date: May 12, 2003

/s/ Sean Callow

Sean Callow, Senior Vice President and Chief Financial Officer