Form 10-Q
period 2003-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2003-08-04
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________

Commission File Number: 000-50066

HARRINGTON WEST FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1175170 (I.R.S. Employer Identification No.)

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

4,327,951 shares of Common Stock, par value $0.01 per share, outstanding as of July 29, 2003.

HARRINGTON WEST FINANCIAL GROUP, INC.

INDEX

Page

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Statements of Financial Condition as of June 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2003 and 2002 and Six Months Ended June 30, 2003 and 2002 (Unaudited)	3
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2003 and Year Ended 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
Part II - Other Information
Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$13,922	$19,212
Trading account assets	2,127	1,934
Securities available for sale	318,479	324,530
Securities held to maturity	2,312	2,368
Loans receivable, (net of allowance for loan losses of $4,407 and $3,797 for June 30, 2003 and December 31, 2002, respectively)	497,254	448,050
Accrued interest receivable	2,975	3,526
Premises and equipment, net	5,427	4,469
Prepaid expenses and other assets	1,582	1,761
Investment in FHLB stock, at cost	13,496	11,750
Income taxes receivable	—	252
Deferred tax asset	1,352	1,187
Goodwill	3,981	3,981
Core deposit intangible, net	1,214	1,311

TOTAL ASSETS	$864,121	$824,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing	$508,216	$505,165
Non-interest bearing	30,661	20,106

Total Deposits	538,877	525,271
FHLB advances	224,000	235,000
Securities sold under repurchase agreements	16,076	517
Note payable	12,000	11,300
Due to broker	16,652	446
Accounts payable and accrued expenses	11,441	9,325
Income taxes payable	183	—

TOTAL LIABILITIES	819,229	781,859

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized 4,327,951 shares issued and outstanding as of June 30, 2003 and December 31, 2002	43	43
Additional paid-in capital	30,641	30,641
Retained earnings	16,863	13,795
Accumulated other comprehensive income, net of tax of $(2,161) and $(1,729) at June 30, 2003 and December 31, 2002, respectively	(2,655)	(2,007)

Total Stockholders’ Equity	44,892	42,472

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$864,121	$824,331

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except share and per share data

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest on loans	$8,177	$7,919	$16,131	$16,138
Interest and dividends on securities	3,129	2,736	6,533	5,313

Total interest income	11,306	10,655	22,664	21,451

INTEREST EXPENSE
Interest on deposits	2,647	3,559	5,312	7,772
Interest on FHLB advances and other borrowings	2,402	1,742	4,858	3,398

Total interest expense	5,049	5,301	10,170	11,170

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	6,257	5,354	12,494	10,281
PROVISION FOR LOAN LOSSES	250	75	610	275

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,007	5,279	11,884	10,006

OTHER INCOME (LOSS)
Income (loss) from trading assets	1,294	(111)	1,870	(95)
Loss on extinguishment of debt	(892)	—	(1,423)	—
Other income gain (loss)	(40)	—	50	—
Banking fee income	1,200	376	2,224	908

Total other income	1,562	265	2,721	813

OTHER EXPENSES
Salaries & employee benefits	2,555	1,942	5,024	3,941
Premises & equipment	671	528	1,324	1,022
Insurance premiums	82	63	151	122
Marketing	113	65	212	126
Computer services	166	128	326	256
Consulting fees	236	187	482	332
Office expenses & supplies	185	135	361	279
Other	464	398	886	802

Total other expenses	4,472	3,446	8,766	6,880

INCOME BEFORE INCOME TAXES	3,097	2,098	5,839	3,939
INCOME TAXES	1,286	864	2,424	1,621

NET INCOME	$1,811	$1,234	$3,415	$2,318

BASIC EARNINGS PER SHARE	$0.42	$0.37	$0.79	$0.69

DILUTED EARNINGS PER SHARE	$0.40	$0.36	$0.76	$0.67

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,327,951	3,354,336	4,327,951	3,354,336

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,509,560	3,474,786	4,499,026	3,484,518

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity

Balance, December 31, 2001	3,354,336	$34	$20,305	$9,175		$630	$30,144
Comprehensive income:
Net income				5,045	$5,045		5,045
Other comprehensive income, net of tax
Unrealized gains on securities					671	671	671
Effective portion in change in fair value of cash flow hedges					(3,308)	(3,308)	(3,308)

Total comprehensive income					$2,408

Initial public offering	973,615	9	10,212				10,221
Stock options			124				124
DIVIDENDS ON COMMON STOCK				(425)			(425)

Balance, December 31, 2002	4,327,951	43	30,641	13,795		(2,007)	42,472
Comprehensive income:
Net income				3,415	$3,415		3,415
Other comprehensive income, net of tax
Unrealized gains on securities					762	762	762
Effective portion in change in fair value of cash flow hedges					(1,410)	(1,410)	(1,410)

Total comprehensive income					$2,767

Dividends on common stock				(347)			(347)

BALANCE, JUNE 30, 2003	4,327,951	$43	$30,641	$16,863		($2,655)	$44,892

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Six months ended
	June 30,

	2003	2002

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during period, net of tax expense of $1,046 and $314 for June 30, 2003 and 2002, respectively	$1,473	$433
Less: Reclassification adjustment for gains included in net income, net of tax expense of $505 and $0 for June 30, 2003 and 2002, respectively	(711)	—

Net unrealized gain on securities, net of tax expense of $541 and $314 for June 30, 2003 and 2002, respectively	$762	$433

Unrealized net (loss) gain on cash flow hedges, net of tax (benefit) expense of $(1,003) for June 30, 2003 and $(431) for June 30, 2002	$(1,410)	$(630)
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $0 for June 30, 2003 and $24 for June 30, 2002	—	34

Net unrealized loss on cash flow hedges	$(1,410)	$(596)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended	Six months ended
	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,415	$2,318
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(1,054)	(445)
Depreciation and amortization	532	447
Amortization of premiums and discounts on loans receivable and securities	2,616	1,972
Provision for loan losses	610	275
Activity in securities held for trading	(1,432)	672
Loss of sale of real estate	—	35
FHLB stock dividend	(291)	(109)
Decrease in accrued interest receivable	551	100
Increase (decrease) in income taxes payable	436	(238)
Deferred income taxes	(165)	(179)
Decrease in prepaid expenses	177	340
Increase in accounts payable	706	34

Net cash provided by operating activities	6,101	5,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(49,014)	18,022
Proceeds from sales of securities available for sale	26,385	0
Principal paydowns on securities available for sale	89,862	41,336
Principal paydowns on securities held to maturity	49	116
Purchases of securities available for sale	(94,650)	(72,801)
Purchase of premises and equipment	(1,393)	(690)
(Purchase) sale of FHLB Stock	(1,456)	1,892

Net cash (used in) provided by investing activities	(30,217)	(12,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	13,913	(14,955)
Increase in securities sold under agreements to repurchase	15,559	957
(Decrease) increase in FHLB advances	(11,000)	27,000
Advances (payments) on note payable	700	(1,400)
Dividends paid on common stock	(346)	(179)

Net cash provided by (used in) financing activities	18,826	11,423

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,290)	4,520
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,212	11,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,922	$15,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMANTION -
Cash paid during the period for:
Interest	$9,236	$5,757
Income Taxes	$448	$425

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank which operates 11 branches serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, one banking facility is located in Scottsdale Arizona, and one banking facility is located in Shawnee Mission, Kansas, which is operated as a division under the Harrington Bank brand. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $118 million in assets under management or custody, and 51% of Los Padres Mortgage Company, LLC.

In August 2002, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage, LLC as a 51%-owned mortgage-banking subsidiary. Los Padres Mortgage, LLC brokers single-family residential and commercial real estate loans primarily to third party investors. The Bank also has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage, LLC for its portfolio. Los Padres Mortgage, LLC began operations in September 2002.

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

Allowance for Loan Losses – Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

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

Homogenous (consumer and residential mortgage) loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions. Management believes the level of the allowance as of June 30, 2003 is adequate to absorb losses inherent in the loan portfolio.

2. EARNINGS PER SHARE

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2003			Six months ended June 30, 2003

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$1,811	4,327,951	$.42	$3,415	4,327,951	$.79
Effect of dilutive stock options		181,609	(.02)		171,075	(.03)

Diluted EPS	$1,811	4,509,560	$.40	$3,415	4,499,026	$.76

	Three months ended June 30, 2002			Six months ended June 30, 2002

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$1,234	3,354,336	$.37	$2,318	3,354,336	$.69
Effect of dilutive stock options		120,450	(.01)		130,182	(.02)

Diluted EPS	$1,234	3,474,786	$.36	$2,318	3,484,518	$.67

3. FAIR VALUE OF OPTIONS

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the quarter and years ended June 30 would have been changed to the pro forma amounts indicated below:

	Three months ended		Six Months Ended

Pro Forma Results	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income:
As reported	$1,811	$1,234	$3,415	$2,318
Pro forma	$1,791	$1,211	$3,376	$2,271
Earnings per share - basic:
As reported	$0.42	$0.37	$0.79	$0.69
Pro forma	$0.41	$0.36	$0.78	$0.68
Earnings per share - diluted:
As reported	$0.40	$0.36	$0.76	$0.67
Pro forma	$0.40	$0.35	$0.75	$0.65

The fair values of options granted under the Company’s fixed stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: expected volatility of 29.03% and 27.58% for the six months ended June 30, 2003 and 2002, respectively; risk-free interest rates of 3.94% and 4.91% for the six months ended June 30, 2003 and 2002, respectively; and expected lives of 9 years for the six months ended June 30, 2003 and 2002. The weighted average fair values of the 63,950 and 59,025 options granted in the six months ended June 30, 2003 and 2002 were $3.61 and $3.73, respectively.

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

     The Company is focused on providing its diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. The Company has nine offices on the central coast of California, one office in Mission, Kansas, and a new community banking office in the Phoenix/Scottsdale Arizona metropolitan area which opened in November 2002. In addition, in the third quarter of 2002, the Company established Los Padres Mortgage, LLC, a mortgage banking company engaged in a joint venture with the largest RE/MAX franchise in Arizona to broker single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. The Company intends to open a second Harrington Bank office in the Kansas City metropolitan area in the fourth quarter 2003. In July 2003, Los Padres Bank announced that it had reached a definitive agreement to finance and lease a full service banking facility in Ventura, California. Each of the Company’s markets has its own local independent management team operating under the Los Padres Bank or Harrington Bank names. The Company’s loan underwriting, corporate administration, and treasury functions are centralized to create operating efficiencies.

     Los Padres Bank and Harrington Bank provide an array of financial products and services for businesses and retail customers by attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate single-family and multi-family residential, commercial real estate, commercial business, and consumer loans.

     The Company also maintains a portfolio of highly liquid mortgage-backed and related securities as a means of managing its excess liquidity and enhancing its profitability. The Company utilizes various interest rate contracts as a means of managing its interest rate risk. The Company also operates Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds.

     On November 12, 2002, the Company completed its initial public offering. An aggregate of 1,120,000 shares were sold to the public at $12.00 per share, comprised of 973,615 shares sold by the Company and 146,385 shares sold by certain stockholders of the Company.

Financial Condition

     The Company’s total assets increased to $864.1 million at June 30, 2003, as compared to $824.3 million at December 31, 2002, an increase of $39.8 million or 4.8%. The increase was primarily attributable to growth in net loans to $497.3 million as of June 30, 2003, compared to $448.1 million at December 31, 2002, an increase of $49.2 million or 11.0%. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, commercial real estate, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family, and commercial and industrial loans. Accordingly, single-family residential loan balances decreased to $93.7 million at June 30, 2003, compared to $116.7 million at December 31, 2002, a decrease of $23.0 million or 19.7%, while multi-family residential, commercial real estate, and commercial and industrial loans as a group increased to $353.1 million at June 30, 2003, compared to $282.8 million at December 31, 2002, an increase of $70.3 million or 24.9%.

	June 30, 2003		December 31, 2002
					Change
	Amount	Percent	Amount	Percent	Amount

	(Dollars in thousands)
Real Estate Loans:
Single-family	$93,739	18.6%	$116,714	25.8%	$(22,975)
Multi-family	78,593	15.6	71,856	15.9	6,737
Commercial	241,103	48.1	183,264	40.6	57,839
Construction (1)	30,552	6.1	19,666	4.3	10,886
Land acquisition and development	6,616	1.3	14,948	3.3	(8,332)
Commercial and industrial loans	33,392	6.6	27,676	6.1	5,716
Consumer loans	17,836	3.5	17,565	3.9	271
Other loans (2)	878	0.2	503	0.1	375

Total loans receivable	502,709	100.0%	452,192	100.0%	50,517

Less:
Allowance for loan loss	(4,407)		(3,797)		(610)
Net deferred loan fees	(1,562)		(1,332)		(230)
Net premiums	514		987		(473)

	(5,455)		(4,142)		(1,313)

Loans receivable, net	$497,254		$448,050		$49,204

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2003, the Company had $18.9 million of construction loans secured by residential properties, $7.7 million of construction loans secured by land and $4.0 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

     Securities classified as available for sale decreased to $318.5 million at June 30, 2003, as compared to $324.5 million at December 31, 2002, a decrease of $6.1 million or 1.9%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     Total deposits increased to $538.9 million as of June 30, 2003, as compared to $525.3 million as of December 31, 2002, an increase of $13.6 million. The increase in deposits was attributable to the new community banking office in Scottsdale, Arizona, while deposits in other markets declined somewhat due to the Company’s emphasis on reducing the cost of highly rate sensitive deposits. The deposits of the new community banking office in Scottsdale Arizona were $45.8 million at June 30, 2003, compared to $17.5 million at December 31, 2002, an increase of $28.3 million or 161.7%.

     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $224.0 million at June 30, 2003, compared to $235.0 million at December 31, 2002, a $11.0 million or 4.7% decrease. On May 7, 2003, the Company replaced $15.0 million of floating rate FHLB advances with a five year, 3.153% fixed rate term repurchase agreement for interest rate risk management purposes.

     The due to broker account increased significantly to $16.7 million at June 30, 2003, as compared to $446,000 at December 31, 2002, an increase of $16.2 million as a result of the purchase of securities classified as available for sale which were purchased in the quarter but not settled until after quarter-end.

     In accordance with trade date accounting, the securities were included in available for sale assets with a corresponding liability in the due to broker account.

     Stockholders’ equity increased to $44.9 million at June 30, 2003, as compared to $42.5 million at December 31, 2002, an increase of $2.4 million or 5.7%. The increase in stockholders’ equity was due primarily to net income recognized during the six months ended June 30, 2003. The Company’s stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts and dividends paid on the Company’s common stock.

Results of Operations

     The Company reported net income of $1.8 million for the three months ended June 30, 2003, as compared to $1.2 million for the three months ended June 30, 2002, an increase of $577,000 or 46.8%. The Company reported net income of $3.4 million for the six months ended June 30, 2003, as compared to $2.3 million for the six months ended June 30, 2002, an increase of $1.1 million or 47.3%. The increase in net income during the three-month and six-month periods primarily reflected significant increases in net interest income and banking fee income, which were partially offset by increases in total other expenses during such periods. On a diluted earnings per share basis, the Company earned $.40 per share for the three months ended June 30, 2003, compared to $.36 per share for the three months ended June 30, 2002, and $.76 per share for the six months ended June 30, 2003, compared to $.67 per share for the six months ended June 30, 2002.

     The Company’s net interest income after provision for loan losses increased by $728,000 or 13.8% to $6.0 million during the three months ended June 30, 2003 over the prior comparable period in 2002. The Company’s net interest income after provision for loan losses increased by $1.9 million or 18.8% to $11.9 million during the six months ended June 30, 2003 over the prior comparable period in 2002. The increase in the Company’s net interest income during both periods reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin decreased to 3.04% or 27 basis points during the three months ended June 30, 2003, when compared to the same period in 2002 and the net interest margin decreased to 3.06% or 12 basis points during the six months ended June 30, 2003, when compared to the same period in 2002. The net interest margin declined slightly due to the growth in lower margin investment securities that were purchased in anticipation of the Company’s IPO. This decline was counterbalanced by the addition of higher margin loans.

     The following table sets forth, for the periods presented, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income before provision for loan losses; (iv) interest rate spread; and (v) net interest margin. No tax equivalent adjustments were made during the periods presented. Information is based on average daily balances during the presented periods.

	Three Months Ended June 30

	2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$482,347	$8,177	6.78%	$430,470	$7,919	7.36%
FHLB stock	13,221	158	4.80	5,698	82	5.74
Securities and trading account assets (2)	311,481	2,913	3.74	195,233	2,597	5.32
Cash and cash equivalents (3)	18,129	58	1.29	15,905	57	1.41

Total interest-earning assets	825,178	11,306	5.48	647,306	10,655	6.58

Noninterest-earning assets	22,890			19,087

Total assets	$848,068			$666,393

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	126,828	362	1.14	87,772	420	1.92
Passbook accounts and certificates of deposit	380,646	2,285	2.41	399,184	3,139	3.15

Total deposits	507,474	2,647	2.09	486,956	3,559	2.93

FHLB advances (4)	242,120	2,215	3.62	110,722	1,576	5.62
Reverse Repurchase Agreements	10,128	73	2.86	1,326	4	1.26
Other borrowings (5)	12,711	114	3.55	16,241	162	3.96

Total interest-bearing liabilities	772,433	5,049	2.61	615,245	5,301	3.45

Non-interest-bearing deposits	20,388			14,079
Non-interest-bearing liabilities	10,834			5,232

Total liabilities	803,655			634,556
Stockholders’ equity	44,413			31,837

Total liabilities and stockholders’ equity	$848,068			$666,393

Net interest-earning assets (liabilities)	$52,745			$32,061

Net interest income/interest rate spread		$6,257	2.87%		$5,354	3.14%

Net interest margin			3.04%			3.31%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.83%			105.21%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30

	2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$471,705	$16,131	6.84%	$436,051	$16,138	7.40%
FHLB stock	12,795	318	4.97	6,024	181	6.00
Securities and trading account assets (2)	316,016	6,103	3.86	188,886	5,014	5.31
Cash and cash equivalents (3)	16,830	112	1.33	15,801	118	1.49

Total interest-earning assets	817,346	22,664	5.55	646,762	21,451	6.63

Noninterest-earning assets	23,166			18,746

Total assets	$840,512			$665,508

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	129,925	741	1.14	78,243	659	1.68
Passbook accounts and certificates of deposit	377,785	4,571	2.42	415,339	7,113	3.42

Total deposits	507,710	5,312	2.09	493,582	7,772	3.15

FHLB advances (4)	241,492	4,564	3.78	103,955	3,047	5.87
Reverse Repurchase Agreements	5,518	74	2.73	1,075	6	1.20
Other borrowings (5)	12,044	220	3.65	17,134	345	4.03

Total interest-bearing liabilities	766,764	10,170	2.65	615,746	11,170	3.63

Non-interest-bearing deposits	18,923			13,076
Non-interest-bearing liabilities	11,143			5,603

Total liabilities	796,830			634,425
Stockholders’ equity	43,682			31,083

Total liabilities and stockholders’ equity	$840,512			$665,508

Net interest-earning assets (liabilities)	$50,582			$31,016

Net interest income/interest rate spread		$12,494	2.90%		$10,281	3.00%

Net interest margin			3.06%			3.18%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.60%			105.04%

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. Interest rate swaps are used to hedge the short-term repricing characteristics of the floating-rate FHLB advances.

(5)	Consists of a note payable under a revolving line of credit.

     The following table sets forth the effects of changing rates and volumes on net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rates (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three Months Ended
	June 30, 2003 vs June 30, 2002

	Increase (decrease) due to
				Total Net
	Rate	Volume	Rate/ Volume	Increase (Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	($2,487)	$3,817	($1,072)	$258
FHLB stock	(54)	432	(302)	76
Securities and trading account assets (1)	(3,085)	6,186	(2,785)	316
Cash and cash equivalents (2)	(21)	31	(9)	1

Total net change in income on interest-earning assets	(5,647)	10,466	(4,168)	651

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(681)	750	(127)	(58)
Passbook accounts and certificates of deposit	(2,979)	(585)	2,710	(854)

Total deposits	(3,660)	165	2,583	(912)
FHLB advances (3)	(2,221)	7,389	(4,529)	639
Reverse Repurchase Agreements	21	111	(63)	69
Other borrowings (4)	(65)	(140)	157	(48)

Total net change in expense on interest-bearing liabilities	(5,925)	7,525	(1,852)	(252)

Change in net interest income	$278	$2,941	($2,316)	$903

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended
	June 30, 2003 vs June 30, 2002

	Increase (decrease) due to
				Total Net
	Rate	Volume	Rate/ Volume	Increase (Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	($2,453)	$2,639	($194)	($8)
FHLB stock	(62)	407	(207)	138
Securities and trading account assets (1)	(2,733)	6,750	(2,928)	1,089
Cash and cash equivalents (2)	(25)	15	4	(6)

Total net change in income on interest-earning assets	(5,273)	9,811	(3,325)	1,213

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(425)	870	(363)	82
Passbook accounts and certificates of deposit	(4,164)	(1,285)	2,913	(2,536)

Total deposits	(4,589)	(415)	2,550	(2,454)
FHLB advances (3)	(2,177)	8,080	(4,392)	1,511
Reverse Repurchase Agreements	16	53	(1)	68
Other borrowings (4)	(65)	(205)	145	(125)

Total net change in expense on interest-bearing liabilities	(6,815)	7,513	(1,698)	(1,000)

Change in net interest income	$1,542	$2,298	($1,627)	$2,213

(1)	Consists of securities classified as available for sale and held for maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. Interest rate swaps are used to hedge the short-term repricing characteristics of the floating-rate advances.

(4)	Consists of a note payable under a revolving line of credit.

     The Company increased its provision for loan losses by $250,000 during the three months ended and $610,000 for the six months ended June 30, 2003, compared to $75,000 for the three months ended and $275,000 for the six months ended June 30, 2002, an increase of $175,000 and $335,000, respectively. The provision reflects the reserves required based upon, among other things, the $49.2 million in loan growth since December 31, 2002 and the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At June 30, 2003, the Company had no non-performing assets, as compared to $218,000 or 0.05% of total loans as of December 31, 2002.

     The Company reported interest income of $11.3 million for the three months ended June 30, 2003, compared to $10.7 million for the three months ended June 30, 2002, an increase of $651,000 or 6.1%. The Company reported interest income of $22.7 million for the six months ended June 30, 2003, compared to $21.5 million for the six months ended June 30, 2002, an increase of $1.2 million or 5.7%. The primary reason for the increase during both periods was the increase in the volume of interest-earning assets in the periods, which more than compensated for the decrease in the average rate on interest-earning assets.

     The Company reported interest expense of $5.1 million for the three months ended June 30, 2003, compared to $5.3 million for the three months ended June 30, 2002, a decrease of $252,000 or 4.8%. The Company reported interest expense of $10.2 million for the six months ended June 30, 2003, compared to $11.2 million for the six months ended June 30, 2002, a decrease of $1.0 million or 9.0%. The decrease in interest expense during both periods was attributable to a decrease in the average rate on interest-bearing liabilities as a result of the downward repricing of interest bearing-liabilities during the respective periods, which more than compensated for the increased volume of interest-bearing liabilities.

     The Company’s total other income amounted to $1.6 million for the quarter ending June 30, 2003 compared to $265,000 during the same quarter last year, an increase of $1.3 million or 489.4%. The Company’s total other income for the six months ended June 30, 2003 amounted to $2.7 million compared to $813,000 for the same period last year, an increase of $1.9 million or 234.7%. The increase in other income was attributable to banking fee income, consisting primarily of fee income from wholesale banking, trust services, deposits and loans.

     Banking fee income amounted to $1.2 million for the quarter ending June 30, 2003 compared to $376,000 during the same quarter last year, an increase of $824,000 or 219.1%. Banking fee income amounted to $2.2 million for the six months ended June 30, 2003 compared to $908,000 for the same period last year, an increase of $1.3 million or 144.9%. Banking fee income includes loan and deposit fees, mortgage-banking fees, and investment management fees through Harrington Wealth Management Company. All fee income sources showed growth in the three months and six months ended June 30, 2003 over the same periods a year ago.

•	Loan and deposit fees were $424,000 and $833,000 for the three months and six months ended June 30, 2003, respectively, as compared to $137,000 and $372,000 for the three and six months ended June 30, 2002, respectively, an increase of $287,000 and $461,000 or 209.5% and 123.9%, respectively. Prepayment penalty fees remained strong with the lower interest rate environment and high refinancing levels.

•	Mortgage banking fees were $664,000 and $1.2 million for the three and six months ended June 30, 2003, respectively, as compared to $146,000 and $358,000 for the three and six months ended June 30, 2002, respectively, an increase of $518,000 and $803,000 or 354.8% and 224.3%, respectively. These fees continued to build with the favorable real estate market and low interest rate environment contributing to heavy refinancings. Los Padres Mortgage Company, LLC (LPMC), a joint venture with the largest RE/MAX realty franchise in the Arizona market, continues to increase originations and added $285,000 to banking fee income for the three months ended June 30, 2003 and $494,000 for the six months ended June 30, 2003. LPMC began operations in September 2002.

•	Investment management and custody fees though Harrington Wealth Management Company were $112,000 for the three months ended June 30, 2003, compared to $93,000 for the three months ended June 30, 2002, an increase of $19,000 or 20.4%. For the six months ended June 30, 2003, fees were $230,000 compared to $178,000 for the same period ending in 2002, an increase of $52,000 or 29.2%.

     Gain on the sale of securities and income from trading assets was $1.3 million for the three months ended June 30, 2003, compared to a loss of $111,000 for the three months ended June 30, 2002, an increase of $1.4 million. Gain on sale of securities and income from trading assets was $1.9 million for the six months ended June 30, 2003, as compared to $95,000 loss for the six months ended June 30, 2002. In the current quarter, the $1.3 million of income from trading assets includes a $828,000 gain on the sale of $10.0 million of commercial mortgage-backed securities (CMBS) to capture the economic profit associated with the spread tightening on this A-rated investment. The balance of the income from trading assets in the current quarter was a result of favorable changes in market spreads associated with the hedged total return CMBS swaps. Related to the gain on the sale of the securities, the Company paid-off $30.0 million of fixed rate FHLB advances with a weighted average coupon rate of 4.80% and a weighted average remaining maturity of 11 months and incurred a $892,000 market-based prepayment loss on the extinguishment of the debt for a net loss of $64,000 on both transactions.

     The Company’s total other expenses were $4.5 million during the three months ended June 30, 2003, as compared to $3.4 million for the three months ended June 30, 2002, an increase of $1.0 million or 29.8%. The Company’s total other expenses totaled $8.8 million during the six months ended June 30, 2003, as compared to $6.9 million for the six months ended June 30, 2002, an increase of $1.9 million or 27.4%. The general increase in expenses was largely due to commission related compensation relative to increased mortgage banking originations, the expenses associated with the start-up and ongoing operations of LPMC and the new Scottsdale banking operations, as well as some increases in corporate expenses to support the Company’s growth.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 32.1% at June 30, 2003. At June 30, 2003, Los Padres Bank’s “liquid” assets totaled approximately $143.8 million.

     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility which it maintains with two banks. At June 30, 2003, the Company had $224.0 million in FHLB advances and had $78.2 million of additional borrowing capacity with the FHLB of San Francisco. During the June 2003 quarter, the Bank entered into a $15.0 million term repurchase agreement that replaced the Company’s FHLB debt for interest rate risk management purposes. At June 30, 2003, the Company’s note payable under its revolving line of credit amounted to $12.0 million and with an additional borrowing capacity under this loan facility of $13 million.

     On September 17, 2002, the terms of the Company’s line of credit under its loan facility were renegotiated to expand the revolving line of credit commitment from $20 million to $25 million and modify certain covenants. Specifically, the covenant that restricts our ability to invest in mortgage derivative securities has been revised to allow us to maintain a larger balance as of the last day of the month. The covenant that restricts payment of cash dividends has been revised to allow us to pay dividends in an aggregate amount not to exceed the greater of (a) $300,000 during any fiscal quarter, or (b) up to a maximum of 25% of consolidated net income for the quarter. Additionally, the minimum core profitability requirements have been slightly increased, and a new covenant requiring a ratio of non-performing assets to stockholders’ equity plus loan loss reserves not to exceed 0.3 to 1 has been added. On February 19, 2003, the Company’s line of credit under its loan facility was further amended (1) allowing the Company to repurchase $2 million of its own capital stock during the term of the agreement, and (2) increasing the minimum core profitability covenant from $5.0 to $6.0 million per quarter.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At June 30, 2003, the total approved loan commitments outstanding amounted to $40.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2003 totaled $308.4 million and FHLB borrowings scheduled to mature within the same period amounted to $194.0 million. Management believes that the Company has adequate resources to fund all of its commitments and that the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of the Company’s income from which it services its debt, pays its obligations and from which the Company can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. On April 23, 2003, Los Padres Bank received approval from the OTS to pay up to $3.0 million in cash dividends during the twelve-month period ending March 31, 2004. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2003, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

     Due to the Company’s business strategy which has concentrated on growth of lending operations, a shift in the Company’s lending focus to more commercial lending, and the size of the Company’s securities portfolio, the Company in April, 2000 had informally agreed with the OTS that Los Padres Bank would maintain a total risk-based capital ratio and a leverage ratio of at least 11% and 6%, respectively, which is in excess of the OTS’ minimum capital requirements. By letter dated June 16, 2003, the OTS eliminated the informal agreement.

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

     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president, chief financial officer, director of financial reporting and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.

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

Critical Accounting Policies

     General. The financial information contained in the Company’s consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. The Company uses historical loss factors to determine the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from these historical factors. As of June 30, 2003, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although the Company has sold loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2003, these prepayment assumptions varied from 8% to 56% for fixed-rate mortgages and mortgage-backed securities and varied from 1% to 41% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at June 30, 2003 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)

	-300	-200	-100	-	+100	+200	+300

	(Dollars in Thousands)
Market value gain (loss) in assets	$19,796	$15,832	$9,727		($12,459)	($28,151)	($46,546)
Market value gain (loss) of liabilities	(13,062)	(10,257)	(6,171)		6,389	13,047	20,002

Market value gain (loss) of net assets before interest rate contracts	6,734	5,575	3,556		(6,070)	(15,104)	(26,544)
Market value gain (loss) of interest rate contracts	(13,529)	(10,281)	(4,980)		4,726	9,208	13,458

Total change in MVPE (2)	($6,795)	($4,706)	($1,424)		($1,344)	($5,896)	($13,086)

Change in MVPE as a percent of:
MVPE(2)	-9.62%	-6.66%	-2.02%		-1.90%	-8.35%	-18.53%
Total assets of Los Padres Bank	-.79%	-.54%	-.16%		-.16%	-.68%	-1.52%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax MVPE of $70.6 million at June 30, 2003.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Registrant is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Registrant.

Item 2: Changes in Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 28, 2003.

1.	At the Annual Meeting, the following individuals were elected to serve as directors of the Company for a three year term or until their successors are elected and qualified.

	VOTES FOR	WITHHELD AUTHORITY

William W. Phillips, Jr.	2,813,149	41,436
William D. Ross	2,813,149	44,936

Other directors currently serving whose terms expire in the year listed:

Paul O. Halme	2004
Stanley J. Kon	2004
Craig J. Cerny	2005
John J. McConnell	2005

2. The appointment of Deloitte & Touche, LLP as independent auditors of the Company for the year ended December 31, 2003 was ratified at the 2003 Annual Meeting of Shareholders by the following:

FOR: 2,843,385 AGAINST: 10,600 ABSTAIN: 600

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement. (1)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

b)	Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K with the SEC on April 15, 2003 announcing a press release of its earnings for the quarter ended March 31, 2003.

     The Registrant filed a Current Report on Form 8-K with the SEC on May 14, 2003 furnishing the transcripts of two interviews conducted with Craig J. Cerny, the Chairman and Chief Executive Officer of the Company, by each of The Wall Street Transcript and CEOCFOinterviews.com. Also included was an updated investor presentation including, among other things, a review of certain financial results and trends through the period ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: August 4, 2003	By:	/S/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer (Principal Executive Officer)

	By:	/S/ SEAN CALLOW

Sean Callow,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)