Form 10-Q
period 2003-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2003-11-12
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

     4,338,451 shares of Common Stock, par value $0.01 per share, outstanding as of November 6, 2003.

HARRINGTON WEST FINANCIAL GROUP, INC.

INDEX

Page
Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Statements of Financial Condition as of September 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002 and Nine months Ended September 30, 2003 and 2002 (Unaudited)	3
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2003 and Year Ended 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
Part II - Other Information
Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$16,444	$19,212
Trading account assets	1,945	1,934
Securities available for sale	344,085	324,530
Securities held to maturity	2,303	2,368
Loans receivable, (net of allowance for loan losses of $4,507 and $3,797 for September 30, 2003 and December 31, 2002, respectively)	504,336	448,050
Accrued interest receivable	2,957	3,526
Premises and equipment, net	5,883	4,469
Prepaid expenses and other assets	2,159	1,761
Investment in FHLB stock, at cost	13,169	11,750
Income taxes receivable	—	252
Deferred tax asset	1,917	1,187
Goodwill	3,981	3,981
Core deposit intangible, net	1,166	1,311

TOTAL ASSETS	$900,345	$824,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing	$514,484	$505,165
Non-interest bearing	25,385	20,106

Total Deposits	539,869	525,271
FHLB advances	217,500	235,000
Securities sold under repurchase agreements	65,893	517
Trust preferred securities	15,000	—
Note payable	—	11,300
Due to broker	5,000	446
Accounts payable and accrued expenses	10,401	9,325
Income taxes payable	374	—

TOTAL LIABILITIES	854,037	781,859

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized:
4,338451 shares issued and outstanding as of September 30, 2003 and December 31, 2002	43	43
Additional paid-in capital	30,710	30,641
Retained earnings	18,516	13,795
Accumulated other comprehensive income, net of tax of $(1,430) and $(1,756) at September 30, 2003 and December 31, 2002, respectively	(2,961)	(2,007)

Total Stockholders’ Equity	46,308	42,472

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$900,345	$824,331

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except share and per share data

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest on loans	$8,458	$7,756	$24,589	$23,894
Interest and dividends on securities	3,393	3,345	9,926	8,658

Total interest income	11,851	11,101	34,515	32,552

INTEREST EXPENSE
Interest on deposits	2,555	3,283	7,866	11,048
Interest on FHLB advances and other borrowings	2,410	2,127	7,269	5,532

Total interest expense	4,965	5,410	15,135	16,580

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,886	5,691	19,380	15,972
PROVISION FOR LOAN LOSSES	100	50	710	325

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,786	5,641	18,670	15,647

OTHER INCOME (LOSS)
Income (loss) from trading assets	380	(69)	2,249	(165)
Loss on extinguishment of debt	(187)	—	(1,610)	—
Other income gain (loss)	(2)	(275)	47	(310)
Banking fee income	1,036	561	3,260	1,505

Total other income	1,227	217	3,946	1,030

OTHER EXPENSES
Salaries & employee benefits	2,521	1,997	7,545	5,937
Premises & equipment	679	556	2,003	1,579
Insurance premiums	209	64	359	186
Marketing	103	65	315	190
Computer services	162	132	488	388
Consulting fees	234	188	716	520
Office expenses & supplies	172	160	533	438
Other	499	429	1,385	1,233

Total other expenses	4,579	3,591	13,344	10,471

INCOME BEFORE INCOME TAXES	3,434	2,267	9,272	6,206
INCOME TAXES	1,436	929	3,859	2,550

NET INCOME	$1,998	$1,338	$5,413	$3,656

BASIC EARNINGS PER SHARE	$0.46	$0.40	$1.25	$1.09

DILUTED EARNINGS PER SHARE	$0.44	$0.38	$1.20	$1.05

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,328,676	3,354,336	4,328,275	3,354,336

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,560,449	3,485,884	4,520,105	3,484,535

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity

Balance, December 31, 2001	3,354,336	$34	$20,305	$9,175		$630	$30,144
Comprehensive income:
Net income				5,045	$5,045		5,045
Other comprehensive income, net of tax
Unrealized gains on securities					671	671	671
Effective portion in change in fair value of cash flow hedges					(3,308)	(3,308)	(3,308)

Total comprehensive income					$2,408

Initial public offering	973,615	9	10,212				10,221
Stock options			124				124
Dividends on common stock				(425)			(425)

Balance, December 31, 2002	4,327,951	43	30,641	13,795		(2,007)	42,472
Comprehensive income:
Net income				5,413	$5,413		5,413
Other comprehensive income, net of tax
Unrealized gains on securities					(494)	(494)	(494)
Effective portion in change in fair value of cash flow hedges					(460)	(460)	(460)

Total comprehensive income					$4,459

Stock options exercised	10,500		69				69
Dividends on common stock				(692)			(692)

Balance, September 30, 2003	4,338,451	$43	$30,710	$18,516		($2,961)	$46,308

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME

(Dollars in thousands)

	Nine months ended
	September,

	2003	2002

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during period, net of tax (benefit) expense of $(835) and $424 for September 30, 2003 and 2002, respectively	$(1,333)	$585
Less: Reclassification adjustment for gains included in net income, net of tax expense of $595 and $0 for September 30, 2003 and 2002, respectively	(839)	—

Net unrealized gain on securities, net of tax (benefit) expense of $(1,430) and $424 for September 30, 2003 and 2002, respectively	$(494)	$585

Unrealized net (loss) gain on cash flow hedges, net of tax (benefit) expense of $(320) for September 30, 2003 and $(2,184)for September 30, 2002	$(448)	$(4,929)
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense (benefit) of $8 for September 30, 2003 and $(4) for September 30, 2002	(12)	5

Net unrealized loss on cash flow hedges, net of tax (benefit) expense of $(312) and $(2,180) for September 30, 2003 and 2002, respectively	$(460)	$(4,924)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,413	$3,656
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(1,493)	(733)
Depreciation and amortization	802	672
Amortization of premiums and discounts on loans receivable and securities	3,352	2,992
Provision for loan losses	710	325
Gain on sale of investment securities	(1,455)	(5)
Activity in securities held for trading	(14)	752
FHLB stock dividend	(434)	(205)
Decrease (increase)in accrued interest receivable	569	(112)
Increase (decrease) in income taxes payable	626	(107)
Deferred income taxes	(730)	(1,992)
(Increase) decrease in prepaid expenses and other assets	(401)	129
Increase in accounts payable	5,616	2,007

Net cash provided by operating activities	12,561	7,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(55,850)	28,183
Proceeds from sales of securities available for sale	30,757	—
Principal paydowns on securities available for sale	119,494	66,133
Principal paydowns on securities held to maturity	55	138
Purchases of securities available for sale	(172,588)	(201,360)
Purchase of premises and equipment	(2,070)	(974)
Purchase of FHLB Stock	(986)	(2,410)

Net cash used in investing activities	(81,188)	(110,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	14,906	(9,564)
Increase in securities sold under agreements to repurchase	65,376	210
(Decrease) increase in FHLB advances	(17,500)	112,597
Advances (payments) on note payable	(11,300)	2,800
Increase trust preferred securities	15,000	—
Exercise of stock options on common stock	69	—
Dividends paid on common stock	(692)	(291)

Net cash provided by financing activities	65,859	105,752

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,768)	2,841
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,212	11,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,444	$13,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$12,422	$16,113
Income Taxes	$3,301	$3,100

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank which operates 11 banking facilities serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, one banking facility is located in Scottsdale Arizona, and one banking facility is located in Shawnee Mission, Kansas, which is operated as a division under the Harrington Bank brand. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $117.6 million in assets under management or custody, and 51% of Los Padres Mortgage Company, LLC.

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

The preparation of financial statements are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Homogenous (consumer and residential mortgage) loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions. Management believes the level of the allowance as of September 30, 2003 is adequate to absorb losses inherent in the loan portfolio.

2.     EARNINGS PER SHARE

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2003				Nine months ended September 30, 2003

	Income	Shares	Per-Share		Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS	$1,988	4,328,676	$.46	Basic EPS	$5,413	4,328,275	$1.25
Effect of dilutive stock options		231,773	(.02)	Effect of dilutive stock options		191,830	(.05)

Diluted EPS	$1,988	4,560,449	$.44	Diluted EPS	$5,413	4,520,105	$1.20

	Three months ended September 30, 2002				Nine months ended September 30, 2002

	Income	Shares	Per-Share		Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS	$1,338	3,354,336	$.40	Basic EPS	$3,656	3,354,336	$1.09
Effect of dilutive stock options		131,548	(.02)	Effect of dilutive stock options		130,199	(.04)

Diluted EPS	$1,338	3,485,884	$.38	Diluted EPS	$3,656	3,484,535	$1.05

3.     FAIR VALUE OF OPTIONS

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the quarter and years ended September 30 would have been changed to the pro forma amounts indicated below:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
Pro Forma Results	2003	2002	2003	2002

Net income:
As reported	$1,998	$1,338	$5,413	$3,656
Pro forma	$1,979	$1,314	$5,357	$3,601
Earnings per share - basic:
As reported	$0.46	$0.40	$1.25	$1.09
Pro forma	$0.46	$0.39	$1.24	$1.07
Earnings per share - diluted:
As reported	$0.44	$0.38	$1.20	$1.05
Pro forma	$0.43	$0.38	$1.19	$1.03

The fair values of options granted under the Company’s fixed stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: expected volatility of 29.03% and 27.58% for the nine months ended September 30, 2003 and 2002, respectively; risk-free interest rates of 3.94% and 4.89% for the nine months ended September 30, 2003 and 2002, respectively; and expected lives of 9 years for the nine months ended September 30, 2003 and 2002. The weighted average fair values of the 63,950 and 60,525 options granted in the nine months ended September 30, 2003 and 2002 were $3.61 and $3.74, respectively. No options were issued during the three months ended September 30, 2003.

4.     COMMITMENTS AND CONTINGENCIES

In September 2003, the Company issued, through Harrington West Capital Trust I, $15.0 million of trust-preferred securities in a private placement. In connection with the issuance of the preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that Harrington West Trust I has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

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

General

     The Company is a diversified, community-based, financial institution holding company headquartered in Solvang, California with its executive offices in Overland Park, Kansas. The Company conducts operations primarily through Los Padres Bank, FSB, a federally chartered savings bank, and its division located in the Kansas City metropolitan area, Harrington Bank.

     The Company is focused on providing its diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii)

the Phoenix/Scottsdale metropolitan area. The Company has nine offices on the central coast of California, one office in Mission, Kansas, and a community banking office in the Phoenix/Scottsdale, Arizona metropolitan area which opened in November 2002. In addition, in the third quarter of 2002, the Company established Los Padres Mortgage, LLC, a mortgage banking company engaged in a joint venture with the largest RE/MAX franchise in Arizona to broker single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. The Company currently intends to open two new banking facilities: a second Harrington Bank office in the Kansas City metropolitan area in the fourth quarter 2003 and its tenth Los Padres Bank office on the central coast of California in Ventura by the second quarter of 2004. Each of the Company’s markets has its own local independent management team operating under the Los Padres Bank or Harrington Bank names. The Company’s loan underwriting, corporate administration, and treasury functions are centralized to create operating efficiencies.

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

Financial Condition

     The Company’s total assets increased to $900.3 million at September 30, 2003, as compared to $824.3 million at December 31, 2002, an increase of $76.0 million or 9.2%. The increase was primarily attributable to growth in net loans to $504.3 million as of September 30, 2003, compared to $448.1 million at December 31, 2002, an increase of $56.3 million or 12.6%. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, and commercial and industrial loans. Accordingly, single-family residential loan balances decreased to $92.4 million at September 30, 2003, compared to $116.7 million at December 31, 2002, a decrease of $24.3 million or 20.8%, while multi-family residential, commercial real estate, and commercial and industrial loans as a group increased to $364.6 million at September 30, 2003, compared to $282.8 million at December 31, 2002, an increase of $81.8 million or 28.9%.

	September 30, 2003		December 31, 2002
					Change
	Amount	Percent	Amount	Percent	Amount

	(Dollars in thousands)
Real Estate Loans:
Single-family	$92,436	18.1%	$116,714	25.8%	$(24,278)
Multi-family	78,089	15.3	71,856	15.9	6,233
Commercial	234,110	45.9	183,264	40.6	50,846
Construction (1)	27,831	5.5	19,666	4.3	8,165
Land acquisition and development	9,244	1.8	14,948	3.3	(5,704)
Commercial and industrial loans	52,428	10.3	27,676	6.1	24,752
Consumer loans	14,976	2.9	17,565	3.9	(2,589)
Other loans (2)	835	0.2	503	0.1	332

Total loans receivable	509,949	100.0%	452,192	100.0%	57,757

Less:
Allowance for loan loss	(4,507)		(3,797)		(710)
Net deferred loan fees	(1,533)		(1,332)		(201)
Net premiums	427		987		(560)

	(5,613)		(4,142)		(1,471)

Loans receivable, net	$504,336		$448,050		$56,286

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2003, the Company had $14.1 million of construction loans secured by residential properties, $6.6 million of construction loans secured by land and $7.3 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

          Securities classified as available for sale increased to $344.1 million at September 30, 2003, as compared to $324.5 million at December 31, 2002, an increase of $19.6 million or 6.0%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

          Total deposits increased to $539.9 million as of September 30, 2003, as compared to $525.3 million as of December 31, 2002, an increase of $14.6 million or 2.8%. The increase in deposits was attributable to the community banking office in Scottsdale, Arizona, while deposits in other markets declined somewhat due to the Company’s emphasis on reducing the cost of highly rate sensitive deposits. The deposits of the community banking office in Scottsdale, Arizona were $46.7 million at September 30, 2003, compared to $17.5 million at December 31, 2002, an increase of $29.4 million or 167.6%.

          Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $217.5 million at September 30, 2003, compared to $235.0 million at December 31, 2002, a $17.5 million or 7.4% decrease. On July 3, 2003, the Company replaced $35.0 million of floating rate FHLB advances with a two year, 1.50% fixed rate term $20.0 million repurchase agreement and a five-year, 2.720% fixed rate $15.0 million term repurchase agreement. Also, on July 8, 2003 the Company replaced FHLB debt with a $15.0 million, seven year, 3.450% fixed term repurchase agreement. Replacing the FHLB floating rate advances with fixed rate term, repurchase agreements was conducted for interest rate risk management purposes.

          On September 25, 2003, the Company announced that it completed a $15.0 million, thirty year, 3.99% floating rate capital trust offering. The capital securities were issued through a newly formed subsidiary, Harrington West Capital Trust I, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 2.85% and will mature on October 8, 2033. A portion of the proceeds from this offering were used to payoff the Company’s secured line of credit with Harris Bank which had a balance of $12.5 million. The remainder of the proceeds will be used for expansion of Los Padres Bank’s operations. On October 30, 2003, the Company renegotiated its line of credit with Harris Bank on more favorable terms to provide further capital for expansion. There were no commission or expense charges to the Company for the capital trust offering . Interest is to be paid quarterly on December 31, March 31, June 30, and September 30.

          The due to broker account increased to $5.0 million at September 30, 2003, as compared to $446,000 at December 31, 2002, an increase of $4.6 million as a result of the purchase of securities classified as available for sale which were purchased in the quarter but not settled until after quarter-end. In accordance with trade date accounting, the securities were included in available for sale assets with a corresponding liability in the due to broker account.

          Stockholders’ equity increased to $46.3 million at September 30, 2003, as compared to $42.5 million at December 31, 2002, an increase of $3.8 million or 9.0%. The increase in stockholders’ equity was due primarily to net income recognized during the nine months ended September 30, 2003. The Company’s stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts and dividends paid on the Company’s common stock.

Results of Operations

          The Company reported net income of $2.0 million for the three months ended September 30, 2003, as compared to $1.3 million for the three months ended September 30, 2002, an increase of $660,000 or 49.3%. The Company reported net income of $5.4 million for the nine months ended September 30, 2003, as compared to $3.7 million for the nine months ended September 30, 2002, an increase of $1.8 million or 48.1%. The increase in net income during the three-month and six-month periods primarily reflected significant increases in net interest income and banking fee income, which were partially offset by increases in total other expenses during such periods. On a diluted earnings per share basis, the Company earned $.44 per share for the three months ended September 30, 2003, compared to $.38 per share for the three months ended September 30, 2002, and $1.20 per share for the nine months ended September 30, 2003, compared to $1.05 per share for the nine months ended September 30, 2002.

          The Company’s net interest income after provision for loan losses increased by $1.1 million or 20.3% to $6.8 million during the three months ended September 30, 2003 over the prior comparable period in 2002. The Company’s net interest income after provision for loan losses increased by $3.0 million or 19.3% to $18.7 million during the nine months ended September 30, 2003 over the prior comparable period in 2002. The increase in the Company’s net interest income during both periods reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin decreased by six basis points to 3.2% during the three months ended September 30, 2003, when compared to the same period in 2002 and the net interest margin decreased by ten basis points to 3.1% during the nine months ended September 30, 2003, when compared to the same period in 2002. The net interest margin declined slightly due to the growth in lower margin investment securities that were purchased in anticipation of the Company’s IPO. This decline was counterbalanced by the addition of higher margin loans and the decline in interest expense for the interest-bearing liabilities.

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

	Three months ended September 30,

	2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$503,728	$8,458	6.72%	$421,242	$7,756	7.37%
FHLB stock	13,245	134	4.02	7,598	103	5.38
Securities and trading account assets (2)	325,143	3,209	3.95	252,284	3,181	5.04
Cash and cash equivalents (3)	16,980	50	1.17	15,687	61	1.57

Total interest-earning assets	859,096	11,851	5.52	696,811	11,101	6.37

Noninterest-earning assets	20,645			19,859

Total assets	$879,741			$716,670

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	125,587	328	1.03	127,420	679	2.11
Passbook accounts and certificates of deposit	386,148	2,227	2.29	366,312	2,604	2.82

Total deposits	511,735	2,555	1.98	493,732	3,283	2.64

FHLB advances (4)	211,929	1,876	3.46	150,182	1,946	5.07
Reverse Repurchase Agreements	64,060	421	2.57	1,134	4	1.22
Other borrowings (5)	12,310	113	3.60	17,772	177	3.90

Total interest-bearing liabilities	800,034	4,965	2.45	662,820	5,410	3.23

Non-interest-bearing deposits	23,578			14,614
Non-interest-bearing liabilities	10,529			7,512

Total liabilities	834,141			684,946
Stockholders’ equity	45,600			31,724

Total liabilities and stockholders’ equity	$879,741			$716,670

Net interest-earning assets (liabilities)	$59,062			$33,991

Net interest income/interest rate spread		$6,886	3.07%		$5,691	3.14%

Net interest margin			3.24%			3.30%

Ratio of average interest-earnings assets to average interest-bearing liabilities			107.38%			105.13%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine months ended September 30,

	2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$482,497	$24,589	6.79%	$431,060	$23,894	7.39%
FHLB stock	12,946	452	4.66	6,554	283	5.77
Securities and trading account assets (2)	319,092	9,312	3.89	210,251	8,196	5.20
Cash and cash equivalents (3)	16,881	162	1.28	15,763	179	1.52

Total interest-earning assets	831,416	34,515	5.54	663,628	32,552	6.54

Noninterest-earning assets	22,173			18,934

Total assets	$853,589			$682,562

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	128,464	1,068	1.11	94,816	1,336	1.88
Passbook accounts and certificates of deposit	380,603	6,798	2.38	398,817	9,712	3.25

Total deposits	509,067	7,866	2.06	493,633	11,048	2.98

FHLB advances (4)	231,529	6,439	3.71	119,533	5,000	5.58
Reverse Repurchase Agreements	25,246	497	2.62	1,095	10	1.22
Other borrowings (5)	12,134	333	3.66	17,349	522	4.01

Total interest-bearing liabilities	777,976	15,135	2.59	631,610	16,580	3.50

Non-interest-bearing deposits	20,492			13,595
Non-interest-bearing liabilities	10,731			6,563

Total liabilities	809,199			651,768
Stockholders’ equity	44,390			30,794

Total liabilities and stockholders’ equity	$853,589			$682,562

Net interest-earning assets (liabilities)	$53,440			$32,018

Net interest income/interest rate spread		$19,380	2.95%		$15,972	3.04%

Net interest margin			3.11%			3.21%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.87%			105.07%

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. Interest rate swaps are used to hedge the short-term repricing characteristics of the floating-rate FHLB advances.

(5)	Consists of a note payable under a revolving line of credit.

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

	Three Months Ended				Nine months ended
	September 30, 2003 vs September 30, 2002				September 30, 2003 vs September 30, 2002

	Increase (decrease) due to				Increase (decrease) due to
				Total Net				Total Net
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)

		(In Thousands)				(In Thousands)
Interest-earning assets:
Loans receivable	($2,733)	$6,076	($2,641)	$702	($2,569)	$3,803	($539)	$695
FHLB stock	(105)	304	(168)	31	(73)	369	(127)	169
Securities and trading account assets (1)	(2,762)	3,674	(884)	28	(2,746)	5,656	(1,794)	1,116
Cash and cash equivalents (2)	(62)	20	31	(11)	(37)	17	3	(17)

Total net change in income on interest-earning assets	(5,662)	10,074	(3,662)	750	(5,425)	9,845	(2,457)	1,963

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(1,374)	(39)	1,062	(351)	(730)	632	(170)	(268)
Passbook accounts and certificates of deposit	(1,949)	559	1,013	(377)	(3,451)	(591)	1,128	(2,914)

Total deposits	(3,323)	520	2,075	(728)	(4,181)	41	958	(3,182)
FHLB advances (3)	(2,417)	3,133	(786)	(70)	(2,235)	6,248	(2,574)	1,439
Reverse Repurchase Agreements	14	769	(366)	417	15	294	178	487
Other borrowings (4)	(55)	(213)	204	(64)	(61)	(209)	81	(189)

Total net change in expense on interest-bearing liabilities	(5,781)	4,209	1,127	(445)	(6,462)	6,374	(1,357)	(1,445)

Change in net interest income	$119	$5,865	($4,789)	$1,195	$1,037	$3,471	($1,100)	$3,408

(1)	Consists of securities classified as available for sale and held for maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. Interest rate swaps are used to hedge the short-term repricing characteristics of the floating-rate advances.

(4)	Consists of a note payable under a revolving line of credit.

          The Company increased its provision for loan losses by $100,000 during the three months ended and $710,000 for the nine months ended September 30, 2003, compared to $50,000 for the three months ended and $325,000 for the nine months ended September 30, 2002, an increase of $50,000 and $385,000, respectively. The provision reflects the reserves required based upon, among other things, the $56.3 million in loan growth since December 31, 2002 and the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At September 30, 2003, the Company had no non-performing assets, as compared to $218,000 or 0.05% of total loans as of December 31, 2002.

          The Company reported interest income of $11.9 million for the three months ended September 30, 2003, compared to $11.1 million for the three months ended September 30, 2002, an increase of $750,000 or 6.8%. The Company reported interest income of $34.5 million for the nine months ended September 30, 2003, compared to $32.6 million for the nine months ended September 30, 2002, an increase of $2.0 million or 6.0%. The primary reason for the increase during both periods was the increase in the volume of interest-earning assets in the periods, which was partially offset by a decrease in the average rate on interest-earning assets.

          The Company reported interest expense of $5.0 million for the three months ended September 30, 2003, compared to $5.4 million for the three months ended September 30, 2002, a decrease of $445,000 or 8.2%. The Company reported interest expense of $15.1 million for the nine months ended September 30, 2003, compared to $16.8 million for the nine months ended September 30, 2002, a decrease of $1.4 million or 8.7%. The decrease in interest expense during both periods was attributable to a decrease in the average rate on interest-bearing liabilities as a result of the downward repricing of interest bearing-liabilities during the respective periods, which was partially offset by an increase in the volume of interest-bearing liabilities.

          The Company’s total other income, which includes gain and losses on securities, loans, deposits, borrowings, and trading assets plus banking fee income amounted to $1.2 million for the quarter ending September 30, 2003 compared to $217,000 during the same quarter last year, an increase of $1.0 million or 465.4%. The Company’s total other income for the nine months ended September 30, 2003 amounted to $3.9 million compared to $1.0 million for the same period last year, an increase of $2.9 million or 283.1%. The increase in other income was primarily attributable to an increase in banking fee income, consisting primarily of fee income from wholesale banking, trust services, deposits and loans and gains on commercial mortgage-backed securities (CMBS) swaps.

          Banking fee income amounted to $1.0 million for the quarter ending September 30, 2003 compared to $561,000 during the same quarter last year, an increase of $475,000 or 84.7%. Banking fee income amounted to $3.3 million for the nine months ended September 30, 2003 compared to $1.5 million for the same period last year, an increase of $1.8 million or 116.6%. Mortgage banking fees were the main source for the growth in banking fee income contributing $490,000 for the three months ending September 2003, an increase of $267,000 or 119.7% compared to the same quarter last year. Mortgage banking fees for the nine months ending September 2003 contributed $1.7 million of banking fee income compared to $581,000 year-to-date in September 2002, an increase of $1.1 million or 184.2%.

          Gain on the sale of securities and income from trading assets was $380,000 for the three months ended September 30, 2003, compared to a loss of $69,000 for the three months ended September 30, 2002, an increase of $449,000. Gain on sale of securities and income from trading assets was $2.2 million for the nine months ended September 30, 2003, as compared to $165,000 loss for the nine months ended September 30, 2002, an increase of $2.4 million or 146.3%. In the quarter ending September 30, 2003, the $380,000 of income from trading assets includes a $218,000 gain on the sale of $4.2 million of Ginnie Mae mortgage-backed securities to capture the economic profit associated with the spread tightening. The balance of the income from trading assets in the quarter ending September 30, 2003 was a result of favorable changes in market spreads associated with the hedged total return CMBS swaps. Related to the gain on the sale of the securities, the Company paid-off $5.5 million of fixed rate FHLB advances with a coupon rate of 3.8% and a remaining maturity of 15 months and incurred a $187,000 market-based prepayment loss on the extinguishment of the debt for a net gain of $31,000 on both transactions.

          The Company’s total other expenses were $4.6 million during the three months ended September 30, 2003, as compared to $3.6 million for the three months ended September 30, 2002, an increase of $988,000 or 27.5%. The Company’s total other expenses totaled $13.3 million during the nine months ended September 30, 2003, as compared to $10.5 million for the nine months ended September 30, 2002, an increase of $2.9 million or 27.4%. The general increase in expenses was largely due to commission related compensation relative to increased mortgage banking originations, the expenses associated with the initial start-up expenses for the Company’s new banking operations in Overland Park, Kansas and Ventura, California and higher workers’ compensation insurance for the California operations, other insurance and an increase in corporate expenses associated with the Company being a public company and its growth.

Liquidity and Capital Resources

          Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 30.8% at September 30, 2003. At September 30, 2003, Los Padres Bank’s “liquid” assets totaled approximately $148.6 million.

          The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility which it maintains with two banks. At September 30, 2003, the Company had $217.5 million in FHLB advances and had $97.4 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation which is further limited to $33.8 of additional capacity based on excess collateral held at FHLB. During the September 2003 quarter, the Bank entered into three term repurchase agreements for a total of $50.0 million that replaced the Company’s FHLB debt for interest rate risk management purposes. On September 25, 2003, the Company paid off its note payable under its revolving line of credit with funds received from a capital trust offering.

          On September 25, 2003, the Company completed a $15.0 million dollar capital trust offering where capital securities were issued through a newly formed subsidiary, Harrington West Capital Trust I, in a private transaction. A portion of the funds received from the capital trust offering were used to pay-off the $12.5 million drawn on the Company’s line of credit. The remainder of the proceeds received from the capital trust offering will be used to further the Company’s expansion.

          On October 30, 2003, the Company renegotiated the terms of the line of credit under its loan facility and decreased the revolving line of credit from $25.0 million to $15.0 million and modified two covenants. The covenant that restricts payment of cash dividends has been revised to allow the Company to pay larger dividends in an aggregate amount not to exceed the greater of (a) $450,000 during any fiscal quarter, or (b) up to a maximum of 40% of consolidated net income for the quarter. The other covenant amendment released the collateral held pursuant to the Pledge and Security Agreement for the credit facility.

           Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At September 30, 2003, the total approved loan commitments outstanding amounted to $26.1 million.

Certificates of deposit scheduled to mature in one year or less at September 30, 2003 totaled $313.1 million and FHLB borrowings scheduled to mature within the same period amounted to $193.0 million. Management believes that the Company has adequate resources to fund all of its commitments and that the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

          A substantial source of the Company’s income from which it services its debt and capital trust securities, pays its obligations and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. On April 23, 2003, Los Padres Bank received approval from the OTS to pay up to $3.0 million in cash dividends during the twelve-month period ending March 31, 2004. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice.

          Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2003, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

Critical Accounting Policies

     General. The financial information contained in the Company’s consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. The Company uses historical loss factors to determine the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from these historical factors. As of September 30, 2003, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although the Company has sold loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At September 30, 2003, these prepayment assumptions varied from 7% to 42% for fixed-rate mortgages and mortgage-backed securities and varied from 7% to 37% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at September 30, 2003 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)

	-300	-200	-100	-	+100	+200	+300

	(Dollars in Thousands)
Market value gain (loss) in assets	$36,803	$27,065	$14,819		($16,659)	($35,287)	($55,330)
Market value gain (loss) of liabilities	(19,320)	(14,258)	(7,976)		8,134	16,465	24,996

Market value gain (loss) of net assets before interest rate contracts	17,483	12,807	6,843		(8,525)	(18,822)	(30,334)
Market value gain (loss) of interest rate contracts	(17,455)	(11,916)	(5,714)		5,376	10,436	15,208

Total change in MVPE (2)	$28	$891	$1,129		($3,149)	($8,386)	($15,126)

Change in MVPE as a percent of:
MVPE(2)	0.04%	1.16%	1.47%		-4.09%	-10.89%	-19.64%
MVPE post shock ratio (3)	7.71%	7.88%	8.01%		7.80%	7.36%	6.73%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax MVPE of $77.0 million at September 30, 2003.

(3)	Pre-tax MVPE as a percentage of tangible assets.

     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.

Item 4: Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003.

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003.

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003.

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)		Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

	b)	Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K with the SEC on July 16, 2003 announcing a press release of its earnings for the quarter ended June 30, 2003.

     The Registrant filed a Current Report on Form 8-K with the SEC on September 25, 2003 announcing a press release of its completion of a $15.0 million capital trust offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC

Date: November 12, 2003	By:	/S/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ SEAN CALLOW

Sean Callow,
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)