Form 10-K
period 2003-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2004-03-10
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

The aggregate value of the 3,616,791shares of Common Stock of the Registrant issued and outstanding, which excludes 711,160 shares held by all directors and executive officers of the Registrant as a group, was approximately $37.3 million based on the last closing sale price of a share of Common Stock of $10.324 on June 30, 2003.

Number of shares of Common Stock outstanding as of March 2, 2004: 5,206,141

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates its proxy statement for its 2004 annual meeting of stockholders in Part III, items 10-13.

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

Item 1. Business.

General

     We are Harrington West Financial Group, Inc., a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Overland Park, Kansas. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, located in central California and Scottsdale, Arizona, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its twelve full-service offices. At December 31, 2003, we had consolidated total assets of $974.8 million, total deposits of $570.7 million and stockholders’ equity of $48.1 million.

     We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank has nine offices on the central coast of California with a tenth office planned to open in Ventura, California in the spring of 2004, two offices in the Kansas City metropolitan area and a community banking office in the Phoenix/Scottsdale, Arizona metropolitan area, which opened in November 2002. We also established in the September 2002 quarter, Los Padres Mortgage Company, LLC, a mortgage banking company, which is engaged in a joint venture with the largest RE/MAX franchise in Arizona to originate single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration, and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.

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

     Our goal is to continue to enhance our franchise value and earnings through controlled growth in our banking operations, while maintaining the combination of community-oriented customer service and sophisticated centralized financial management that have characterized our success to date. Our strategy for achieving this goal is:

•	Hiring Experienced Employees With A Customer Service Focus. We provide personalized service and relationship banking to our customers. Our ability to continue to attract and retain banking professionals with significant experience in and knowledge of our markets who share our customer service philosophy is key to our success. By offering quick decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas, while our larger capital base and product mix enable us to compete effectively against smaller community banks.

•	Expanding Our Product Offerings. We intend to diversify our loan portfolio by continuing to grow our commercial and industrial business lines, while still providing high quality loan products for single-family and multi-family residential borrowers. We also intend to selectively add additional products to provide diversification of revenue sources and to capture our customer’s full relationship. As part of this strategy, we are focused on increasing our deposit and loan fees and further developing our wholesale banking activities that provide single-family loan originations for other lenders. We intend to continue to expand the wealth management area of our business by cross selling our trust and investment products and services to our customers through Los Padres Bank’s wholly owned subsidiary, Harrington Wealth Management Company (“HWM”). HWM offers a wide range of financial instruments and services, including low fee indexed mutual funds, personal trusts, investment management, custody, estates, guardianships, land trusts, and retirement plan services.

•	Strategic Expansion. We intend to continue to expand our branch network through de novo office openings in all of our markets. We expect to open an office in the Ventura, California area in the second quarter of 2004, and we are currently seeking expansion opportunities in Arizona. This opening is intended to capitalize on the opportunity this market presents to us with a view to continued growth in this market. We believe that our centralized underwriting, administration and treasury functions should enable us to increase operating efficiencies over time. Acquisitions have played a role in our past growth. We are committed to exploring opportunistic controlled expansion of our franchise through strategic acquisitions designed to increase our market share and branch office locations. We believe that continued development of the Los Padres and Harrington franchises will provide us with additional profits over time and enhance our market and franchise value.

•	Using Financial Management Techniques to Manage Our Interest Rate Risk and Enhance our Profitability. We deploy our excess capital in a portfolio of highly liquid mortgage- backed and related securities until we are able to reinvest these assets into loans or other community banking assets. Our securities portfolio is funded primarily by deposits and borrowings and is managed to a short duration with the intention of creating additional income and improving our return on equity. The interest rate sensitivity of our investments, loans, and funding sources is reduced using various interest rate contracts, including interest rate swaps, caps and floors and exchange-traded futures and options. In selecting mortgage-backed and related securities for our portfolio and in pricing our loans, we employ option-adjusted spread pricing analysis to ascertain the net risk-adjusted spread expected to be earned on the various investments and loans. This analysis considers the interest rate, prepayment, credit and liquidity risks in an investment or loan, and we seek to select securities and loans with the highest spread over funding costs after covering the expected costs of the embedded risks. In this manner, our portfolio can enhance our profitability through interest earned on these securities over our funding costs and through possible gains as a result of price changes net of hedging activities.

Lending Activities

     General. At December 31, 2003, Los Padres Bank’s net loan portfolio totaled $518.5 million, representing approximately 53.2% of our $974.8 million of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate loans. While we continue to emphasize single-family residential loans products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, consumer loans, and commercial and industrial loans. We also offer multi-family residential loans, construction loans secured by both residential and commercial properties and consumer loans.

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

     As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, we estimate that at December 31, 2003, substantially all of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California central coast, the Kansas City metropolitan area, and the Phoenix/Scottsdale metropolitan area.

     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family	$93,725	17.9%	$116,714	25.8%	$156,150	34.5%	$200,373	50.2%	$206,572	53.4%
Multi-family	82,090	15.7	71,856	15.9	69,584	15.4	66,005	16.6	60,746	15.7
Commercial	234,606	44.8	183,264	40.5	156,431	34.5	108,820	27.3	93,803	24.2
Construction(1)	30,835	5.9	19,666	4.4	20,235	4.5	13,079	3.3	20,814	5.4
Land acquisition and development	8,312	1.6	14,948	3.3	7,889	1.7	2,511	0.6	3,525	0.9
Commercial and industrial loans	56,943	10.8	27,676	6.1	30,838	6.8	3,969	1.0	—	—
Consumer loans	16,612	3.1	17,565	3.9	11,107	2.5	3,265	0.8	1,088	0.3
Other loans (2)	1,035	0.2	503	0.1	539	0.1	753	0.2	502	0.1

Total loans receivable	524,158	100.0%	452,192	100.0%	452,773	100.0%	398,775	100.0%	387,050	100.0%

Less:
Allowance for loan losses	(4,587)		(3,797)		(3,736)		(3,150)		(3,112)
Net deferred loan fees	(1,394)		(1,332)		(1,102)		(485)		(258)
Net premiums	319		987		1,774		397		543

	(5,662)		(4,142)		(3,064)		(3,238)		(2,827)

Loans receivable, net	$518,496		$448,050		$449,709		$395,537		$384,223

(1)	Includes loans secured by residential and commercial properties. At December 31, 2003, we had $14.4 million of construction loans secured by residential properties, $6.7 of land and development and $9.7 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in our total loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

			Due 5 or
		Due 1-5	more years
		years after	after
	Due 1 year	December 31,	December 31,
	or less	2003	2003	Total
	(In Thousands)
Real estate loans:
Single-family residential	$1	$1,423	$92,301	$93,725
Multi-family residential	438	9,164	72,488	82,090
Commercial	6,830	48,050	179,726	234,606
Construction(1)	12,433	3,256	15,146	30,835
Land acquisition and development	5,259	3,053	—	8,312
Commercial and industrial loans	24,199	24,286	8,458	56,943
Consumer loans	28	645	15,939	16,612
Other loans (2)	994	—	41	1,035

Total	$50,182	$89,877	$384,099	$524,158

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

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

     The following table sets forth the dollar amount of total loans due after one year from December 31, 2003, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		adjustable-
	Fixed rate	-rate	Total
	(In Thousands)
Real estate loans:
Single-family residential	$46,865	$46,859	$93,724
Multi-family residential	55,070	26,582	81,652
Commercial	149,430	78,346	227,776
Construction (1)	14,586	3,816	18,402
Land acquisition and development	—	3,053	3,053
Commercial and industrial loans	21,990	10,753	32,743
Consumer loans	723	15,862	16,585
Other loans (2)	41	—	41

Total	$288,705	$185,271	$473,976

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer lines of credit loans.

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

     A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2003, Los Padres Bank’s regulatory limit on loans-to-one borrower was $9.5 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $7.6 million, $7.2 million, $5.9 million, $5.9 million and $5.6 million. These five largest loans or loan concentrations were secured by commercial real estate and business assets. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2003.

     Single-Family Residential Real Estate Loans. Los Padres Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher spread earning loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2003 and 2002, Los Padres Bank brokered $99.4 million and $86.1 million, respectively, of such single-family residential loans on behalf of third parties.

     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2003, Los Padres Bank had $93.7 million of single-family residential loans in its portfolio, which amounted to 17.9% of total loans receivable as of such date. At December 31, 2003, $46.9 million or 50.0% of Los Padres Bank’s single-family residential loans had fixed interest rates and $46.8 million or 50.0% had interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.

     Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2003, Los Padres Bank had an aggregate of $82.1 million and $234.6 million invested in multi-family residential and commercial real estate loans, respectively, or 15.7% and 44.8% of total loans receivable, respectively.

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

     Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. In addition, the balloon payment features of these loans may require the borrower to either sell or refinance the underlying property in order to make the payment. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. Los Padres Bank attempts to minimize its risk exposure by requiring that the loan does not exceed established loan-to-value and debt coverage ratios, and by monitoring the operation and physical condition of the collateral.

     Construction Loans. Los Padres Bank originates loans to finance the construction of single-family residences and commercial properties located in its primary market area. At December 31, 2003, Los Padres Bank’s construction loans amounted to $30.8 million or 5.9% of total loans receivable, $14.4 million of which were for the construction of residential properties, $6.7 million of which were for land acquisition and the development of residential properties, and $9.7 million of which were for the construction of commercial properties. Los Padres Bank also originates land acquisition and development loans that are loans for the acquisition of land and the development of residential properties. At December 31, 2003, Los Padres Bank’s land acquisition and development loans amounted to $8.3 million or1.6% of total loans receivable.

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

     Commercial and Industrial Loans. Los Padres Bank is placing increased emphasis on the origination of commercial business loans because of the higher risk-adjusted spreads generally associated with these type of loans. During the year ended December 31, 2003, Los Padres Bank originated $78.3 million of commercial and industrial loans, as compared to $41.0 million and $13.6 million as of December 31, 2002 and 2001, respectively. At December 31, 2003, Los Padres Bank’s commercial and industrial loans amounted to $56.9 million or 10.8% of total loans receivable. Los Padres Bank’s commercial loan portfolio increased significantly in connection with the acquisition of the Kansas operations of Harrington Bank, FSB in November 2001.

     The commercial and industrial loans that Los Padres Bank is originating include lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 80% or less. Loan terms vary from one to 30 years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal Prime Rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than mortgage loans, but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. Los Padres Bank’s business customers are typically small to medium sized, privately-held companies with local or regional businesses that operate in Los Padres Bank’s primary markets.

     Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, automobile loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2003, $17.6 million or 3.3% of Los Padres Bank’s total loans receivable consisted of consumer loans.

     Home equity lines of credit are originated by Los Padres Bank for up to 80% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 10 years and carry interest rates which adjust monthly in accordance with a designated prime rate or floating LIBOR rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2003, home equity lines of credit and home improvement loans totaled $16.0 million or 90.9% of Los Padres Bank’s total consumer and other loan portfolio and an aggregate of $21.4 million was committed and undrawn under these loans and lines of credit.

     Los Padres Bank currently offers loans secured by deposit accounts, which amounted to $895,000 or 5.1% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2003. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

     At December 31, 2003, automobile and secured and unsecured personal line of credit loans amounted to $731,000 or 4.1% of Los Padres Bank’s total consumer and other loan portfolio.

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

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
Single-family residential	$—	$218	$56	$767	$99
Multi-family residential	—	—	—	2,592	—
Commercial real estate	—	—	348	—	—
Land acquisition and development	—	—	—	—	689
Commercial and industrial	8	—	93	—	—
Consumer and other	4	—	—	3	—

Total non-accruing loans	12	218	497	3,362	788

Total non-performing loans	12	218	497	3,362	788

Troubled debt restructurings	—	—	—	—	700
Real estate owned, net of reserves.	—	—	—	—	—

Total non-performing assets and troubled debt restructurings	$12	$218	$497	$3,362	$1,488

Total non-performing loans and troubled debt restructurings as a percentage of total loans	0.00%	0.05%	0.11%	0.84%	0.38%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.00%	0.03%	0.07%	0.69%	0.30%

     At December 31, 2003, we had $12,000 in non-performing loans, both 60-89 days delinquent, representing a decrease of $206,000 or 94.5% from December 31, 2002. At December 31, 2003, 2002 and 2001, we had two, two and three non-performing loans, respectively. At December 31, 2003, we had no real estate owned or troubled debt restructurings.

     The interest income that would have been recorded during the years ended December 31, 2003, 2002 and 2001 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $46,437, $43,496 and $41,195, respectively. The interest income that was recorded during the years ended December 31, 2003, 2002 and 2001 with respect to Los Padres Bank’s non-accruing loans at December 31, 2003, was $3, $33 and $18, respectively.

     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets which do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2003, in addition to the non-performing assets described above, Los Padres Bank had $6.2 million of classified loans, $6.2 million of which was classified as substandard and $50,000 of which was classified loss (as to which Los Padres Bank had established a specific reserve). As of December 31, 2003, Los Padres Bank had $4.0 million of loans that were designated special mention. Our classified and special mention loans, in addition to the non-performing loans discussed above, are the extent of the loans in our portfolio that give us some repayment concern.

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

     Allocated allowance for specifically identified problem loans. A specific reserve is established for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan.” A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

     The formula allowance is calculated by applying adjusted loss rates to these pools. Pool loss rates are established by examining historical charge-off data for groups of loans and adjusting them for a variety of qualitative factors deemed appropriate by management. The analysis of historical loss data in determining the initial loss rates is based on average balances over a ten-year period. Management believes this period is conservative since it includes the severe economic recession of the early 1990’s. Where Los Padres Bank has no or nominal actual charge-off data for certain loan types, industry data and management’s judgment is utilized as representative starting loss rates.

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

     The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,
	2003	2002	2001
	(In Thousands)
Specific reserve	$50	$50	$50
Formula-non homogenous	3,974	3,131	2,993
Formula-homogenous	474	489	522
Unallocated	89	127	171

	$4,587	$3,797	$3,736

     At December 31, 2003, the formula allowance for non-homogeneous loans increased by $793,000 from December 31, 2002, primarily due to an increase in total non-homogeneous loans and, to a lesser extent, a decrease in criticized loans related to non-homogeneous loans.

     The formula allowance for homogeneous loans decreased by $15,000 and $33,000 for the years ending December 31, 2003 and 2002, respectively, as a result of decreasing single-family loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads.

     Specific reserves are established for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” From December 31, 2001 to December 31, 2003, the balance in specific reserves has remained constant at $50,000 and relates to one single-family loan.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated

	At and For the Year Ended
	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$3,797	$3,736	$3,150	$3,112	$2,975
Charge-offs:
Real estate loans
Single-family residential	—	—	—	—	(13)
Multi-family residential	—	—	—	—	—
Commercial	—	(330)	—	—	—
Consumer and other loans	—	—	(15)	(4)	(5)

Total charge-offs	—	(330)	(15)	(4)	(18)

Net charge-offs	—	(330)	(15)	(4)	(18)

Allowance for loan losses acquired in connection with branch purchase(1)	—	—	600	—	—

Provision (credit) for losses on loans	790	391	1	42	155

Balance at end of period	$4,587	$3,797	$3,736	$3,150	$3,112

Allowance for loan losses as a percent of total loans outstanding	0.88%	0.83%	0.83%	0.79%	0.80%

Ratio of net charge-offs to average loans outstanding	—%	0.07%	—%	—%	0.01%

(1)	In November 2001, we acquired from Harrington Bank, FSB the Shawnee Mission, Kansas branch, along with related loans and deposits.

     The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$308	17.9%	$390	25.8%	$509	34.5%	$717	50.2%	$804	53.4%
Multi-family residential	416	15.7	344	15.9	437	15.4	453	16.6	424	15.7
Commercial	1,400	44.8	773	40.5	693	34.4	679	27.3	994	24.2
Construction	419	5.9	546	4.4	612	4.6	380	3.3	331	5.4
Land acquisition and development	123	1.6	215	3.3	79	1.7	25	0.6	72	0.9
Commercial and industrial loans	1,616	10.8	1,253	6.1	1,172	6.8	80	1.0	—	—
Consumer and other loans	216	3.1	149	3.9	63	2.6	69	1.0	28	0.4
Unallocated reserve	89	.2	127	.1	171	—	747	—	459	—

Total	$4,587	100%	$3,797	100%	$3,736	100.0%	$3,150	100.0%	$3,112	100.0%

Investment Activities

     General. Our securities portfolio is managed under the direction of our Chief Executive Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which are reviewed and approved by Los Padres Bank’s board of directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”). In addition, Los Padres Bank has entered into an agreement with Smith Breeden Associates, Inc. (“Smith Breeden”) whereby Smith Breeden has been appointed as investment advisor with respect to the management of Los Padres Bank’s securities portfolio. With the assistance of Smith Breeden, Los Padres Bank’s Chief Executive Officer, in his role as Chief Investment Officer, has the primary responsibility for managing the investment portfolio, in accordance with the policy. The Chief Investment Officer’s responsibilities include informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Designated officers of Los Padres Bank are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any of the Chief Executive Officer, the President or the Chief Financial Officer of Los Padres Bank has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the board of directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.

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

     Mortgage-Backed and Related Securities. At December 31, 2003, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $398.7 million or 99.4% of our securities portfolio and 40.9% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

     We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises or by private issuers which are rated based on the underlying collateral and priority of cash flows, and investment grade collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family mortgages. The principal and interest payments on these securities are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”).

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

     Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, these securities generally increase the quality of our assets by virtue of the securities’

underlying insurance or guarantees or collateral support. These securities also require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations. At December 31, 2003, $210.8 million or 52.6% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances and interest rate swaps). In addition, as a result of our maintaining a substantial portion of our assets in mortgage-backed and related securities, we have been able to maintain a relatively low level of operating expenses.

     At December 31, 2003, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At December 31, 2003, of the $398.7 million of mortgage-backed and related securities held by us, an aggregate of $111.0 million was secured by fixed-rate mortgage loans and an aggregate of $287.7 million was secured by adjustable-rate mortgage loans.

     We also invest in investment grade commercial mortgage backed securities (“CMBS”), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single family mortgage securities. At December 31, 2003, we held $60.9 million of commercial mortgage-backed securities.

     Corporate Debt Securities. We plan, from time to time, to invest in corporate investment grade notes and bonds that are general obligations of the issuing company or backed by specific equipment or other collateral of the issuing company. These securities are rated by the major rating agencies based on the financial strength of the issuing company, priority in the debt structure of the company, and the underlying security, if any. At December 31, 2003, we held $1.6 million of corporate debt securities.

     Trading Account Assets and Other Securities. At December 31, 2003, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities, which had a carrying value of $1.5 million, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities), which had a carrying value of $450,000 as of December 31, 2003. We also have asset-based (i.e., total return) interest rate swaps with a notional amount of $100.0 million which we use to enhance our returns which had a carrying value of $166,000, which do not receive hedge accounting treatment pursuant to SFAS No. 133. Our held to maturity portfolio consisted of agency securities, which had a carrying value of $222,000 as of December 31, 2003.

     At December 31, 2003, we were a party to various interest rate swap agreements which we hold as trading account assets and which we refer to as “total return swaps.” As of December 31, 2003, we had CMBS total return swaps with an aggregate notional amount of $100.0 million that mature on or near May 31, 2004. Pursuant to the CMBS total return swaps, we receive the spread on Lehman Brothers AAA CMBS Index, or Lehman Brothers Investment Grade Index, at the engagement of the swap plus any change in the market values of the index from spread changes. We pay a short term LIBOR rate minus a specified spread, usually 35 to 55 basis points depending on market conditions. The purpose of these total return swaps is to create incremental income for Los Padres Bank.

     The net interest income (expense) relating to our total returns swaps was $820,000, $916,000, and $(432,000) during the years ended December 31, 2003, 2002 and 2001, respectively. The approximate net market value of our total returns swaps maintained as trading account assets was $166,000, $(17,000) and $60,000 as of December 31, 2003, 2002 and 2001, respectively.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2003			2002			2001
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
Mortgage-backed securities –pass throughs
Due from five to ten years	$4,174	$4,349	6.74%	$6,076	$6,163	6.72%	$8,494	$8,693	6.24%
Due over ten years	125,591	126,025	4.68	155,527	158,193	4.97	171,153	172,934	5.80

Total mortgage backed securities - pass throughs	129,765	130,374 (1)	4.74	161,603	164,356	5.03	$179,647	$181,627	5.82

Collateralized mortgage obligations
Due over ten years	48,704	48,581	3.36	71,103	70,690	3.81

Total collateralized mortgage obligations	48,704	48,581	3.36	71,103	70,690	3.81

Commercial mortgage-backed securities
Due from one to five years	28,717	29,489	2.55	24,218	24,486	2.43
Due from five to ten years	—	—	—	17,590	17,870	3.06
Due over ten years	31,211	31,427	3.72	22,380	22,545	3.81

Total commercial mortgage-back Securities	59,928	60,916	3.16	64,188	64,901	3.08

Asset-backed securities (underlying securities mortgages)
Due from five to ten years	5,913	4,961	2.87	—	—
Due over ten years	151,908	152,291	2.67	23,736	23,731	2.74

Total asset backed-securities	157,821	157,252	2.68	23,736	23,731	2.74

Corporate debt securities Due over ten years	1,489	1,568	15.88	807	852	15.53

Total corporate debt securities	1,489	1,568	15.88	807	852	15.53

Total	$397,707	$398,691	3.56	$321,437	$324,530	4.23

(1)	At December 31, 2003, consisted of $26.4 million of Fannie Mae participation certificates, $10.2 million of Freddie Mac participation certificates and $93.8 million of Ginnie Mae participation certificates.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	December 31
	2003			2002			2001
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
Mortgage-backed securities:
Due over ten years	$222	$240	6.99%	$355	$380	7.00%	$583	$604	7.00%

Total mortgage-backed securities	222	240 (1)	6.99	355	380	7.00	583	604	7.00

U.S. Government and agency securities:
Due within one year	—	—		2,013	2,087	5.30	—	—	—
Due from one-five years	—	—		—	—	—	2,034	2,113	5.30
Due from five-ten years	—	—		—	—	—	—	—	—
Due over ten years	—	—		—	—	—	—	—	—

Total U.S. Government and agency securities	—	—		2,013	2,087	5.30	2,034	2,113	5.30

Total securities classified as held to maturity	$222	$240	6.99	$2,368	$2,467	5.56	$2,617	$2,717	5.68

(1)	At December 31, 2003, consisted of $240,000 of Fannie Mae participation certificates.

     The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	December 31
	2003			2002			2001
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
Mortgage-backed securities	$1,447	$1,495	5.90%	$1,696	$1,809	6.27%	$2,258	$2,333	6.49%
U.S. Government and agency securities	—	—	—	—	—	—	—	—	—
Mutual funds	441	450	—	150	125	—	150	140
Other securities(1)	—	166	—	—	—	—	—	278	—

Total trading account assets	$1,888	$2,111	4.52	$1,846	$1,934	5.76	$2,408	$2,751	6.08

(1)	At December 31, 2003, consisted of total return swaps which we use to enhance our returns, and interest rate contracts which do not qualify for hedge accounting treatment pursuant to SFAS No. 133.

     The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or For the Years
	Ended December 31,
	2003	2002	2001
	(In Thousands)
Beginning balance	$326,997	$184,344	$50,133

Mortgage-backed securities pass-throughs purchased- available for sale	45,611	61,024	189,437
Collateralized mortgage obligations purchased- available for sale	55,077	117,145
Commercial mortgage-backed securities purchased- available for sale	9,561	64,544
Asset-backed securities purchased- available for sale	144,674	23,735
Corporate debt securities purchased-available for sale	604	803
Agency securities purchased - held to maturity	—	—	2,055

Total securities purchased	255,527	267,251	191,492

Less:
Sale and principal payments of mortgage-backed securities, pass throughs - available for sale	(76,148)	(76,014)	(54,750)
Sale and principal payments of collateralized mortgage obligations - available for sale	(76,492)	(44,860)
Sale and principal payments of commercial mortgage-backed securities – available for sale	(13,662)
Sale and principal payments of asset-backed securities – available for sale	(10,814)
Sale and principal payments of mortgage-backed securities, pass throughs - held to maturity	(133)	(228)

Total securities sold	(177,249)	(121,102)	(54,750)

Proceeds from maturities of securities	(2,000)	—	(2,000)
Change in net unrealized gain (loss) on securities available for sale and held to maturity	(286)	1,274	1,685
Amortization of (premium)/discount	(4,058)	(4,770)	(2,216)

Ending balance	$398,931	$326,997	$184,344

Sources of Funds

     General. We consider various sources of funds to fund our investing and lending activities and we evaluate the available sources of funds in order to reduce our overall funding costs. Deposits, reverse repurchase agreements, advances from the FHLB of San Francisco, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in our lending and investing activities, and for other general business purposes. We closely monitor rates and terms of competing sources of funds on a daily basis and utilize the source that we believe to be cost effective.

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

     Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank also intends to open a new branch in the Ventura, California area in the spring of 2004. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising.

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type of Los Padres Bank for the periods indicated.

	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Passbook accounts	$27,952	.44%	$18,710	1.26%	$13,429	1.93%
Money market accounts	88,569	1.51	73,515	2.30	25,409	3.11
NOW accounts	39,909	.13	30,840	.52	19,825	0.95
Certificates of deposit	357,362	2.48	371,324	3.22	341,444	5.26

Total deposits	$513,792	2.02	$494,389	2.84	$400,107	4.79

     The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2003.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$59,523
Over three through six months.	53,053
Over six through twelve months	70,232
Over twelve months	19,959

Total	$202,767

     The following table sets forth the activity in Los Padres Bank’s deposits during the period indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Beginning balance	$525,271	$520,858	$355,705

Net increase (decrease) before interest Credited	36,362	(8,060)	71,633
Interest credited	9,387	13,403	16,895
Deposit acquisitions (dispositions)	—	—	75,410	(1)
Gain on sale of deposits	—	—	—
Purchase accounting premium	—	—	1,365
Amortization of purchase accounting premium	(323)	(930)	(150)

Net increase (decrease) in deposits	45,426	4,413	165,153

Ending balance	$570,697	$525,271	$520,858

(1)	In November 2001, we acquired from Harrington Bank, FSB its Shawnee Mission, Kansas branch along with related deposits and loans.

     The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,
	2003	2002	2001
	(In Thousands)
0.00% to 2.99%	$334,873	$272,688	$59,511
3.00% to 3.99%	12,576	21,664	61,181
4.00% to 4.99%	27,541	30,424	203,718
5.00% to 5.99%	14,314	18,390	61,108
6.00% to 6.99%	4,027	7,514	39,866
7.00% and higher	1,137	1,223	1,183

Total	$394,468	$351,903	$426,567

     The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2003.

		Over Six
		Months	Over One	Over Two
	Six Months	Through One	Year Through	Years Through	Over Three
	and Less	Year	Two Years	Three Years	Years	Total
	(In Thousands)
0.00% to 2.99%	$194,808	$132,873	$4,780	$1,715	$697	$334,873
3.00% to 3.99%	4,400	986	3,001	1,767	2,422	12,576
4.00% to 4.99%	682	1,179	19,729	5,211	740	27,541
5.00% to 5.99%	3,813	3,681	438	2,472	3,910	14,314
6.00% to 6.99%	601	2,436	990	—	—	4,027
7.00% and higher	52	236	849	—	—	1,137

Total	$204,356	$141,391	$29,787	$11,165	$7,769	$394,468

     Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2003, we had five advances from the FHLB of San Francisco which mature between January 2004 and June 2010. At December 31, 2003, we had total FHLB of San Francisco advances of $262.5 million at a weighted average coupon of 1.49%. Our borrowings from the FHLB of San Francisco are limited to 35% of Los Padres Bank’s total assets, or $340.6 million at December 31, 2003, $288.5 million at December 31, 2002, and $234.4 million at December 31, 2001.

     During 2003, we obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements. At December 31, 2003, we had four repurchase agreements with Citigroup Financial Services totaling $65.0 million with a weighted average coupon of 2.61% and maturities ranging from July 2005 to July 2010.

     We are parties to a credit agreement with Harris Trust and Savings Bank and US Bank, N.A. Under the credit agreement, we have a revolving credit facility that enables us to borrow up to $15.0 million for general corporate purposes from time to time with a maturity of September 30, 2007. As of December 31, 2003, we had no outstanding borrowings under the credit agreement.

     We pay interest on the outstanding amount of our borrowings from time to time under the credit agreement at an interest rate that adjusts based upon our compliance with certain financial criteria and our selection of an interest rate formula. At our option, the interest rates per annum applicable to any particular borrowing under the credit agreement is either (1) adjusted LIBOR plus a margin ranging from 2.0% to 3.0% or (2) the prime rate announced from time to time by Harris Trust and Savings Bank minus a margin ranging from 0.5% to 0.0%. The factors that determine the amount of the margin include our core profitability and our non-performing asset ratio. We are currently at the most favorable pricing level under the credit agreement. In each year, we also pay a commitment fee to the lenders equal to 0.25% of the average daily un-drawn portion of the borrowings available to us under the credit agreement for that year.

     The credit agreement was renegotiated in October 2003 after we completed a capital trust offering to modify the credit agreement. One of the modified covenants included restrictions on the payment of cash dividends and is now revised to allow us to pay larger dividends in an aggregate amount not to exceed the greater of (a) $450,000 during any fiscal quarter, or (b) up to a maximum of 40% of consolidated net income for the quarter. The other covenant amendment released the collateral held pursuant to the pledge and security agreement for the credit facility.

     The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. Management believes that as of December 31, 2003, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.

     On September 25, 2003, we completed a $15.5 million capital trust offering. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 2.85% and will mature on October 8, 2033 and have a five-year call feature. We used a portion of the proceeds to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remainder of the proceeds will be used to expand the Los Padres Bank operations.

     The following table sets forth certain information regarding our short-term borrowings at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$919	$1,018	$108
Maximum amount outstanding at any month-end during the period	1,157	1,501	613
Balance outstanding at end of period	728	517	365
Average interest rate during the period	.74%	1.21%	1.24%
Average interest rate at end of period	.63%	1.12%	1.00%
Short-term FHLB advances:
Average balance outstanding	$190,392	$61,348	$47,959
Maximum amount outstanding at any month-end during the period	242,500	160,000	85,403
Balance outstanding at end of period	242,500	160,000	21,403
Average interest rate during the period	1.22%	2.03%	4.05%
Average interest rate at end of period	.96%	1.43%	4.07%

Subsidiaries

     Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.

     In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, (“HWM”) which provides trust and investment management services to individuals and small institutional clients. In November 2001, we purchased the remaining 51% interest in HWM. HWM emphasizes the management of expected risk and return through personal knowledge and analysis of each customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2003, HWM administered approximately 357 accounts and had $114.6 million of assets under management that are not included on our balance sheet. For the years ended December 31, 2003, 2002 and 2001, HWM generated revenues of $456,000, $412,000, and $348,000, respectively. HWM is a wholly owned subsidiary of Los Padres Bank.

     In August 2002, we established Los Padres Mortgage Company, LLC (“LPMC”) as a 51%-owned mortgage banking subsidiary of Los Padres Bank. LPMC has a non-exclusive joint venture agreement with Market Resources Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix/Scottsdale metropolitan area, which owns 49% of Los Padres Mortgage. Based on RE/MAX network referrals, LPMC originates single-family residential and commercial real estate loans primarily for sale to third party investors. Los Padres Bank has the ability to engage in similar relationships with other brokerage agencies in the Phoenix/Scottsdale metropolitan area, subject to a right of first refusal in favor of LPMC. Los Padres Bank has the opportunity to purchase select single-family and commercial real estate loans from LPMC for its portfolio.

     Valley Oaks Financial Corporation was formed as a wholly owned service corporation of Los Padres Bank in 1983 and serves as the title-holder with respect to the mortgages we originate.

     Harrington West Capital Trust was formed as a deconsolidated subsidiary of Harrington West Financial Group in 2003 and was created in conjunction with the capital trust offering.

Employees

     As of December 31, 2003, we had 173 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

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

     Activities Restriction Test. As a unitary savings and loan holding company, we are generally not subject to activity restrictions, provided Los Padres Bank satisfies the Qualified Thrift Lender (“QTL”), test or meets the definition of a domestic building and loan association pursuant to the Code. We presently intend to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. However, since we are grandfathered, our unitary holding company powers and authorities were not affected. Despite our grandfathered status, if we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company, and our activities, and any activities of our subsidiaries (other than Los Padres Bank or any savings association), would be restricted generally to activities permissible for financial holding companies and other activities permitted for multiple savings and loan holding companies under OTS regulations, unless such other associations each also qualify as a QTL or a domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if we were in the future to sell control of Los Padres Bank to any other company, such company would not succeed to our grandfathered status and would be subject to the same business activity restrictions.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2003,

SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2003 at approximately $0.004 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Proposed Legislation. From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation is currently pending in Congress that would:

•	merge the Bank Insurance Fund and the SAIF.

•	increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.

•	double deposit insurance coverage limits for individual retirement accounts.

•	replace the current fixed 1.25 designated reserve ratio with a reserve range of , giving the FDIC discretion in determining a level adequate within this range.

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

     Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2003, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

     The following table reflects as of December 31, 2003, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

	Tangible Capital(1)		Tier 1 Leverage Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Actual regulatory capital	$58,924	6.08%	$58,924	6.08%	$63,461	10.99%
Minimum regulatory capital	14,534	1.50	38,757	4.00	46,209	8.00

Excess regulatory capital	$44,390	4.58%	$20,167	2.08%	$17,252	2.99%

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $968.9 million as of December 31, 2003.

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

     At December 31, 2003, Los Padres Bank’s loans-to-one-borrower limit was $9.5 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, Los Padres Bank’s largest single lending relationship had an outstanding aggregate balance of $7.6 million, and consisted of four loans secured by commercial real estate, each of which was performing in accordance with its terms.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2003, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. We and HWM are considered to be affiliates of Los Padres Bank.

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

     Los Padres Bank’s required investment in FHLB stock, based on December 31, 2003, financial data, was $13.4 million. At December 31, 2003, Los Padres Bank had $13.4 million of FHLB stock.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, Los Padres Bank was in compliance with these requirements.

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

Recent Legislation

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     Sarbanes-Oxley Act. In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”) implementing legislative reforms intended to address corporate and accounting improprieties. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Regulation of Non-banking Affiliates

     Harrington Wealth Management Company is registered with the SEC as an investment advisor. Harrington Wealth Management Company is subject to various regulations and restrictions imposed by the SEC, as well as by various state authorities.

Item 2. Properties

Office Locations

     The following table sets forth certain information with respect to our offices at December 31, 2003.

			Total Deposits at
	Leased/Owned	Date Office	December 31, 2003
	and	Opened or Purchase	(Dollars in
Office Location	Lease Expiration Date	Date	thousands)
Solvang Branch and Administrative	Lease expires on	June 1983	$99,414
Offices	1/31/05 with two
610 Alamo Pintado Road	options for five
Solvang, CA 93463	years each
Loan Center 1992 Mission Drive	Lease expires on 1/31/05 with two	March 1998	—
Solvang, CA 93463	options for five
	years each
Pismo Branch 831 Oak Park Boulevard Pismo Beach, CA 93449	Lease expires on 2/9/08 with two options for five	May 1988	71,825
	years each
Atascadero Branch 7315 El Camino Real	Lease expires on 4/30/06 with two	May 1991	47,123
Atascadero, CA 93422	options for five
	years each
Santa Maria Branch 402 E. Main Street	Lease expires on 6/30/07 with three	July 1992	58,400
Santa Maria, CA 93454	options for five
	years each
Buellton Branch 234 E. Highway 246, Suite 109	Lease expires on 11/2/07 with one	December 1997	15,612
Buellton, CA 93427	option for five
	years
Goleta Branch 197 North Fairview	Lease expires on 10/31/05 with three	February 1999	73,043
Goleta, CA 93117	options for five
	years each
San Luis Branch 1322 Madonna Road	Lease expires on 12/31/05 with two	January 2001	25,816
San Luis Obispo, CA 93405	options for five
	years each
Nipomo Branch 542 W. Teft Road	Lease expires on 11/30/05 with three	July 2001	16,232
Nipomo, CA 93444	options for five
	years each

Total Deposits at
	Leased/Owned	Date Office	December 31, 2003
	and	Opened or Purchase	(Dollars in
Office Location	Lease Expiration Date	Date	thousands)
Storage Area	Month-to-month	June 1992	—
1120 Mission Drive	Lease with no
Solvang, CA 93463	expiration date
Human Resources, Compliance &
Training Room	Lease expires on	March 2000	—
Suite A-4 and A-5	1/31/05 with two
1984 Old Mission Drive	options for five
Solvang, CA 93463	years each
Loan Origination Center	Lease expires on	April 2002	—
Suite B-12	1/31/05 with two
1988 Old Mission Drive	options for five
Solvang, CA 93463	years each
Harrington Bank	Lease expires on	November 2001	75,835
6300 Nall Avenue	12/31/10 with four
Kansas City, KS 66208	options for five
years each
Harrington West Financial Group, Inc.
10801 Mastin Boulevard, Suite 740	Lease expires on	January 2002	—
Overland Park, KS 66210	3/31/04
Harrington Wealth Management
Company
10150 Lantern Road, Suite 150	Lease expires on	November 2001	—
Fishers, IN 46038	10/31/06
Scottsdale Branch	Lease expires on 9/30/12 with two	November 2002	48,773
10555 North 114th Street, Suite 100	options for five
Scottsdale, AZ 85295	years each
Los Padres Mortgage Company	Lease expires on	October 2002	—
6424 E. Greenway Parkway	4/30/10 with one
Scottsdale, A AZ 85295	five year option
Los Padres Mortgage Company	Lease expires on	October 2002	—
3939 E. Ray Road, Suite 100	9/14/07 with one
Phoenix, AZ 85044	five year option
Los Padres Mortgage Company
12211-12213 West Bell Road	Lease expires on	October 2002	—
Surprise, AZ 85374	4/30/07
Los Padres Mortgage Company
10720 W. Indian School Road, Ste. 45	Month to month	October 2002	—
Phoenix, AZ 85037	lease with no
expiration date

			Total Deposits at
	Leased/Owned	Date Office	December 31, 2003
	and	Opened or Purchase	(Dollars in
Office Location	Lease Expiration Date	Date	thousands)
Ojai Branch 110 South Ventura Street	Owned	November 1997	38,617
Ojai, CA 93023
Hanalei Bay Condo	Owned	July 1994	—
5380 Honiki Road
Princeville, Kauai
Metcalf Branch	Owned	December 2003	7
14300 Metcalf
Overland Park, KS 66223			$510,697

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Stock Information

     On November 12, 2002, the initial public offering of 1,120,000 shares of our common stock was completed, consisting of 973,615 shares sold by us and 146,385 shares sold by certain of our stockholders. As of March 10, 2004, we had 4,338,451 shares of common stock outstanding and approximately 141 stockholders of record which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the high and low stock prices of our common stock for each of the quarters of 2003 and the fourth quarter of 2002. Our common stock began trading on the Nasdaq National Market on November 6, 2002 under the stock symbol “HWFG.”

Quarter Ended	High	Low
December 31, 2002	$12.24	$10.75
March 31, 2003	11.99	11.27
June 30, 2003	12.98	11.70
September 30, 2003	16.15	12.24
December 2003	17.65	15.60

Dividends

     For the first and second quarter of 2002, we paid a quarterly dividend of $0.027. In the third quarter of 2002, we declared an increase in the quarterly dividend to $0.033 per share. In the first and second quarter of 2003, we declared a quarterly dividend of $0.04 per share. In the third quarter of 2003, we declared a dividend of $0.08 per share. In the fourth quarter of 2003, a quarterly dividend of $0.10 was declared.

     The dividend rate on our common stock and the continued payment of dividends is determined by our board of directors, which takes into account our consolidated earnings, financial condition, liquidity and capital requirements, applicable governmental regulations and policies, and other factors deemed relevant by our board of directors. More specifically, Delaware law provides that a corporation may make a dividend to its stockholders out of the corporation’s capital surplus or, in case there shall be no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The holders of our common stock are entitled to receive and share equally in such dividends as may be declared by our board of directors out of funds legally available therefor. Our ability to pay dividends may also be dependent on our ability to receive dividends from Los Padres Bank, which is subject to compliance with federal regulatory requirements. Additionally, under the terms of our revolving line of credit agreement with unaffiliated lenders, we cannot declare dividends in an amount exceeding the greater of $450,000 or 40% of our consolidated net income during any fiscal quarter or declare dividends at any time an event of default has occurred under the revolving line of credit.

Recent Sales of Unregistered Securities

     In September 2003, our special purpose business trust, Harrington West Capital Trust I, issued $15.5 million of trust preferred securities in a private placement offering for which Sandler O’Neill and Partners, L.P. acted as placement agent. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and Harrington West Capital Trust I relied on the exemption from the registration requirement set forth in Rule 144A of the Securities Act.

Item 6. Selected Financial Data.

(Dollars in Thousands, Except Share and Per Share Data)

     The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2003. Financial information at or for each of the five years ended December 31, 2003 is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Financial Condition Data:
Total assets	$974,799	$824,331	$670,323	$484,969	$495,191
Loans receivable, net	518,496	448,050	449,709	395,537	384,223
Securities available for sale	398,691	324,530	181,627	47,438	—
Securities held to maturity	222	2,368	2,617	2,687	741
Trading account assets	2,111	1,934	2,751	3,964	86,174
Deposits	570,697	525,271	520,858	355,705	379,839
Federal Home Loan Bank advances	262,500	235,000	96,403	91,000	71,000
Note payable	—	11,300	18,000	9,000	7,665
Securities sold under repurchase agreements	65,728	517	365	—	—
Other debt	15,464	—	—	—	—
Stockholders’ equity	48,076	42,472	30,144	25,557	23,736
Selected Income Statement Data:
Interest income	$46,434	$43,493	$41,168	$39,143	$36,941
Interest expense	20,308	21,921	25,817	27,245	24,546

Net interest income	26,126	21,572	15,351	11,898	12,395
Provision (credit) for loan losses	790	391	1	42	155

Net interest income after provision (credit) for loan losses	25,336	21,181	15,350	11,856	12,240
Other income:
Income (loss) from trading account assets	2,647	(31)	436	(2,754)	(555)
Gain on sale of deposits	—	—	—	3,923	—
Gain (loss) on sale of loans	—	—	69	(601)	—
(Loss) on extinguishment of debt	(1,610)	—	—	—	—
Other gain (loss)	30	(350)	(139)	—	—
Other income(1)	4,108	2,531	1,135	554	1,023
Other expenses:
Salaries and employee benefits	10,086	7,847	5,444	3,942	4,064
Premises and equipment	2,722	2,197	1,631	1,357	1,503
Other expenses(2)	5,041	4,713	3,242	3,097	3,002

Income before income taxes	12,662	8,574	6,534	4,582	4,139
Income taxes	5,249	3,529	2,732	2,001	1,779

Net income	$7,413	$5,045	$3,802	$2,581	$2,360

Common Stock Summary:
Diluted earnings per share	$1.63	$1.39	$1.12	$0.77	$0.71
Dividends per share	0.26	0.12	0.11	0.30	—
Stockholders’ equity per share	11.08	9.81	8.99	7.87	7.31
Diluted weighted average shares outstanding	4,545,835	3,641,684	3,396,885	3,331,857	3,313,938
Selected Operating Data(3):
Performance Ratios and Other Data:
Return on average assets	0.82%	0.68%	0.66%	0.53%	0.48%
Return on average equity	16.37	15.36	13.65	10.47	10.46
Equity to assets	4.93	5.15	4.50	5.27	4.79
Interest rate spread(4)	2.90	2.97	2.55	2.02	2.20
Net interest margin(4)	3.07	3.14	2.81	2.30	2.41
Average interest-earning assets to average interest-bearing liabilities	107.03	105.21	105.51	105.17	104.53
Total noninterest expenses to average total assets	2.04	1.97	1.79	1.54	1.58
Efficiency ratio(5)	60.61	63.17	63.12	67.66	64.61

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Asset Quality Ratios(6):
Non-performing assets and troubled debt restructurings to total assets	0.00	0.03	0.07	0.69	0.30
Non-performing loans and troubled debt restructurings to total loans	0.00	0.05	0.11	0.84	0.38
Allowance for loan losses to total loans	0.88	0.83	0.83	0.79	0.80
Allowance for loan losses to total non-performing loans and troubled debt restructurings	N/A	1,739.45	751.71	93.69	209.14
Net charge-offs to average loans outstanding	0.00	0.08	—	—	0.01
Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	10.20	11.14	10.76	10.55	9.48
Total risk-based capital ratio	10.99	11.97	11.72	11.56	10.38
Tier 1 leverage capital ratio	6.08	6.11	6.27	6.76	6.09

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees and other miscellaneous noninterest income.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous noninterest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios calculated subsequent to March 31, 1999 are based on average daily balances while all ratios calculated prior to March 31, 1999 are based on average month-end balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses as a percentage of the aggregate of net interest income after provision for loan losses and noninterest income, excluding gains on sales of securities, deposits and loans.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     We attempt to enhance our profitability with prudent levels of credit, interest rate and liquidity risk by managing our interest-earning assets and funding sources to generate favorable interest rate spreads. We invest in loans secured by single-family and multi-family residences and commercial properties, as well as commercial and industrial loans and consumer loans. We utilize excess capital balances through the management of an investment portfolio that is primarily comprised of short duration mortgage-backed securities and other investments. We also attempt to increase our retail banking fee income from deposit fees, loan origination fees and revenue from Harrington Wealth Management Company. Our funding strategy focuses on accessing cost-efficient funding sources, including retail deposits, FHLB advances, securities sold under agreements to repurchase, capital trust offering, and a revolving line of credit we have with two unaffiliated financial institutions. We seek to reduce our exposure to interest rate risk by hedging either internally through the use of longer term certificates of deposit, less interest rate sensitive transaction deposits and FHLB advances or externally through the use of interest rate contracts.

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

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, market quoted prices. We have not historically entered into derivative contracts which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2003, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

Results of Operations

     Summary of Earnings. We reported net income for the year ended December 31, 2003 of $7.4 million, compared to $5.0 million and $3.8 million for the years ended December 31, 2002 and 2001. Our net income improved by $2.4 million or 46.9% during 2003, as compared to 2002 and $1.2 million or 32.7% during 2002 as compared to 2001. On a diluted earnings per share basis, we earned $1.63, $1.39, and $1.12 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     The following table presents selected information on our core banking income over the periods presented as well as a reconciliation of our core banking income to income before income taxes (computed in accordance with generally accepted accounting principles):

	For the Year Ended
	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Net interest income after provision for loan losses	$25,336	$21,181	$15,350
Retail banking fees and other income	4,108	2,531	1,135

Total net revenue	29,444	23,712	16,485
Other expenses	17,849	14,757	10,317

Core banking income	11,595	8,955	6,168
Other noninterest income (1)	1,067	(381)	366

Income before income taxes	$12,662	$8,574	$6,534

Core banking income as a percent of income before income taxes	91.36%	100.36%	92.27%
Percent increase in core banking income	29.48%	45.19%	53.66%

(1)	Consists of income (loss) from trading assets, gain on sale of deposits, gain on sale of loans, other gains and (losses) and loss from extinguishment of debt.

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

     Net interest income increased by $4.2 million or 19.6% to $25.3 million during the year ended December 31, 2003, over 2002. The increase is partly due to a $164.3 million or 23.9% increase in the average balance of interest-earning assets, which was partly offset by a $142.4 million or 21.8% increase in the average balance of interest-bearing liabilities, for an increase in net interest-earning assets of $21.9 million or 64.4% from 2002. The interest rate margin decreased slightly by 7 basis points to 3.07% for 2003 from 3.14% for 2002, which reflects the growth in lower margin investment securities and the lag-time in the repricing of assets versus liabilities.

     Net interest income increased by $5.8 million or 38.0% to $21.2 million during the year ended December 31, 2002, as compared to the prior year, due to a $140.8 million or 25.8% increase in the average balance of interest-earning assets. For the year ended December 31, 2002, our interest rate spread increased by 42 basis points, primarily due to the increase in the average balance of interest-earning assets which is primarily attributable to the increase in commercial loans we hold in our portfolio which carry higher interest rates, and the decline in average rates paid on deposits.

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

	Year Ended December 31,
	2003			2002			2001
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$490,174	$33,147	6.76%	$430,087	$31,500	7.32%	$396,132	$31,914	8.06%
Securities and trading account assets(2)	331,437	12,517	3.78	233,053	11,336	4.86	127,841	8,411	6.58
FHLB stock	12,969	579	4.46	7,622	422	5.54	7,037	407	5.78
Cash and cash equivalents(3)	16,756	191	1.14	16,233	235	1.45	15,166	436	2.88

Total interest-earning assets	851,336	46,434	5.45	686,995	43,493	6.33	546,176	41,168	7.54

Noninterest-earning assets	22,263			19,201			13,054

Total assets	$873,599			$706,196			$559,230

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$128,478	1,392	1.08	$104,355	1,853	1.78	$45,234	978	2.11
Passbook accounts and certificates of deposit	385,314	8,985	2.33	390,034	12,178	3.12	354,873	18,204	5.13

Total deposits	513,792	10,377	2.02	494,389	14,031	2.84	400,107	19,182	4.79
FHLB advances(4)	233,320	8,496	3.64	140,561	7,198	5.12	107,233	5,942	5.54
Reverse repurchase agreements	35,468	932	2.63	1,017	12	1.22	108	1	1.24
Other borrowings(5)	12,856	503	3.91	17,019	680	3.99	10,189	692	6.79

Total interest-bearing liabilities	795,436	20,308	2.55	652,986	21,921	3.36	517,637	25,817	4.99

Noninterest-bearing deposits	21,551			14,235			7,882
Noninterest-bearing liabilities	11,338			2,666			5,929

Total liabilities	828,325			669,887			531,448
Stockholders’ equity	45,274			36,309			27,782

Total liabilities and stockholders’ equity	$873,599			$706,196			$559,230

Net interest-earning assets (liabilities)	$55,900			$34,009			$28,539

Net interest income/interest rate spread		$26,126	2.90		$21,572	2.97		$15,351	2.55

Net interest margin			3.07			3.14			2.81
Ratio of average interest-earnings assets to average interest-bearing liabilities			107.03			105.21			105.51

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(5)	Consists of a note payable under a revolving line of credit.

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

	Year Ended December 31, 2003				Year Ended December 31, 2002
	Compared to Year Ended December 31, 2002				Compared to Year Ended December 31, 2001
	Increase (decrease) due to				Increase (decrease) due to
				Total Net				Total Net
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	$(2,416)	$4,401	$(338)	$1,647	$(2,901)	$2,736	$(249)	$(414)
Securities and trading account assets(1)	(2,534)	4,786	(1,071)	1,181	(2,193)	6,923	(1,805)	2,925
FHLB stock	(82)	297	(58)	157	(17)	34	(1)	16
Cash and cash equivalents(2)	(50)	9	(3)	(44)	(217)	30	(15)	(202)

Total net change in income on interest-earning assets	(5,082)	9,493	(1,470)	2,941	(5,328)	9,723	(2,070)	2,325

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(722)	428	(167)	(461)	(174)	1,278	(228)	876
Passbook accounts and certificates of deposit	(3,083)	(147)	37	(3,193)	(7,124)	1,803	(706)	(6,027)

Total deposits	(3,805)	281	(130)	(3,654)	(7,298)	3,081	(934)	(5,151)
FHLB advances(3)	(2,080)	4,751	(1,373)	1,298	(451)	1,847	(140)	1,256
Reverse repurchase agreements.	14	421	485	920	—	11	—	11
Other borrowings(4)	(14)	(166)	3	(177)	(285)	464	(191)	(12)

Total net change in expense on interest-bearing liabilities	(5,885)	5,287	(1,015)	(1,613)	(8,034)	5,403	(1,265)	(3,896)

Change in net interest income	$803	$4,206	$(455)	$4,554	$2,706	$4,320	$(805)	$6,221

(1)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(4)	Consists of a note payable under a revolving line of credit and the capital trust offering.

     Interest Income. Total interest income increased by $2.9 million or 6.8% for 2003, over 2002, from $43.5 million to $46.4 million. The increase in the average balance of earning assets more than offset a decline in the average yield earned on our loan portfolio and securities portfolio (including trading account assets), which declined by 56 and 108 basis points, respectively, over the period, to 6.76% and 3.78%, respectively. The Federal Reserve Board maintained a low federal funds rate during 2003, and since a substantial portion of our earning assets reprice with the general level of interest rates, our average yield on earning assets declined.

     Total interest income increased by $2.3 million or 5.6% during the year ended December 31, 2002 over 2001, from $41.2 million to $43.5 million. The increase in average balance of earning assets more than offset a decline in the average yield earned on our loan portfolio and securities portfolio (including trading account assets), which declined by 74 and 172 basis points, respectively, over the period, to 7.32% and 4.86%, respectively. The Federal Reserve Board lowered the federal funds rate several times during 2002, and since a substantial portion of our earning assets reprice with the general level of interest rates, our average yield on earnings assets declined.

     Interest Expense. Total interest expense decreased by $1.6 million or 7.4% during the year ended December 31, 2003, over 2002, from $21.9 million to $20.3 million. During 2003, our average interest-bearing liabilities increased by $142.4 million or 21.8%, due primarily to the increase in borrowings to support our growth and the new office in Scottsdale, Arizona, which collected $31.3 million in deposits during 2003. Notwithstanding the increase in the average balance of liabilities, interest rate reductions during the year more than compensated for the increase in average balance, with the average yield on interest-bearing liabilities declining by 81 basis points over the year, from 3.36% to 2.55%. We funded our asset growth during the year by growth in deposits, primarily with transaction accounts, repurchase agreements and FHLB advances. Average interest-bearing deposits increased by $19.4 million or 3.9% in 2003. Average FHLB advances increased during the year by $92.8 million or 66.0%, while the average amount of other borrowings decreased by $4.2 million or 24.5%.

     Total interest expense decreased by $3.9 million or 15.1% during the year ended December 31, 2002, over 2001, from $25.8 million to $21.9 million. During 2002, our average interest-bearing liabilities increased by $135.4 million or 2.6%, due primarily to the increase in borrowings to fund investment portfolio growth. Notwithstanding the increase in the average balance of liabilities, interest rate reductions during the year more than compensated for the increase in average balance, with the average yield on interest-bearing liabilities declining by 163 basis points over the year, from 4.99% to 3.36%. We funded our asset growth during the year primarily by growth in deposits, primarily certificates of deposit, but also with transaction accounts. Average interest-bearing deposits increased by $94.3 million or 23.6% in 2002. Average FHLB advances increased during the year by $33.3 million of 31.1%, while the average amount drawn on our note payable increased by $6.8 million of 67.0% which includes $10.2 million of the proceeds from our initial public offering to temporarily pay down the balance of such borrowings.

     Provision for Loan Losses. We established provisions for loan losses of $790,000, $391,000, and $1,000 during the years ended December 31, 2003, 2002, and 2001, respectively. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. Our provision for 2003 was affected by higher levels of commercial real estate and commercial and industrial loans.

     Other Income. Total other income has fluctuated over the periods presented, due to our management of our securities portfolio, which is intended to enhance both net interest income as well as other income by capitalizing on changes in option-adjusted spreads.

     The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Income (loss) from trading account assets	$2,647	$(31)	$436
(Loss) on extinguishment of debt	(1,610)	—	—
Gain (loss) on sale of loans	—	—	69
Other gain (loss)	30	(350)	(139)
Banking fee income (1)	4,108	2,531	1,135

Total other income	$5,175	$2,150	$1,501

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, and other miscellaneous fees.

     Our management’s goal is to attempt to mitigate any change in the market value of our securities portfolio by the change in the market value of the interest rate contracts utilized by us to hedge our interest rate exposure.

     For the year ended December 31, 2003 total other income amounted to $5.2 million, an increase of $3.0 million or 140.7% over the prior year. The increase in other income was due primarily to the increase in banking fee income related to wholesale loan brokerage fees of $2.0 million and prepayment penalties on commercial and multi-family loans of $591,000. Prepayment penalties and refinancings were higher than normal due to the low interest rate environment increasing activity in 2003. Wholesale brokerage fees increased over 2002 by $863,000 or 77.6% and prepayment penalties increased by $333,183 or 129.2% for 2003 over 2002. The $2.6 million of trading asset gains in 2003 were due to gains on the CMBS total return swaps and fixed-rate mortgage securities, which was partially offset by losses of $1.6 million related to early extinguishment of long-term, high-interest FHLB debt with a similar duration of the securities sold.

     For the year ended December 31, 2002 Total other income amounted to $2.2 million, an increase of $649,000 or 43.2% during the year ended December 31, 2002 over the prior year. The increase was due primarily to a $1.2 million or 119.0% increase in miscellaneous other income, primarily attributable to fees generated from our core banking operations. The increase in miscellaneous other income was partially offset by a decrease in income from trading account assets, which declined from $436,000 for the year ended December 31, 2001 to a $31,000 loss for the year ended December 31, 2002 due primarily to the changes in spreads on the trading account investments and total return swaps.

     Other Expenses. The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Salaries and employee benefits	$10,086	$7,847	$5,444
Premises and equipment	2,722	2,197	1,631
Insurance premiums	520	255	250
Marketing	320	260	184
Computer services	640	542	458
Consulting fees	1,011	733	523
Office expenses and supplies	762	694	427
Other (1)	1,788	2,229	1,400

Total other expenses.	$17,849	$14,757	$10,317

(1)	Consists primarily of professional fees, and other miscellaneous expenses.

     Total other expenses increased by $3.1 million or 21.0% during the year ended December 31, 2003 over the prior year ended December 31, 2002, and increased by $4.4 million or 43.0% during the year ended December 31, 2002 over 2001. Increased expenses during the periods presented reflect our growth during the periods, as evidenced in the discussion of the major components of other expenses discussed below.

     The principal category of our other expenses is salaries and employee benefits, which increased by $2.2 million or 28.5% during the year ended December 31, 2003, as compared to the prior year. Salaries and employee benefits increased by $2.4 million or 44.1% during 2002. The increases during the year period ended December 31, 2003 and 2002 over the prior years were primarily due to the hiring of additional employees in connection with the opening of new branch offices in Scottsdale, Arizona in the beginning of 2003 and the Metcalf location in the later part of 2003, together with our general growth in operations also, commission expense to loan officers increased by $746,000 or 66.2% in 2003 over 2002 due to the strong loan origination volumes in 2003.

     Premises and equipment expenses increased by $525,000 or 23.9% during the year ended December 31, 2003, as compared to the prior year, and increased by $566,000 or 34.7% during 2002. The increase in premises and equipment expense during the year ended December 31, 2002 and 2001 over the prior years was primarily due to the branch openings and general growth in operations.

     We have contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain of our directors are also principals of Smith Breeden. The consulting fees paid by us to Smith Breeden during the years ended December 31, 2003, 2002 and 2001, amounted to $365,000, $325,000 and $295,000.

     The increases in miscellaneous other expenses since 2001 reflect our growth over the periods as well as expenses associated with our public company status and new corporate governance regulations.

     Income Taxes. We incurred income tax expense of $5.3 million, $3.5 million and $2.7 million during the years ended December 31, 2003, 2002 and 2001. The amount of our income tax expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rate amounted to 41.5%, 41.4% and 41.8%, the years ended December 31, 2003, 2002 and 2001.

Changes in Financial Condition

     General. At December 31, 2003, our total assets amounted to $974.8 million, compared with $824.3 million at December 31, 2002. The increase in total assets was primarily attributable to an increase in loans receivable and securities classified as available for sale. At December 31, 2002, our total liabilities amounted to $926.7 million, compared to $781.9 million at December 31, 2002.

     Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $22.9 million at December 31, 2003, and $19.2 million at December 31, 2002. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “-Liquidity and Capital Resources.”

     Securities. In order to limit our credit risk exposure and to earn an incremental income, we maintain a significant portion of our assets in various types of securities, consisting primarily of investment grade mortgage-backed securities and CMOs, and REMICs, which we collectively refer to as “mortgage-backed and related securities.” Our securities portfolio also includes, to a lesser extent, U.S. Government securities. At December 31, 2003, our securities portfolio, which is comprised of securities classified as available for sale and held to maturity, amounted to $398.9 million or 40.9% of our total assets. Mortgage-backed and related securities, which are the principal components of our securities portfolio, often carry lower yields than traditional mortgage loans. These types of securities, however, generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations we incur.

     Securities classified as available for sale, which consist of mortgage-backed and related securities, amounted to $398.9 million at December 31, 2003 and $324.5 million at December 31, 2002. The $74.2 million or 22.9% increase during the year ended December 31, 2003 was primarily due to favorable market opportunities for these securities. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government and agency securities, remained relatively stable at the end of the periods presented, amounting to $222,000 at December 31, 2003 and $2.4 million at December 31, 2002. The decrease of $2.2 million was due primarily to the maturity of a government security during 2003.

     Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. Trading account assets amounted to $2.1 million at December 31, 2003 and $1.9 million at December 31, 2002. At December 31, 2003, of the $2.1 million of trading account assets, $1.5 million consisted of mortgage-backed securities, $450,000 consisted of equity securities and $166,000 of unrealized gains associated with the $100.0 million notional amount of CMBS total return swaps. At December 31, 2002, of the $1.9 million of trading account assets, $1.8 million consisted of mortgage-backed and related securities, and $126,000 consisted of equity securities. The decrease in trading account assets since December 2001 reflects management’s decision to reduce its trading portfolio and to hold substantially all of its securities in its available for sale portfolio, reflecting management’s general intention of focusing on interest income from its securities portfolio as opposed to the generation of short-term gains on sale. This decision is evidenced by the decline in our securities trading since December 2001.

     Loans Receivable. At December 31, 2003, loans receivable, net of our allowance for loan losses, amounted to $518.5 million or 53.2% of total assets, as compared to $448.1 million or 54.3% of total assets at December 31, 2002. The $70.5 million or 15.7% increase in the loan portfolio during 2003, and the related loan mix change to higher spread earning loans was due to our emphasis on commercial real estate, commercial and industrial, and multifamily mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income.

     Allowance for Loan Losses. At December 31, 2003, our allowance for loan losses totaled $4.6 million, compared to $3.8 million at December 31, 2002. At December 31, 2003, our allowance for loan losses represented approximately 0.88% of the total loan portfolio as compared to 0.83% at December 31, 2002. The increase in our allowance for loan losses during the periods reflects the growing percentage of commercial loans that we hold in our portfolio which entail a higher degree of risk. The allowance for loan losses is established through provisions based on our management’s evaluation of the risks inherent in our loan portfolio and the real estate economies in the markets in which we operate.

     Prepaid expenses and other assets. At December 31, 2003, prepaid expenses and other assets amounted to $1.9 million, as compared to $1.8 million as of December 31, 2002. The increase in prepaid expenses and other assets since December 31, 2002 reflected the increase in accounts receivable due to principal and interest payments due on mortgage-backed securities.

     Deposits. At December 31, 2003, deposits totaled $570.7 million, as compared to $525.3 million as of December 31, 2002. The $45.4 million or 8.7% increase in total deposits during the year ended December 31, 2003 relative to our 18.3% increase in total assets was due to management’s strategy to reduce our deposit pricing and allow the resulting reductions in higher cost deposits to be replaced with FHLB advances. We attempt to manage our overall funding costs by evaluating all potential sources of funds, including retail deposits and short and long-term borrowings, and identifying which particular source will result in an all-in cost to us that meets our funding benchmark. At the same time, Los Padres Bank has attempted to price the deposits offered through its branch system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. In addition to providing a cost-efficient funding source, these retail deposits provide a source of fee income and the ability to cross-sell other products or services.

     Borrowings. Advances from the FHLB of San Francisco amounted to $262.5 million at December 31, 2003 and $235.0 million at December 31, 2002. The increase in FHLB advances since 2002 was due to our increased utilization of such borrowings to fund our growth in loans and securities. At December 31, 2003, our FHLB advances had a weighted average interest rate of 1.49%, as compared to 2.73% at December 31, 2002. Our outstanding FHLB advances have maturities ranging from 2004 to 2010.

     We have a loan facility from two banks consisting of a revolving line of credit. On October 30, 2003, we entered into an amendment of this facility, the primary purpose of which was to release the stock of the Bank from security on the note and to modify covenants after completing the capital trust offering of $15.5 million on September 25, 2003. Our maximum borrowing capacity decreased from $25.0 million at the time of the amendment to $15.0 million. We are currently permitted to borrow up to $15.0 million under the line of credit through September 30, 2007. Our note payable amounted to $0.0 million at December 31, 2003 and $11.3 million at December 31, 2002. The decline in the balance of the note payable reflects the utilization of a portion of the net proceeds from the capital trust offering. We anticipate that we will increase our utilization of the note payable as growth opportunities develop. Proceeds from the note payable have been contributed to Los Padres Bank in order to increase Los Padres Bank’s capital and working capital, thereby permitting us to increase Los Padres Bank’s originations of loans and purchases of mortgage-backed and related securities. The loan facility is no longer secured by Los Padres Bank’s common stock. Our amendment to the loan facility also increased our dividend capacity and relaxed the terms of certain restrictive debt covenants that apply to us pursuant to this loan facility.

     Trust preferred securities amounted to $15.5 million at December 31, 2003 and no trust preferred securities were outstanding at December 31, 2002. In September 2003, our newly created special purpose business trust, Harrington West Capital Trust I, issued $15.5 million of trust preferred securities. The trust preferred securities bear an interest rate of three month LIBOR plus 2.85%, will mature on October 8, 2033 and have a five-year call feature. A portion of the proceeds from the offering were used to pay down our outstanding line of credit.

     Stockholders’ Equity. Our stockholders’ equity amounted to $48.1 million at December 31, 2003, an increase of $5.6 million from December 31, 2002. Net income earned during 2003 largely contributed to the increase in stockholder’s equity. Moreover, our stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts, dividends paid on our common stock and the exercise of stock options.

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

     Our asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The board of director’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president, chief financial officer, director of financial reporting and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.

     Smith Breeden provides consulting services to us regarding, among other things, the selection of our investments and borrowings, the pricing of loans and deposits, and the use of various interest rate contracts to reduce interest rate risk. Smith Breeden is a consulting firm which renders investment advice and asset and liability management service to financial institutions, corporate and government agencies nationally. Two of our directors are minority stockholders in and one is an officer of Smith Breeden.

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

     At December 31, 2003, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $137.0 million and maturities from February 2004 to December 2013. With respect to these agreements, we make fixed-rate payments ranging from 2.7% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.

     The (expense) income relating to these swaps was $(3.7) million, ($2.0) million, and $528,000 during the years ended December 31, 2003, 2002 and 2001, respectively. This income (expense) is netted against interest expense on FHLB advances in our consolidated statements of earnings. The approximate net market value of these interest rate swaps was $(5.9) million and $(6.8) million as of December 31, 2003 and 2002, respectively. Effective as of January 1, 2001, these gains and losses are reflected as a separate component in stockholders’ equity. Prior to such date, these gains and losses were not reflected on our statement of financial condition.

     At December 31, 2003, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

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

     At December 31, 2003, we did not have any interest rate caps or floors which qualify for hedge accounting pursuant to SFAS No. 133. Such caps are sometimes used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated liabilities, which include short-term deposits, securities sold under agreements to repurchase and FHLB advances. The aggregate net interest expense (income) related to such interest rate caps and floors was $(20,000) for the year ended December 31, 2001.

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

     If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2003, we did not have any futures contracts. We had total gains (losses) on our futures contracts of $(97,000) and $(291,000) for the years ended December 31, 2002 and 2001, respectively.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, we utilize various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans. At December 31, 2003, these prepayment assumptions varied from 7 % to 38% for fixed-rate mortgages and mortgage-backed securities and varied from 7% to 36% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at December 31, 2003, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$37,758	$27,465	$14,922	—	$(17,010)	$(36,120)	$(56,845)
Market value gain (loss) of liabilities	(19,616)	(14,460)	(8,040)	—	8,236	16,691	25,357

Market value gain (loss) of net assets before interest rate contracts	18,142	13,005	6,882		(8,774)	(19,429)	(31,488)
Market value gain (loss) of interest rate contracts	(18,848)	(12,392)	(5,927)	—	5,579	10,829	15,777

Total change in MVPE(2)	$(706)	$613	$955	—	$(3,195)	$(8,600)	$(15,711)

Change in MVPE as a percent of:
MVPE(2)	(0.90)%	(0.78)%	(1.22)%	—	(4.09)%	(11.00)%	(20.10)%
Total assets of Los Padres Bank	(0.07)%	(0.06)%	(0.10)%	—	(0.33)%	(0.88)%	(1.61)%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $74.3 million at December 31, 2003.

     The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments, as an impact on recorded yields.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 36.1% at December 31, 2003. At December 31, 2003, Los Padres Bank’s “liquid” assets totaled approximately $174.6 million.

     Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility which we maintain with two banks. At December 31, 2003, we had $262.5 million in FHLB advances and we had $78.1 million of additional borrowing capacity with the FHLB of San Francisco. At December 31, 2003, our note payable under our revolving line of credit amounted to $0.0 million and we had $15.0 million of additional borrowing capacity under this loan facility. On October 30, 2003, we entered into an amendment to our credit agreement which increased our dividend paying capacity and relaxed certain restrictive covenants applicable to us, which, among other things, requires us to comply with specified financial ratios and tests, including a minimum ratio of non-performing assets to total stockholders’ equity plus loan loss reserves, minimum regulatory capital requirements that are consistent with current requirements for being classified as “well capitalized,” a minimum loan to value ratio and a minimum core profitability requirement. The covenant that restricts our ability to invest in mortgage derivative securities has been revised to allow us to maintain a larger balance as of the last day of the month. The covenant that restricts payment of cash dividends has been revised to provide us with greater flexibility to pay dividends, in an aggregate amount not to exceed the greater of (a) $450,000 during any fiscal quarter, or (b) up to a maximum of 40% of consolidated net income for the quarter. The minimum core profitability requirements have been made slightly more restrictive, and the covenant which addresses Los Padres Bank’s non-performing assets is new. Management believes that as of December 31, 2003, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit our operations.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2003, the total approved loan commitments outstanding amounted to $34.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2003 totaled $345.8 million and borrowings that are scheduled to mature within the same period amounted to $242.5 million. We believe that we have adequate resources to fund all of our commitments and that we could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. At December 31, 2003, Los Padres Bank was permitted to pay up to $3 million of dividends to us. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the OTS, during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

     The following table reflects as of December 31, 2003, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

			Tier 1 Leverage
	Tangible Capital(1)		Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Actual regulatory capital	$58,924	6.08%	$58,924	6.08%	$63,461	10.99%
Minimum regulatory capital	14,534	1.50	38,757	4.00	46,209	8.00

Excess regulatory capital	$44,390	4.58%	$20,167	2.08%	$17,252	2.99%

(1)	The tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which are $968.9 million as of December 31, 2003.

Contractual Obligations and Commercial Commitments

     The following tables present our contractual obligations and commercial commitments as of December 31, 2003.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$394,468	$345,747	$40,953	$7,482	$286
FHLB advances	262,500	242,500	—	—	20,000
Leases	21,327	1,265	2,515	2,447	15,100
Reverse repurchase agreements	65,728	728	20,000	30,000	15,000
Other debt	15,464	—	—	—	15,464

Total contractual obligations	$759,487	$590,240	$63,467	$39,929	$65,849

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Four to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$27,635	$16,430	$5,964	$1,303	$3,938
Consumer lines of credit(1)	22,568	1,203	00	00	21,365
Undisbursed portion of loans in process	17,050	14,161	2,662	—	227
Letters of credit	861	761	—	—	100

Total commitments	$68,114	$32,555	$8,626	$1,303	$25,630

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Off-Balance Sheet Arrangements

     As discussed in the Asset and Liability Management section above, we utilize external hedging transactions to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible with the use of external hedging. External hedging generally involves the use of interest rate swaps, caps, floors, options and futures, which are off-balance sheet arrangements. We use interest rate swap instruments to effectuate our external hedging strategy. At December 31, 2003, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $137.0 million and maturities from February 2004 to December 2013. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities, which would effectively be hedged by that interest rate contract. Our interest rate swap instruments require that we make fixed-rate payments ranging from 2.7% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.

     At December 31, 2003, the interest rate swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges.

			Weighted-Average
	Contract or		Interest Rate
	Notional	Estimated
	Amount	Fair Value	Receivable	Payable
December 31, 2003 -
Interest rate swaps - pay fixed receive 3-month LIBOR	$137,000	$(5,904)	1.17%	4.40%
December 31, 2002 -
Interest rate swaps - pay fixed receive 3-month LIBOR	$109,000	$(6,813)	1.47%	4.42%

     The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2003:

Maturities	2004	2005	2006	2007	2008	Thereafter
Interest rate swaps:
Notional amount	$5,000	—	$23,000	$52,000	$4,000	$53,000
Weighted-average payable rate	5.27%	—	2.92%	3.80%	3.78%	5.59%
Weighted-average receivable rate	1.16%	—	1.16%	1.17%	1.17%	1.18%

     At December 31, 2003, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

     The following table sets forth the interest rate swaps held to enhance our returns.

		Estimated		Weighted Average
	Contract or Notional	Fair Value		Interest Rate
	Amount	Asset	Liability	Payable	Receivable
2003
Total return swaps - receive total return CMBS investment grade total return, pay LIBOR	$100,000	$166	$0	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index
2002
Total return swaps - receive total return CMBS investment grade total return, pay LIBOR	$60,000	$0	$17	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index
Total return swaps — receive total return GN MBS adjustable rate, pay LIBOR	14,455	0	0	1.84%	5.72%

     The Interest Rate Agreements used have an active secondary market and are included in trading account assets at fair value. The realized and unrealized gains and losses on these instruments are recognized immediately in other income.

     Los Padres Bank’s exposure to credit risk from derivative financial instruments is represented by the fair value of the instruments. Credit risk amounts represent the replacement cost Los Padres Bank could incur should counterparties with contracts in a gain position completely fail to perform under the terms of those contracts. Counterparties are subject to the credit approval and credit monitoring policies and procedures of Los Padres Bank. Los Padres Bank limits its credit exposure by entering into International Swap Dealer Association (“ISDA”) Master Agreements with each counterparty. ISDA Master Agreements set the legal framework for transactions with counterparties in over the counter derivative markets. Los Padres Bank only deals with counterparties that are investment grade.

     Los Padres Bank has unfunded loan commitments and letters of credit which are also considered off-balance sheet arrangements. A summary of these commitments is presented in the Contractual Obligations and Commercial Commitments section above.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the enterprise holds a variable interest it acquired before February 1, 2003, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. As of June 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling interests Under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company believes that it has properly classified and measured in its balance sheet and disclosed in its financial statements instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. In addition to numerous FASB staff positions written to clarify and improve the application of FIN46, the FASB announced deferral of certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003),

Consolidation of Variable Interest Entities (“FIN 46R”). The Company adopted FIN46R to its interests in special purpose entities (“SPEs”) as of December 31, 2003. Adoption of this new method of accounting for SPEs did not and is not expected to have a material impact on the Company’s consolidated results of operation and financial position.

     As of June 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests Under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company believes that it has properly classified and measured in its balance sheet and disclosed in its financial statements instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

HARRINGTON WEST FINANCIAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

Page
INDEPENDENT AUDITORS’ REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition - December 31, 2003 and 2002	2
Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001	3
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	4-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	6-7
Notes to Consolidated Financial Statements	8-46

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Harrington West Financial Group, Inc.
Solvang, California:

     We have audited the accompanying consolidated statements of financial condition of Harrington West Financial Group, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

     Los Angeles, California

     March 9, 2004

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$22,856	$19,212
Trading account assets	2,111	1,934
Securities available for sale	398,691	324,530
Securities held to maturity	222	2,368
Loans receivable, net	518,496	448,050
Accrued interest receivable	2,928	3,526
Premises and equipment, net	6,454	4,469
Prepaid expenses and other assets	1,867	1,761
Investment in FHLB stock, at cost	13,425	11,750
Income taxes receivable	—	252
Deferred tax asset	2,651	1,187
Goodwill	3,981	3,981
Core deposit intangible, net	1,117	1,311

TOTAL	$974,799	$824,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Interest bearing	$541,533	$505,165
Noninterest bearing	29,164	20,106

Total deposits	570,697	525,271
FHLB advances	262,500	235,000
Securities sold under repurchase agreements	65,728	517
Other Debt	15,464	—
Note payable	—	11,300
Accounts payable and accrued expenses	11,623	9,771
Income taxes payable	711	—

Total liabilities	926,723	781,859

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized; 4,338,451 shares issued and outstanding as of December 31, 2003 and 4,327,951 as of December 31, 2002	43	43
Additional paid-in capital	30,710	30,641
Retained earnings	20,082	13,795
Accumulated other comprehensive income, net of tax of $(2,024) and $(1,181) at December 31, 2003 and 2002, respectively	(2,759)	(2,007)

Total stockholders’ equity	48,076	42,472

TOTAL	$974,799	$824,331

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31,
	2003	2002	2001
INTEREST INCOME:
Interest on loans	$33,147	$31,500	$31,914
Interest and dividends on securities	13,287	11,993	9,254

Total interest income	46,434	43,493	41,168

INTEREST EXPENSE:
Interest on deposits	10,377	14,031	19,183
Interest on FHLB advances and other borrowings	9,931	7,890	6,634

Total interest expense	20,308	21,921	25,817

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,126	21,572	15,351
PROVISION FOR LOAN LOSSES	790	391	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,336	21,181	15,350

OTHER INCOME (LOSS):
(Loss) income from trading assets	2,647	(31)	436
Loss on extinguishment of debt	(1,610)	—	—
Gain (loss) on sale of loans	—	—	69
Other gain (loss)	30	(350)	(139)
Banking fee income	4,108	2,531	1,135

Total other income	5,175	2,150	1,501

OTHER EXPENSES:
Salaries and employee benefits	10,086	7,847	5,444
Premises and equipment	2,722	2,197	1,631
Insurance premiums	520	255	250
Marketing	320	260	184
Computer services	640	542	458
Consulting fees	1,011	733	523
Office expenses and supplies	762	694	427
Other	1,788	2,229	1,400

Total other expenses	17,849	14,757	10,317

INCOME BEFORE INCOME TAXES	12,662	8,574	6,534
INCOME TAXES	5,249	3,529	2,732

NET INCOME	$7,413	$5,045	$3,802

BASIC EARNINGS PER SHARE	$1.71	$1.44	$1.14

DILUTED EARNINGS PER SHARE	$1.63	$1.39	$1.12

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	4,330,840	3,503,713	3,321,189

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	4,545,835	3,641,684	3,396,885

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated
	Common Stock		Additional Paid-In	Retained	Comprehensive	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity
BALANCE, DECEMBER 31, 2000	3,246,789	33	19,573	5,726		225	25,557
Comprehensive income
Net income				3,802	$3,802		3,802
Other comprehensive income, net of tax
Unrealized gains on securities					912	912	912
Effective portion of change in fair value of cash flow hedges					(507)	(507)	(507)

Total comprehensive income					$4,207

Dividends on common stock				(353)			(353)
Stock options	107,547	1	732				733

BALANCE, DECEMBER 31, 2001	3,354,336	34	20,305	9,175		630	30,144
Comprehensive income
Net income				5,045	5,045		5,045
Other comprehensive income, net of tax
Unrealized gains on securities					671	671	671
Effective portion of change in fair value of cash flow hedges					(3,308)	(3,308)	(3,308)

Total comprehensive income					$2,408

Initial public offering	973,615	9	10,212				10,221
Stock Options			124				124
Dividends on common stock				(425)			(425)

BALANCE, DECEMBER 31, 2002	4,327,951	$43	$30,641	$13,795		$(2,007)	$42,472
Comprehensive income
Net income				7,413	7,413		7,413
Other comprehensive income, net of tax
Unrealized gains on securities					(1,245)	(1,245)	(1,245)
Effective portion of change in fair value of cash flow hedges					493	493	493

Total comprehensive income					$6,661

Dividends on common stock				(1,126)			(1,126)
Stock Options	10,500	—	69				69

BALANCE, DECEMBER 31, 2003	4,338,451	$43	$30,710	$20,082		$(2,759)	$48,076

(Continued)

See notes to financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of $(1,500), $529 and $715 for 2003, 2002 and 2001, respectively	$(2,115)	$756	$988
Less: Reclassification adjustment for gains included in net income, net of tax expense of $617, $60 and $55 for 2003, 2002 and 2001, respectively	870	(85)	(76)

Net unrealized (loss) gain on securities, net of tax (benefit) expense of $(883), $469 and $660 for 2003, 2002 and 2001, respectively	$(1,245)	$671	$912

Cumulative effect of accounting change (SFAS No. 133), net of tax expense of $136 for 2001			$188
Unrealized net gains on cash flow hedges, net of tax expense (benefit) of $380 for 2003 and $(2,399) for 2002	535	(3,313)	(690)
Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax benefit of $30 for 2003, $4 for 2002 and $(4) for 2001	(42)	5	(5)

Net unrealized loss on cash flow hedges	$493	$(3,308)	$(507)

See notes to consolidated financial statements.	(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,413	$5,045	$3,802
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(2,006)	(680)	(969)
Depreciation and amortization	1,076	918	771
Amortization of premiums and discounts	4,198	4,594	2,399
Provision for loan losses	790	391	1
Activity in securities held for trading	(180)	803	1,196
Loss on sale of real estate acquired through foreclosure	—	8	—
Gain on sale of investment securities	(1,487)	(145)	(131)
Loss on sale of real estate	—	—	139
Stock-based compensation	—	124	106
(Gain) on sale of loans	—	—	(69)
FHLB stock dividend	(573)	(386)	(408)
Increase (decrease) in accrued interest receivable	598	41	(533)
Decrease (increase) in income taxes (payable) receivable	963	(591)	(10)
Deferred income taxes	(1,464)	111	(375)
(Increase) decrease in prepaid expenses	(106)	176	(66)
Increase in accounts payable	2,791	507	772

Net cash provided by operating activities	12,013	10,916	6,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(375)
Net (increase) decrease in loans receivable	(69,688)	520	(9,403)
Proceeds from sale of loans	—	—	27,471
Proceeds from matured and called securities held to maturity	2,000	—	2,000
Proceeds from sales of securities available for sale	34,033	2,378	12,975
Purchase of securities held to maturity	—	—	(2,055)
Purchases of securities available for sale	(255,527)	(267,251)	(189,437)
Principal paydowns on securities available for sale	143,083	118,496	48,866
Principal paydowns on securities held to maturity	133	228	105
Proceeds from sale of real estate acquired through foreclosure	—	665	—
Purchase of premises and equipment	(2,867)	(1,505)	(988)
Purchase of FHLB stock	(1,102)	(3,530)	(1,551)

Net cash used in investing activities	(149,935)	(149,999)	(112,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	45,745	5,343	88,528
Increase in securities sold under agreements to repurchase	65,211	152	365
Increase in FHLB advances	27,500	138,597	5,403
(Repayments) advances on note payable	(11,300)	(6,700)	9,000
Increase in other debt	15,464	—	—
Exercise of stock options on common stock	69	—	627
Proceeds from initial public offering	—	10,221	—
Dividends paid on common stock	(1,127)	(425)	(353)

Net cash provided by (used in) financing activities	141,566	147,188	103,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,644	8,105	(2,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,212	11,107	13,304

CASH AND CASH EQUIVALENTS, END OF YEAR	$22,856	$19,212	$11,107

(Continued)

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for:
Interest	$16,443	$21,155	$25,737
Income taxes	$5,234	$3,996	$3,052
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Net unrealized gain on available for sale securities	$1,245	$671	$912

See notes to consolidated financial statements	(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company - Harrington West Financial Group, Inc. (the “Company”) is a savings and loan holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), a federally chartered savings bank which operates 12 branches serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, two banking facilities are located in Kansas, and operated as a division under the Harrington Bank brand, and one banking facility is located in Scottsdale, Arizona.

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

On November 12, 2002, the Company completed its initial public offering. An aggregate of 1,120,000 shares of common stock were sold to the public at $12.00 per share, comprised of 973,015 shares sold by the company and 146,385 shares sold by certain stockholders. In connection with the initial public offering, the Company raised approximately $10.2 million.

Basis of Presentation - The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries since their acquisition dates. All significant inter-company accounts and transactions have been eliminated.

On February 1, 1999, the Bank purchased a 49% interest in Harrington Wealth Management Company (“HWMC”). HWMC offers trust and investment management services to the customers of the Bank. On October 31, 2001, the Bank purchased the remaining 51% interest in HWMC. Prior to October 31, 2001, this investment was accounted for using the equity method. Beginning in November 2001, HWMC became a wholly owned subsidiary of the Bank and is consolidated into the Bank.

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

Loans Receivable - Loans receivable are carried at the principal amount outstanding, net of deferred loan fees, costs, premiums and allowance for loan losses.

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

Management believes the level of the allowance as of December 31, 2003 is adequate to absorb losses inherent in the loan portfolio.

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $8,675 and $25,483 at December 31, 2003 and 2002, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2003 and 2002, was $44 and $145, respectively. The fair values of these rights were $44 and $145, respectively. The fair value of servicing rights was determined using discount rates ranging from 15% to 17% and prepayment speeds ranging from 5% to 15%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances for the years ended December 31:

	2003	2002
Beginning balance of capitalized mortgage servicing rights	$369	$436
Mortgage servicing rights capitalized	—	—
Mortgage servicing rights amortized	(63)	(67)

Ending balance of capitalized mortgage servicing rights	$306	$369

Valuation allowances:
Balance, beginning of year	$224	$56
Additions	38	168

Balance, end of year	$262	$224

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

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The depreciable lives range from 3 to 20 years for leasehold improvements, 5 to 20 years for furniture, fixtures and equipment and 30 years for the office building.

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

Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. The intangible asset represents the fair market value of acquiring the long-term depositor relationship. Core deposit intangibles have a finite useful life and it is the Company’s policy to amortize the intangible on a straight-line basis over the estimated useful life of the deposit base acquired, currently 10 years. At December 31, 2003 and 2002, the gross balance of core deposit intangibles was $1,937, and the accumulated amortization was $820 and $626, respectively. The amortization expense was $194 for each of the years ended December 31, 2003 and 2002, respectively.

Goodwill – Goodwill is no longer amortized in accordance with SFAS No. 142 but, instead is tested for impairment at least annually. A goodwill impairment test was completed on September 30, 2003. No impairment loss was recorded by the Company.

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

To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. During the next twelve months, the Company expects to expense ($2,121), net of tax, from the amount recorded in the separate component of stockholders’ equity.

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

Recent Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Bank for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement shall be effective for financial statements for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51,

"Consolidated Financial Statements,” relating to consolidation of certain entities. In addition to numerous FASB staff positions written to clarify and improve the application of FIN46, the FASB announced deferral of certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). The Company adopted FIN46R for its interests in special purpose entities (“SPEs”) as of December 31, 2003. Adoption of this new method of accounting for SPEs did not and is not expected to have a material impact on the Company’s consolidated results of operation and financial position. As of June 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests Under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company believes that it has properly classified and measured in its balance sheet and disclosed in its financial statements instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

Reclassifications - Certain reclassifications have been made to the prior financial statements to conform to the current year presentation.

Stock Split - The accompanying consolidated financial statements reflect a 3-for-1 split of the Company’s common stock, distributed in the form of a stock dividend on September 25, 2002 to shareholders of record on September 11, 2002. All share and per share information herein has been retroactively restated to reflect this split. The accompanying consolidated financial statements also reflect an increase in its authorized capital shares from 3,000,000 to 10,000,000, which occurred contemporaneously with the stock split. Of the 10,000,000 shares authorized, 1,000,000 shares is reserved for preferred stock.

The company announced in an 8-K filing on February 11, 2004 that it has declared a 6 for 5 stock split in the form of a stock dividend payable on March 11, 2004 to holders of record on February 25, 2004. Fractional shares distributed in connection with this stock dividend will be paid in cash based on the closing market price on the record date. The stock split in the form of a stock dividend is not reflected in accompanied consolidated financial statements.

2.	LOANS RECEIVABLE

The Bank’s loan portfolio as of December 31 is summarized as follows:

	2003	2002
Real estate loans:
Residential property - one to four units	$93,725	$116,714
Residential property - more than four units	82,090	71,856
Residential property - construction	14,376	14,697
Nonresidential property - construction	16,459	4,969
Commercial and other income - producing properties	234,606	183,264
Loans for the acquisition and development of land	8,312	14,948

Total real estate loans	449,568	406,448
Commercial and industrial loans	56,942	27,676
Consumer loans	16,613	17,565
Loans collateralized by deposit accounts	895	372
Consumer line-of-credit loans	140	131

	524,158	452,192
Net deferred loan fees	(1,394)	(1,332)
Net premiums	319	987
Allowance for loan losses	(4,587)	(3,797)

Loans receivable, net	$518,496	$448,050

The Bank’s lending is concentrated in California’s Central Coast, Kansas City and the Scottsdale, Arizona metropolitan area. A deterioration in the economic conditions of these markets could adversely affect our business, financial condition and profitability. Such a deterioration could give rise to increased loan delinquencies, increased problem asset and foreclosures, decreased loan demand and a decline in real estate values.

At December 31, 2003, Los Padres Bank’s regulatory limit on loans-to-one borrower was $9.5 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $7.6 million, $7.2 million, $5.9 million, $5.9 million and $5.6 million. These five largest loans or loan concentrations were secured by commercial real estate and business assets. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2003.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2003	2002	2001
Balance, beginning of year	$3,797	$3,736	$3,150
Allowance acquired in connection with branch purchase	—	—	600
Charge-offs	—	(330)	(15)
Provision for loan losses	790	391	1

Balance, end of year	$4,587	$3,797	$3,736

Loans for which impairment has been recognized are as follows at December 31:

	2003	2002
Impaired loans with a valuation allowance	$723	$468
Impaired loans without a valuation allowance

Total impaired loans	723	468

Valuation Allowance related to impaired loans	$50	$50

	2003	2002	2001
Average recorded investment in impaired loans	$596	$429	$2,400
Interest income recognized on impaired loans	44	52	26

At December 31, the Bank had outstanding commitments for loan originations totaling $34,381 for 2003 and $18,887 for 2002, of which $28,543 for 2003 and $8,838 for 2002 were for adjustable rate loans and $5,838 for 2003 and $10,049 for 2002 were for fixed rate loans. Undisbursed loan funds for the Bank’s construction lending program amounted to $17,050 for 2003 and $27,306 for 2002.

3.	SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale:	Cost	Gains	Losses	Value
December 31, 2003
Mortgage-backed securities - pass throughs	$129,766	$915	$(307)	$130,374
Collateralized mortgage obligations	48,704	—	(123)	48,581
Commercial mortgage-backed securities	59,927	1,022	(33)	60,916
Asset-backed securities (underlying securities mortgages)	157,821	404	(973)	157,252
Corporate debt securities	1,489	79	—	1,568

	$397,707	$2,420	$(1,436)	$398,691

December 31, 2002
Mortgage-backed securities - pass throughs	$161,603	$2,792	$(39)	$164,356
Collateralized mortgage obligations	71,103	117	(530)	70,690
Commercial mortgage-backed securities	64,188	713	—	64,901
Asset-backed securities (underlying securities mortgages)	23,736	31	(36)	23,731
Corporate debt securities	807	45	—	852

	$321,437	$3,698	$(605)	$324,530

The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of December 31, 2003 segregated by investments that have been in a continuous unrealized loss position for less than 12 months and investments that have been in a continuous unrealized loss position for 12 months or longer are summarized below:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2003	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - pass throughs	$49,450	$(307)	$0	$0	$49,450	$(307)
Collateralized mortgage obligations	48,581	(123)	—	—	48,581	(123)
Commercial mortgage-backed securities	2,766	(33)	—	—	2,766	(33)
Asset-backed securities	29,092	(973)	—	—	29,092	(973)

	$129,889	$(1,436)	$0	$0	$129,889	$(1,436)

Our mortgage-backed securities are insured or guaranteed by U.S. Government agencies and government sponsored enterprises. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of December 31, 2003, there are 26 mortgage-backed securities that are in an unrealized loss position. Due to the insurance or guarantees on these securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”.

Our collateralized mortgage obligations are issued by private entities or trusts and, as of December 31, 2003, are all rated AAA by a nationally recognized rating agency. As of December 31, 2003, there are eight collateralized mortgage obligation securities that are in an unrealized loss position. Due to the AAA ratings noted above, Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”.

Our commercial mortgaged-backed securities are issued by various entities or trusts and, as of December 31, 2003, all are rated as investment grade by a nationally recognized rating agency. As of December 31, 2003, there are three commercial mortgage-backed securities that are in an unrealized loss position. Due to the investment grade ratings noted above, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”.

Our asset-backed securities are issued by private entities or trusts and, as of December 31, 2003, are all rated as investment grade by a nationally recognized rating agency. With the exception of one security discussed later in this paragraph, the underlying collateral of these investments are single-family mortgages. As of December 31, 2003, there are 12 asset-backed securities that are in an unrealized loss position. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. The non-mortgage related asset-backed security, having a fair value and unrealized loss of $4,961 and $952, respectively, of the total fair value and unrealized loss for all asset-backed securities of $29,092 and $973, for December 31, 2003 and December 31, 2002, respectively, is collateralized by a pool of loans and leases on medical equipment and medical business loans and is of the senior tranches of the securities issued with priority cash flow rights. This medical equipment, asset-backed security is investment grade, rated Baa by Moody’s and A+ by Fitch, as of December 31, 2003. Management believes that the $952 unrealized loss on this security is attributable to uncertainty surrounding the bankruptcy of the servicer, DVI, Inc. (“DVI”) and therefore the ability of the loans to be adequately monitored and serviced. On February 24, 2004, an agreement was finalized to transfer the servicing of DVI securities to U.S. Bank, NA. Since December 2003, U.S. Bank personnel have been assisting DVI with the servicing of these securities and underlying loans. As a result, the fair value of our DVI has improved, and accordingly, Management believes that the unrealized loss associated with this investment is not an “other-than-temporary impairment”.

s

     The amortized cost and fair value of the available for sale debt securities by contractual maturity at December 31, 2003 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities - pass throughs
Due from five to ten years	$4,174	$4,349
Due over ten years	125,592	126,025

Total mortgage backed securities - pass throughs	129,766	130,374

Collateralized mortgage obligations
Due over ten years	48,704	48,581

Total collateralized mortgage obligations	48,704	48,581

Commercial mortgage-backed securities
Due from one to five years	28,717	29,489
Due over ten years	31,210	31,427

Total commercial mortgage-back securities	59,927	60,916

Asset-backed securities (underlying securities mortgages)
Due from five to ten years	5,913	4,961
Due over ten years	151,908	152,291

Total asset backed-securities	157,821	157,252

Corporate debt securities
Due over ten years	1,489	1,568

Total corporate debt securities	1,489	1,568

Total	$397,707	$398,691

Proceeds from sales of available for sale securities were $34,033, $2,378 and $12,975, with related gross realized gains of $1,487, $145 and $131, for 2003, 2002 and 2001, respectively.

Securities Held to Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
Mortgage-backed securities	$222	$18	—	$240

Total	$222	$18	—	$240

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value
Agency securities	$2,013	$74	—	$2,087
Mortgage-backed securities	355	25	—	380

Total	$2,368	$99	—	$2,467

The amortized cost and fair value of held to maturity debt securities by contractual maturity at December 31, 2003 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities -
Due over 10 years	$222	$240

Total	$222	$240

4.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	Depreciable
	Lives (years)	2003	2002
Land		$756	$190
Office building	30	1,314	204
Leasehold improvements	3 to 20	3,014	3,067
Furniture, fixtures and equipment	5 to 20	5,238	4,563

Total		10,322	8,024
Less accumulated depreciation and amortization		3,868	3,555

Premises and equipment, net		$6,454	$4,469

5.	DEPOSITS

A summary of deposits by type of account as of December 31 is as follows:

	2003		2002
		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
Noninterest bearing	$29,164	—	$20,106	—
Passbook	19,868	0.45%	16,573	0.88%
NOW accounts	32,567	0.05%	26,841	0.40%
Commercial DDA accounts	4,621	0.27%	3,145	0.28%
Money market deposits	90,009	1.32%	106,703	1.64%

Total	176,229	0.74%	173,368	1.16%

Certificates of deposits:
Over $100	202,767	2.16%	157,601	2.89%
Other	191,701	2.28%	194,302	2.98%

Total certificates of deposits	394,468		351,903

Total deposits	$570,697		$525,271

Weighted-average interest rate, end of period		1.76%		2.35%

As of December 31, 2003, certificates of deposits over $100 are scheduled to mature as follows:

December 31
2004	$182,808
2005	12,025
2006	4,859
2007	2,445
2008 and beyond	630

$202,767

6.	FEDERAL HOME LOAN BANK ADVANCES

We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances are limited to 35% of our total Bank assets, or $340,589 and $288,537 at December 31, 2003 and 2002, respectively.

FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $262,298 and $79,150 at December 31, 2003 and 2002, respectively, and mortgage-backed securities aggregating $119,629 and $186,018, current par value, at December 31, 2003 and 2002, respectively. The weighted-average interest rate on these advances was 1.49% and 2.73% at December 31, 2003 and 2002, respectively.

The maturities of FHLB advances at December 31 are as follows:

2003
2004	$242,500
2010	20,000

$262,500

7.	NOTE PAYABLE

At December 31, 2003 and 2002, the Company has a loan facility from three banks consisting of a revolving line of credit on which $0 and $11,300 have been drawn at each date, respectively.

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

On October 30, 2003, the terms of the Company’s line of credit under its loan facility were renegotiated from $25,000 to $15,000 after the Company completed a $15.5 million capital trust offering (noted below in Footnote #8) on September 25, 2003 and paid-off the line of credit. Additionally, a few of the covenants were amended.

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

8.	OTHER DEBT

On September 25, 2003, the company completed a $15.5 million capital trust offering. The capital trust securities will bear an interest rate of LIBOR plus 2.85 percent and will mature on October 8,

2033. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. Interest is due quarterly.

9.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

We obtain funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements.

At December 31, 2003, we had four wholesale repurchase agreements with Citigroup Financial Services totaling $65.0 million with a weighted average coupon of 2.61% and maturities ranging from July 2005 to July 2010. We also had retail repurchase agreements with our customers of $517 and $728 at December 31, 2003 and 2002, respectively. The retail repurchase agreements mature daily and have a weighted-average interest rate of .63% and 1.12% at December 31, 2003 and 2002, respectively.

10.	INCOME TAXES

The provision for taxes on income consists of the following components for the years ended December 31:

	2003	2002	2001
Current tax expense:
Federal	$4,799	$2,495	$2,334
State	1,393	923	773

	6,192	3,418	3,107

Deferred tax benefit:
Federal	(663)	165	(314)
State	(280)	(54)	(61)

	(943)	111	(375)

	$5,249	$3,529	$2,732

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2003	2002	2001
Federal income taxes at statutory rates	35.0%	35.0%	35.0%
Increase resulting from:
State tax, net of federal benefit	5.7	6.7	7.2
Other, net	0.8	(0.3)	(0.4)

	41.5%	41.4%	41.8%

The following is a summary of the income tax liability at December 31:

	2003	2002
Current taxes	$711	$(252)
Deferred taxes	(2,651)	(1,187)

	$(1,940)	$(1,439)

Deferred tax asset:
Unrealized hedging loss on cash flow hedges	(2,518)	(2,861)
Allowance for loan losses	(1,923)	(1,395)
State tax	(455)	(390)
Other		(27)
Depreciation	(177)	(304)

Gross deferred tax asset	(5,073)	(4,977)

Deferred tax liabilities:
Net loan fees/costs	$1,329	$1,617
FHLB stock dividends	624	785
Mark to market on securities		17
Unrealized gain on available for sale securities	408	1,273
Other	61
Purchase accounting adjustments		98

Gross deferred tax liability	2,422	3,790

Net deferred tax asset	$(2,651)	$(1,187)

As a result of acquiring the remaining 51% interest in HWMC in 2001, the Company has federal and state net operating loss carryforwards of approximately $700, which expire primarily in 2018 and 2019. Due to the restrictions imposed by Internal Revenue Code Section 382 for change of control, the annual amount of net operating loss deductions that can be utilized to offset future income may be limited.

11.	STOCKHOLDERS’ EQUITY

Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Bank at the then-prevailing corporate tax rates. At December 31, 2003, this restricted amount was $671.

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

During 1996, the Company granted 150,000 options with a stock price of $5.83 per share and an expiration date of April 14, 2001. Such options were granted to Smith Breeden Associates (“SBA”) for financial advisory services provided in connection with the Company’s acquisition of the Bank. The estimated value of such options as of the date granted was considered as part of the purchase price of the Bank. During 2001, 107,547 of the options were exercised and the balance of 42,453 options was extended to expire on June 30, 2003. In accordance with requirements of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25), a $106 pre-tax charge to earnings was recorded, which was equal to the intrinsic value at the time of the extension, applied to the number of options extended. The intrinsic value is the difference between the fair value of the underlying stock at the extension date (i.e., $8.33) and the strike price of the options (i.e., $5.83). The offsetting entry was recorded to paid-in capital in the stockholders’ equity section. The Company recorded a deferred tax asset of $43.

During 2002, the maturity of the 42,453 options was extended two years from June 30, 2003 to June 30, 2005. A $124 pre-tax charge to earnings was recorded in 2002, which was equal to the change in the fair value of the underlying stock since the last extension, applied to the number of options extended. Specifically, the $124 pre-tax charge is calculated by taking the difference between the fair values of the underlying stock at the extension date (i.e., $11.25) and the fair value of the stock at the previous extension date (i.e., $8.33) multiplied by 42,453. The offsetting entry was recorded to paid-in capital in the stockholders’ equity section. The Company recorded a deferred tax asset of $51.

A summary of the status of the Company’s stock options as of December 31 and changes during those years are presented below:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Incentive stock options:
Outstanding, beginning of year	423,825	$7.75	373,050	$7.50	369,000	$7.39
Granted	63,950	$11.28	60,525	$9.45	32,550	$8.33
Expired unexercised			(9,750)	$8.56	(28,500)	$7.07
Options exercised	(10,500)	$6.62

Outstanding, end of year	477,275	$8.25	423,825	$7.75	373,050	$7.50
Stock options granted to SBA	42,453	$5.83	42,453	$5.83	42,453	$5.83

Outstanding, end of year	519,728	$8.05	466,278	$7.58	415,503	$7.33

Exercisable, end of year	334,500	$7.40	317,888	$7.35	268,875	$7.18

The outstanding options have prices ranging from $5.83 to $12.26. Remaining available options to be issued under the stock option plan were 158,492 and 220,867 for December 31, 2003 and 2002, respectively.

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Options	Life (years)	Price	Options	Price
$5.83	112,953	2.5	$5.83	75,000	$5.83
$6.83	78,000	3.5	$6.83	82,500	$6.83
$8.33	206,550	4.9	$8.33	177,000	$8.33
$9.33	52,275	8.0	$9.33
$10.50	6,000	8.5	$10.50
$11.25	58,950	9.0	$11.25
$11.50	4,000	9.1	$11.50
$12.26	1,000	9.5	$12.26

Total	519,728	5.1	$8.05	334,500	$7.40

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the years ended December 31 would have been changed to the pro forma amounts indicated below:

Pro Forma Results	2003	2002	2001
Net income:
As reported	$7,413	$5,045	$3,802
Pro forma	$7,334	$4,948	$3,696
Earnings per share - basic:
As reported	$1.71	$1.44	$1.14
Pro forma	$1.69	$1.41	$1.11
Earnings per share - diluted:
As reported	$1.63	$1.39	$1.12
Pro forma	$1.61	$1.36	$1.09

The fair values of options granted under the Company’s fixed stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: expected volatility of 29.03% for 2003, 27.58% for 2002 and 7.90% for 2001; risk-free interest rate of 3.94% for 2003, 4.89% for 2002 and 4.90% for 2001; and expected lives of 9 years for 2002, 2001 and 2000. The fair value of the 63,950, 60,525 and 32,550 options granted in 2003, 2002 and 2001 were $3.61, $3.74 and $2.40, respectively.

12.	REGULATORY CAPITAL REQUIREMENTS

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

During 2002, due to our business strategy which has concentrated on growth, a shift in our lending focus to more commercial lending and the size of our securities portfolios, we agreed with the OTS that we will maintain a total risk-based capital ratio and a leverage capital ratio of at least 11.0% and 6.0%, respectively, which was in excess of the OTS’ minimum requirements. During 2003, the OTS agreed to remove the 11.0% and 6.0% requirement noted above.

As of December 31, 2003 and 2002, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution’s category.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. At December 31, 2003, the Bank’s retained earnings available for the payment of dividends were $5,743. Accordingly, $42,333 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2003. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

									To Be Well Capitalized Under
			For Capital			Minimum Required			Prompt Corrective
	Actual		Adequacy Purposes			by OTS Agreement			Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2003:
Total Capital (to risk weighted assets)	$63,461	10.99%	$46,209	≥	8.00%	N/A		N/A	$57,761	≥	10.00%
Core capital (to adjusted tangible assets)	$58,924	6.08%	38,757	≥	4.00%	N/A		N/A	48,446	≥	5.00%
Tangible capital (to tangible assets)	$58,924	6.08%	14,534	≥	1.50%	N/A		N/A	N/A		N/A
Tier 1 capital (to risk weighted assets)	$58,924	10.20%	N/A		N/A	N/A		N/A	34,657	≥	6.00%
As of December 31, 2002:
Total Capital (to risk weighted assets)	$53,583	11.97%	$35,804	≥	8.00%	$49,230	≥	11.00%	$44,755	≥	10.00%
Core capital (to adjusted tangible assets)	$49,836	6.11%	32,630	≥	4.00%	48,945	≥	6.00%	40,788	≥	5.00%
Tangible capital (to tangible assets)	$49,836	6.11%	12,236	≥	1.50%	N/A		N/A	N/A		N/A
Tier 1 capital (to risk weighted assets)	$49,836	11.14%	N/A		N/A	N/A		N/A	26,853	≥	6.00%

13.	EARNINGS PER SHARE

The following tables represent the calculations of earnings per share (“EPS”) for the periods presented.

	Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$7,413	4,330,840	$1.71
Effect of dilutive stock options		214,995	(0.08)

Diluted EPS	$7,413	4,545,835	$1.63

	Year Ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$5,045	3,503,713	$1.44
Effect of dilutive stock options		137,971	(0.05)

Diluted EPS	$5,045	3,641,684	$1.39

	Year Ended December 31, 2001
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$3,802	3,321,189	$1.14
Effect of dilutive stock options		75,696	(0.02)

Diluted EPS	$3,802	3,396,885	$1.12

14.	COMMITMENTS AND CONTINGENCIES

Aggregate minimum lease commitments under long-term operating leases as of December 31, 2003 are as follows:

2004	$1,265
2005	1,258
2006	1,256
2007	1,224
2008	1,224
2009 and thereafter	15,100

$21,327

Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. The leases also provide for option renewal periods. Rental expense was $1,055, $840 and $559 for the years ended December 31, 2003, 2002 and 2001, respectively.

15.	TRADING ACCOUNT ASSETS

Derivative Instruments Not Receiving Hedge Treatment - The Bank is a party to a variety of interest rate contracts such as interest rate swaps, caps, floors, futures, options and total return swaps (“Interest Rate Agreements”), which are recorded in the financial statements at fair value with changes in fair value and periodic payments recorded in earnings.

Interest rate swaps are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (“notional”) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged and does not represent the amount at risk. As of December 31, 2003, the Bank held $100,000 notional amount of Commercial Mortgage Backed Securities (“CMBS”) swaps whereby the Bank receives the spread on the Lehman Brothers CMBS Index plus a constant spread and receives or pays the market value change of the index.

Interest rate futures contracts are commitments to either purchase or sell designated instruments at a future date for a specified price. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled in cash daily. The Bank maintained $0 and $2,013 at December 31, 2003 and 2002, respectively, in agency securities as a deposit with a broker for its futures activities. The Company did not have any interest rate futures contracts outstanding at December 31, 2003 and 2002.

The following is a summary of the Interest Rate Agreements as of December 31:

		Estimated		Weighted Average
	Contract or	Fair Value		Interest Rate
Notional
	Amount	Asset	Liability	Payable	Receivable
2003
Total return swaps — receive total return				Bank receives the spread
CMBS investment grade total return,				on Lehman Brothers AAA
pay LIBOR	$100,000	$166	$0	CMBS Index Plus a spread
and receives or pays the
market value change of index
2002
Total return swaps — receive total return				Bank receives the spread
CMBS investment grade total return,				on Lehman Brothers AAA
pay LIBOR	$60,000	$0	$17	CMBS Index Plus a spread
and receives or pays the
market value change of index
Total return swaps — receive total return GN MBS adjustable rate, pay LIBOR	14,455	$0	$0	1.84%	5.72%

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

The following table shows the various components of the Company’s recorded net gain (loss) on its trading assets for the years ended December 31.

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2003
Interest rate contracts:
Swaps	$1,009	$182	$1,191
MBS and other trading assets	1,488	(32)	1,456

Total trading portfolio	$2,497	$150	$2,647

December 31, 2002
Interest rate contracts:
Swaps	$(206)	$99	$(107)
Caps
Futures	(97)	—	(97)

Total	(303)	99	(204)
MBS and other trading assets	149	24	173

Total trading portfolio	$(154)	$123	$(31)

December 31, 2001
Interest rate contracts:
Swaps	$58	$9	$67
Floors		(43)	(43)
Futures	(291)		(291)

Total	(233)	(34)	(267)
MBS and other trading assets	902	(199)	703

Total trading portfolio	$669	$(233)	$436

The following table shows the Company’s trading securities included in trading account assets as of December 31:

               Securities Held for Trading:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003
Mortgage-backed securities and other -	$1,447	$49	$(1)	$1,495
Mutual funds	441	10	—	451
CMBS total return swaps	—	165	—	165

Trading assets	$1,888	$224	$(1)	$2,111

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value
Mortgage-backed securities and other - Trading assets	$1,846	$113	$(25)	$1,934

16.	DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT

At December 31, 2003, the swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges. During 2003, the ineffective portion of the change in fair value of the cash flow hedges was immaterial.

			Weighted-Average
	Contract or		Interest Rate
	Notional	Estimated
	Amount	Fair Value	Receivable	Payable
December 31, 2003 -
Interest rate swaps - pay fixed	$137,000	$(5,904)	1.17%	4.40%
receive 3-month LIBOR

December 31, 2002 -
Interest rate swaps - pay fixed	$109,000	$(6,813)	1.47%	4.42%
receive 3-month LIBOR

The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2003:

Maturities	2004	2005	2006	2007	2008	Thereafter
Interest rate swaps:
Notional amount	$5,000	—	$23,000	$52,000	$4,000	$53,000
Weighted-average payable rate	5.27%	—	2.92%	3.80%	3.78%	5.59%
Weighted-average receivable rate	1.16%	—	1.16%	1.17%	1.17%	1.18%

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

17.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$22,856	$22,856	$19,212	$19,212
Trading account assets	2,111	2,111	1,934	1,934
Securities, available for sale	398,691	398,691	324,530	324,530
Securities, held to maturity	222	240	2,368	2,467
Loans receivable, net	518,496	536,969	448,050	467,332
FHLB stock	13,425	13,425	11,750	11,750
Accrued interest receivable	2,928	2,928	3,526	3,526
Liabilities:
Demand deposits	176,229	176,229	173,368	173,368
Certificates of deposits	394,468	397,378	351,903	356,824
FHLB advances	262,500	264,627	235,000	241,585
Securities sold under repurchase agreements	65,728	66,260	517	517
Other debt	15,464	15,464	—	—
Note payable	—	—	11,300	11,300
Accrued interest payable	629	629	147	147
Hedging Instruments - Interest rate swaps	(5,904)	(5,904)	(6,813)	(6,813)

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

Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2003 or 2002, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

18.	RELATED-PARTY TRANSACTIONS

The Bank has contracted with SBA to provide investment advisory services and interest rate risk analysis. A principal of SBA is a director for the Company and the Bank. Several principals and employees of SBA are stockholders of the Company. The amount of consulting expense relating to SBA for the years ended December 31, 2003, 2002 and 2001 was $365, $325 and $295, respectively.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $891 and $4,636 at December 31, 2003 and 2002, respectively. The following table is a rollforward of the related party loan activity.

	2003	2002
Beginning balance	$4,636	$1,976
Additions	3,575	3,207
Repayments	(350)	(547)
Deletions	(264)	—

Ending balance	$7,597	$4,636

19.	EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2003, 2002 and 2001, the Company contributed $405, $332 and $273, respectively.

20.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

	December 31,

	2003	2002
ASSETS
Cash and cash equivalents	$1,040	$585
Trading account assets	864	126
Investment in subsidiaries	61,719	53,081
Other assets	359	406

TOTAL	$63,982	$54,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable	$0	$11,300
Other debt	15,464	0
Accounts payable and other liabilities	442	426

Total liabilities	15,906	11,726

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized; 4,338,451 shares issued and outstanding as of December 31, 2003 and 4,327,951 shares as of December 31, 2002	43	43
Additional paid-in capital	30,710	30,641
Retained earnings	20,082	13,795
Accumulated other comprehensive income, net of tax	(2,759)	(2,007)

Total stockholders’ equity	48,076	42,472

TOTAL	$63,982	$54,198

Condensed Statements of Earnings

	Year Ended December 31,

	2003	2002		2001
Interest income	$3	$		$1
Interest expense	(500)		(680)	(692)

Net interest income	(497)		(680)	(691)
Other income	56		22	281
Other expense	(867)		(722)	(594)

Loss before income taxes and equity in subsidiaries	(1,308)		(1,380)	(1,004)
Income tax benefit	543		568	413

Loss before equity in subsidiary	(765)		(812)	(591)
Equity in net earnings of subsidiary	8,178		5,857	4,393

Net income	$7,413		$5,045	$3,802

Condensed Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$7,413	$5,045	$3,802
Adjustments:
Equity in net undistributed earnings of subsidiary	(8,178)	(5,857)	(4,393)
Sale of trading assets	—	—	330
(Increase) decrease in unrealized gain in trading assets	(20)	14	(78)
Amortization and depreciation	2	(1)	20
(Increase) decrease in other assets	47	(91)	(22)
(Decrease) increase in accounts payable and other liabilities	16	182	(55)
Other	—	124	106

Net cash used in operating activities	(720)	(584)	(290)

Cash Flows from Investing Activities:
Net (increase) decrease in investment securities	(1,471)	—	—
Investment in subsidiary	(460)	—	—

Net cash used in investing activities	(1,931)	—	—

Cash Flows from Financing Activities:
Net proceeds from initial public offering	—	10,221
Net proceeds from exercise of stock options	69	—	628
Cash contribution to subsidiary	—	(5,400)	(9,578)
Cash dividends received from Bank	—	3,000	500
Cash dividends paid	(1,127)	(425)	(353)
Increase/(decrease) in other debt	15,464	—	—
(Decrease) increase in notes payable	(11,300)	(6,700)	9,000

Net cash provided by financing activities	3,106	696	197

Net (decrease) increase in cash and cash equivalents	455	112	(93)
Cash and cash equivalents, beginning of year	585	473	566

Cash and cash equivalents, end of year	$1,040	$585	$473

Supplemental Disclosures
Non-cash investing and financing activities:
Dividend in kind	$(757)	—	—

21.	QUARTERLY FINANCIAL INFORMATION

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,

2003
Interest income	$11,919	$11,851	$11,306	$11,358
Interest expense	5,173	4,965	5,049	5,121

Net interest income	6,746	6,886	6,257	6,237
Provision for loan losses	80	100	250	360

Net interest income after provision for loan loss	6,666	6,786	6,007	5,877
Noninterest income	1,228	1,227	1,562	1,158
Noninterest expense	4,505	4,579	4,472	4,293

Income before provision for income taxes	3,389	3,434	3,097	2,742
Provision for income taxes	1,389	1,436	1,286	1,138

Net income	$2,000	$1,998	$1,811	$1,604

Basic earnings per share	$0.46	$0.46	$0.42	$0.37
Diluted earnings per share	$0.43	$0.44	$0.40	$0.36
2002
Interest income	$10,942	$11,101	$10,654	$10,796
Interest expense	5,342	5,410	5,300	5,869

Net interest income	5,600	5,691	5,354	4,927
Provision for loan losses	66	50	75	200

Net interest income after provision for loan loss	5,534	5,641	5,279	4,727
Noninterest income	1,111	226	265	548
Noninterest expense	4,278	3,600	3,446	3,433

Income before provision for income taxes	2,367	2,267	2,098	1,842
Provision for income taxes	978	929	865	757

Net income	$1,389	$1,338	$1,233	$1,085

Basic earnings per share	$0.35	$0.40	$0.37	$0.32
Diluted earnings per share	$0.34	$0.38	$0.36	$0.31

***

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer along with the our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officer of the Registrant.

     This information is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders (“Proxy Statement”).

     As of December 31, 2003, we had not formally adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. However, Los Padres Bank did have a Code of Ethics in effect as of December 31, 2003 and has had it in place since September 20, 1996. We and Los Padres Bank retain the same principal executive officers, financial officers and accounting officers. As of March 10, 2004, our board of directors formally adopted the Company’s Code of Ethics, a copy of which is filed as Exhibit 14 to this Annual Report on Form 10K.

Item 11. Executive Compensation.

This information is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     This information with respect to beneficial ownership by beneficial owners and management is incorporated by reference to our Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2003.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	477,275	$8.25	158,492
Equity compensation plans not approved by security holders (1)	42,453	5.83	—

Total	519,728	$8.05	158,492

(1)	During 1996, we granted 150,000 options to Smith Breeden Associates for financial advisory services provided to us in connection with our acquisition of Los Padres Bank. For further information regarding these options refer to footnote No. 11 of our Financial Statements in Item 8 hereof.

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by Item 9(e) of Schedule 14A is incorporated by reference to our Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report.

     (1)  The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

     Independent Auditor’s Report

     Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

     Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

     (2)  All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3)  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003. (2)

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003 (2)

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003 (2)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003. (2)

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003. (2)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

EXHIBIT NO.	DESCRIPTION
10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

11	Statement re computation of per share earnings – Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.

14	Code of Ethics

23	Consent of Deloitte and Touche, LLP

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 11, 2003.

(b)  Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K with the SEC on October 16, 2003 announcing the issuance of its press release for its earnings for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

March 10, 2004	By:	/s/ Craig J. Cerny

Craig J. Cerny
Chairman of the Board
and Chief Executive Officer

March 10, 2004	By:	/s/ Sean Callow

Sean Callow
Senior Vice President
and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Craig J. Cerny Craig J. Cerny	Chairman of the Board and Chief Executive Officer	March 10, 2004

/s/ Sean Callow Sean Callow	Senior Vice President and Chief Financial Officer	March 10, 2004

/s/ William W. Phillips William W. Phillips, Jr.	President and Director	March 10, 2004

/s/ Stanley J. Kon Stanley J. Kon	Director	March 10, 2004

/s/ John J. McConnell John J. McConnell	Director	March 10, 2004

/s/ Paul O. Halme Paul O. Halme	Director	March 10, 2004

/s/ William D. Ross William D. Ross	Director	March 10, 2004