Form 10-Q
period 2004-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2004-05-11
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     5,258,234 shares of Common Stock, par value $0.01 per share, outstanding as of May 4, 2004.

HARRINGTON WEST FINANCIAL GROUP, INC.

INDEX

		Page
Part I - Financial Information
Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Statements of Financial Condition as of March 31, 2004 (Unaudited) and December 31, 2003	2
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	3
	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2004 (Unaudited) and Year Ended December 31, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22
Part II - Other Information
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	24
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$13,414	$22,856
Trading account assets	1,950	2,111
Securities available for sale	422,599	398,691
Securities held to maturity	215	222
Loans receivable, (net of allowance for loan losses of $4,677 and $4,587at March 31, 2004 and December 31, 2003, respectively)	533,118	518,496
Accrued interest receivable	2,918	2,928
Premises and equipment, net	7,263	6,454
Prepaid expenses and other assets	1,572	1,867
Investment in FHLB stock, at cost	13,952	13,425
Deferred tax asset	2,879	2,651
Goodwill	3,981	3,981
Core deposit intangible, net	1,069	1,117

TOTAL ASSETS	$1,004,930	$974,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing	$555,789	$541,533
Non-interest bearing	28,976	29,164

Total Deposits	584,765	570,697
FHLB advances	256,500	262,500
Securities sold under repurchase agreements	65,699	65,728
Other debt	15,464	15,464
Due to broker	21,555	—
Accounts payable and accrued expenses	10,796	11,623
Income taxes payable	890	711

TOTAL LIABILITIES	955,669	926,723

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized: 5,257, 484 shares issued and outstanding at of March 31, 2004 and 4,338,451 shares issued and outstanding at of December 31, 2003	53	43
Additional paid-in capital	31,062	30,710
Retained earnings	21,698	20,082
Accumulated other comprehensive income (loss), net of tax of $(2,618) and $(2,024) at March 31, 2004 and December 31, 2003, respectively	(3,552)	(2,759)

Total Stockholders’ Equity	49,261	48,076

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,004,930	$974,799

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Dollars in thousands, except share and per share data

	Three months ended
	March 31,
	2004	2003
INTEREST INCOME
Interest on loans	$8,592	$7,955
Interest and dividends on securities	3,655	3,403

Total interest income	12,247	11,358

INTEREST EXPENSE
Interest on deposits	2,535	2,666
Interest on FHLB advances and other borrowings	2,673	2,455

Total interest expense	5,208	5,121

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,039	6,237
PROVISION FOR LOAN LOSSES	90	360

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,949	5,877

OTHER INCOME (LOSS)
Income (loss) from trading assets	338	576
Loss on extinguishment of debt	—	(531)
Other income gain (loss)	(10)	89
Banking fee income	760	1,024

Total other income	1,088	1,158

OTHER EXPENSES
Salaries & employee benefits	2,683	2,391
Premises & equipment	724	652
Insurance premiums	148	68
Marketing	109	99
Computer services	155	160
Consulting fees	245	247
Office expenses & supplies	211	176
Other	464	500

Total other expenses	4,739	4,293

INCOME BEFORE INCOME TAXES	3,298	2,742
INCOME TAXES	1,239	1,138

NET INCOME	$2,059	$1,604

BASIC EARNINGS PER SHARE	$0.40	$0.31

DILUTED EARNINGS PER SHARE	$0.37	$0.30

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,209,166	5,193,541

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,545,816	5,385,490

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)

						Accumulated
	Common Stock		Additional Paid-in	Retained	Comprehensive	Other Comprehensive	Total Stockholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity
Balance, January 1, 2003	4,327,951	$43	$30,641	$13,795		$(2,007)	$42,472
Comprehensive income:
Net income				7,413	$7,413		7,413
Other comprehensive income, net of tax
Unrealized gains on securities					(1,245)	(1,245)	(1,245)
Effective portion in change in fair value of cash flow hedges					493	493	493

Total comprehensive income					$6,661

Stock options	10,500	—	69				694
Dividends on common stock				(1,126)			(1,126)

Balance, December 31, 2003	4,338,451	43	30,710	20,082		(2,759)	48,076
Comprehensive income:
Net income				2,059	$2,059		2,059
Other comprehensive income, net of tax
Unrealized gains on securities					824	824	824
Effective portion in change in fair value of cash flow hedges					(1,617)	(1,617)	(1,617)

Total comprehensive income					$1,266

Stock dividend – 6 for 5 stock split	867,658	9		(9)			—
Stock options exercised	51,375	1	352				353
Dividends on common stock				(434)			(434)

Balance, March 31, 2004 (Unaudited)	5,257,484	$53	$31,062	$21,698		($3,552)	49,261

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2004	2003
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during period, net of tax (benefit) expense of $389 and $319 for March 31, 2004 and 2003, respectively	$567	$450
Less: Reclassification adjustment for gains included in net income, net of tax expense of $(177) and $170 for March 31, 2004 and 2003, respectively	(257)	(240)

Net unrealized gain on securities, net of tax (benefit) expense of $566 and $149 for March 31, 2004 and 2003, respectively	$824	$210

Unrealized net (loss) gain on cash flow hedges, net of tax (benefit) expense of $(1,098) for March 31, 2004 and $(135) for March 31, 2003	$(1,600)	$(180)
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense (benefit) of $12 for March 31, 2004 and $0 for March 31, 2003.	17	—

Net unrealized loss on cash flow hedges, net of tax (benefit) expense of $(1,110) and $(135) for March 31, 2004 and 2003, respectively	$(1,617)	$(180)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended	Three months ended
	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,059	$1,604
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(134)	(551)
Depreciation and amortization	260	266
Amortization of premiums and discounts on loans receivable and securities	734	1,336
Provision for loan losses	90	360
Gain on sale of investment securities	(434)	(410)
Activity in securities held for trading	161	(128)
FHLB stock dividend	(127)	(145)
Decrease in accrued interest receivable	10	115
Increase in income taxes payable	179	855
(Decrease) increase in deferred income taxes	(228)	316
Decrease in prepaid expenses and other assets	295	370
Decrease in accounts payable	(2,451)	(826)

Net cash provided by operating activities	414	3,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(14,666)	(27,114)
Proceeds from sales of securities available for sale	6,772	11,649
Principal paydowns on securities available for sale	20,531	48,750
Principal paydowns on securities held to maturity	8	30
Purchases of securities available for sale	(29,036)	(46,108)
Purchase of premises and equipment	(1,027)	(1,130)
Purchase of FHLB Stock	(400)	(850)

Net cash used in investing activities	(17,818)	(14,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,073	81
(Decrease) increase in securities sold under agreements to repurchase	(29)	539
(Decrease) increase in FHLB advances	(6,000)	4,000
Advances on note payable	—	300
Exercise of stock options on common stock	352	—
Dividends paid on common stock	(434)	(173)

Net cash provided by financing activities	7,962	4,747

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,442)	(6,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,856	19,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,414	$12,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$4,171	$4,878
Income Taxes	$880	$—

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank which operates 12 banking facilities serving individuals and small to medium-sized businesses. Nine banking facilities are operated on the California Central Coast, one banking facility is located in Scottsdale Arizona, and two banking facilities in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand. On May 3, 2004, a thirteenth banking facility opened in Ventura, California. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $126.1 million in assets under management or custody, and 51% of Los Padres Mortgage Company, LLC.

In August 2003, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage, LLC as a 51%-owned mortgage-banking subsidiary. Los Padres Mortgage, LLC brokers single-family residential and commercial real estate loans primarily to third party investors. The Bank also has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage, LLC for its portfolio. Los Padres Mortgage, LLC began operations in September 2002.

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

The preparation of financial statements that are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003, included in the Annual Report on Form 10-K.

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

Management believes the level of the allowance as of March 31, 2004 is adequate to absorb losses inherent in the loan portfolio.

2. SIX — FOR — FIVE STOCK SPLIT

On February 11, 2004, the Company announced that its Board of Directors approved a six-for-five stock split in the form of a 20% stock dividend. The fractional shares distributed in connection with this stock dividend were paid in cash based on the closing market price on the record date. The additional shares were distributed to shareholders of record as of February 25, 2004 on March 11, 2004. The effect of the stock split has been recognized and reflected in all share and per share amounts for all periods presented.

3. EARNINGS PER SHARE

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended March 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,059	5,209,166	$.40
Effect of dilutive stock options		336,650	(.03)

Diluted EPS	$2,059	5,545,816	$.37

	Three months ended March 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,604	5,193,541	$.31
Effect of dilutive stock options		191,949	(.01)

Diluted EPS	$1,604	5,385,490	$.30

4. FAIR VALUE OF OPTIONS

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the quarter and years ended March 31 would have been changed to the pro forma amounts indicated below:

	Three months ended
Pro Forma Results	March 31, 2004	March 31, 2003
Net income:
As reported	$2,059	$1,604
Pro forma	$2,022	$1,586
Earnings per share — basic:
As reported	$0.40	$0.31
Pro forma	$0.39	$0.31
Earnings per share — diluted:
As reported	$0.37	$0.30
Pro forma	$0.36	$0.29

The fair values of options granted under the Company’s fixed stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: expected volatility of 32.7% and 29.0% for the three months ended March 31, 2004 and 2003, respectively; risk-free interest rates of 4.1% and 4.0% for the three months ended March 31, 2004 and 2003, respectively; and expected lives of 9 years for the three months ended March 31, 2004 and 2003. The weighted average fair values of the options granted during the three months ended were $5.96 and $3.01 for March 31, 2004 and 2003, respectively.

Item 2: Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements.

     This Form 10-Q contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

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

     Because these forward-looking statements are subject to risks and uncertainties, our actual results may differ materially from those expressed or implied by these statements. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of our common stock may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict.

     We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

General

     The Company is a diversified, community-based, financial institution holding company headquartered in Solvang, California with its executive offices in Overland Park, Kansas. The Company conducts operations primarily through Los Padres Bank, FSB, a federally chartered savings bank, and its division located in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank has two subsidiaries, Harrington Wealth Management Company and Los Padres Mortgage Company, LLC. Harrington Wealth Management Company is a wholly owned subsidiary with offices in Richmond, Indiana, Solvang, California and Mission, Kansas. Los Padres Mortgage Company, LLC is a 51% owned mortgage-banking subsidiary located in the Phoenix/Scottsdale metropolitan area.

     The Company is focused on providing its diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. The Company has nine offices on the central coast of California, two offices in the Kansas City metropolitan area, and a community banking office in the Phoenix/Scottsdale, Arizona metropolitan area. In addition, in the third quarter of 2002, the Company established Los Padres Mortgage Company, LLC, a mortgage banking company engaged in a joint venture with the largest RE/MAX franchise in Arizona to broker single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. The Company opened its tenth Los Padres Bank office on the central coast of California in Ventura on May 3, 2004. Each of the Company’s markets has its own local independent management team operating under the Los Padres Bank or Harrington Bank names. The Company’s loan underwriting, corporate administration, and treasury functions are centralized to create operating efficiencies.

     Los Padres Bank and Harrington Bank provide an array of financial products and services for businesses and retail customers by attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate single-family and multi-family residential, commercial real estate, commercial business, and consumer loans.

     The Company also maintains a portfolio of highly liquid mortgage-backed and related securities as a means of managing its excess liquidity and enhancing its profitability. The Company utilizes various interest rate contracts as a means of managing its interest rate risk. The Company also operates Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded indexed funds.

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

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, market quoted prices. We have not historically entered into derivative contracts which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of March 31, 2004, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

Financial Condition

     The Company’s total assets increased to $1.0 billion at March 31, 2004, as compared to $974.8 million at December 31, 2003, an increase of $30.1 million or 3.1%. The increase was partially attributable to growth in net loans to $533.1 million as of March 31, 2004, compared to $518.5 million at December 31, 2003, an increase of $14.6 million or 2.8%. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, and commercial and industrial loans. Single-family residential loan balances increased to $97.3 million at March 31, 2004, compared to $93.7 million at December 31, 2003, an increase of $3.6 million, while non-single-family loans as a group increased to $441.7 million at March 31, 2004, compared to $430.4 million at December 31, 2003, an increase of $11.3 million.

     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	March 31, 2004		December 31, 2003		Change
	Amount	Percent	Amount	Percent	Amount
		(Dollars in thousands)
Real Estate Loans:
Single-family	$97,325	18.1%	$93,725	17.9%	$3,600
Multi-family	83,642	15.5	82,090	15.7	1,552
Commercial	254,011	47.1	234,606	44.6	19,405
Construction (1)	25,062	4.7	30,835	5.9	(5,773)
Land acquisition and development	10,874	2.0	8,312	1.6	2,562
Commercial and industrial loans	49,023	9.1	56,942	10.9	(7,919)
Consumer loans	18,047	3.3	16,613	3.2	1,434
Other loans (2)	1,040	0.2	1,035	0.2	5

Total loans receivable	539,024	100%	524,158	100%	14,866

Less:
Allowance for loan loss	(4,677)		(4,587)		(90)
Net deferred loan fees	(1,434)		(1,394)		(40)
Net premiums	205		319		(114)

	(5,906)		(5,662)		(244)

Loans receivable, net	$533,118		$518,496		$14,622

(1)	Includes loans secured by residential, land and commercial properties. At March 31, 2004, the Company had $10.7 million of construction loans secured by residential properties, $5.4 million of construction loans secured by land and $9.0 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

     Securities classified as available for sale increased to $422.6 million at March 31, 2004, as compared to $398.7 million at December 31, 2003, an increase of $23.9 million or 6.0%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     Total deposits increased to $584.8 million as of March 31, 2004, as compared to $570.7 million as of December 31, 2003, an increase of $14.1 million or 2.5%. The increase in deposits was attributable to the community banking offices in Kansas, which include the new Overland Park office, while deposits in other markets declined somewhat due to the Company’s emphasis on reducing the cost of highly rate sensitive deposits. The deposits of the community banking offices in Kansas were $101.4 million at March 31, 2004, compared to $76.6 million at December 31, 2003, an increase of $24.8 million or 32.4%.

     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $256.5 million at March 31, 2004, compared to $262.5 million at December 31, 2003, a $6.0 million or 2.3% decrease. During the quarter, the Company reduced FHLB advances with the increased collection of deposits.

     The due to broker account increased to $21.6 million at March 31, 2004, as compared to $0.0 at December 31, 2003, as a result of the purchase of securities classified as available for sale which were purchased in the quarter but not settled until after quarter-end. In accordance with trade date accounting, the securities were included in available for sale assets with a corresponding liability in the due to broker account.

     Stockholders’ equity increased to $49.3 million at March 31, 2004, as compared to $48.1 million at December 31, 2003, an increase of $1.2 million or 2.5%. The $1.2 million increase in stockholders’ equity was positively influenced by $2.1 million of net income recognized during the three-month period, an $824 thousand increase in unrealized gains on securities available for sale, and $353 thousand of incentive stock options exercised, offset against a $1.6 million decrease in the value of the effective portion of the interest rate swaps used as cash flow hedges to modify the interest rate sensitivity of the Banks short-term FHLB advances and $434 thousand in dividends paid on the Company’s common stock. With respect to the pay fixed rate, receive 3-month LIBOR swaps referred to above, the decrease in value was attributable to the general decrease in interest rates during the quarter.

Results of Operations

     The Company reported net income of $2.1 million for the three months ended March 31, 2004, as compared to $1.6 million for the three months ended March 31, 2003, an increase of $455 thousand or 28.4%. The increase in net income in the current quarter relative to the comparable period in 2003 primarily reflects the significant increase in net interest income and income from trading assets during the quarter. These increases were offset by a decrease in banking fee income due to a slowdown in mortgage refinancings and prepayment penalty fees and by higher administrative costs to support the growth in banking fees and related infrastructure. The company’s overall tax rate declined in the quarter due to the apportioning of state income tax to states with lower income tax rates. On a diluted earnings per share basis, the Company earned $.37 per share for the three months ended March 31, 2004, compared to $.30 per share for the three months ended March 31, 2003.

     The Company’s net interest income after provision for loan losses increased by $1.1 million or 18.2% to $6.9 million during the three months ended March 31, 2004 over the prior comparable period in 2003. The increase in the Company’s net interest income during both periods reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin decreased by 11 basis points to 2.95% during the three months ended March 31, 2004, when compared to the same period in 2003 but has stayed relatively constant over the last year near the 3% mark. The net interest margin declined primarily due to the $81.9 million in average growth in lower margin investment securities and lower market rates, with the total yield on investments decreasing by 48 basis points from the March 2004 quarter to the March 2003 quarter. The investment growth was complimented by $64.1 million in average loan growth, with the total yield on loans declining by 35 basis points with the lower market rates. Over the same period, the cost of interest-bearing liabilities decreased by 38 basis points. The total average deposits increased by $41.9 million and total deposit cost decreased by 28 basis points or $131 thousand when comparing the March 2004 quarter to the same quarter a year ago.

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

	Three months ended March 31,
	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$525,001	$8,592	6.55%	$460,945	$7,955	6.90%
FHLB stock	13,570	125	3.69	12,364	160	5.25
Securities and trading account assets (2)	402,510	3,519	3.50	320,602	3,189	3.98
Cash and cash equivalents (3)	13,891	11	.33	15,517	54	1.39

Total interest-earning assets	954,972	12,247	5.13	809,428	11,358	5.62

Noninterest-earning assets	23,359			23,529

Total assets	$978,331			$832,957

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	122,105	279	.92	133,058	379	1.16
Passbook accounts and certificates of deposit	427,730	2,256	2.12	374,892	2,287	2.47

Total deposits	549,835	2,535	1.85	507,950	2,666	2.13

FHLB advances (4)	259,781	2,078	3.20	240,855	2,348	3.92
Reverse Repurchase Agreements	65,622	430	2.59	857	2	.99
Other borrowings (5)	15,000	165	4.34	11,370	105	3.71

Total interest-bearing liabilities	890,238	5,208	2.34	761,032	5,121	2.72

Non-interest-bearing deposits	27,533			17,443
Non-interest-bearing liabilities	11,889			11,279

Total liabilities	929,660			789,754
Stockholders’ equity	48,671			43,203

Total liabilities and stockholders’ equity	$978,331			$832,957

Net interest-earning assets (liabilities)	$64,734			$48,396

Net interest income/interest rate spread		$7,039	2.79%		$6,237	2.90%

Net interest margin			2.95%			3.06%

Ratio of average interest-earnings assets to average interest-bearing liabilities			107.27%			106.36%

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. Interest rate swaps are used to hedge the short-term repricing characteristics of the floating-rate FHLB advances.

(5)	Consists of other debt and a note payable under a revolving line of credit.

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

	Three Months Ended
	March 31, 2004 vs March 31,
	Increase (decrease) due to			Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
		(In Thousands)
Interest-earning assets:
Loans receivable	($1,647)	$4,422	($2,138)	$637
FHLB stock	(192)	63	94	(35)
Securities and trading account assets (1)	(1,546)	3,259	(1,383)	330
Cash and cash equivalents (2)	(164)	(23)	144	(43)

Total net change in income on interest-earning assets	(3,549)	7,721	(3,283)	889

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(316)	(127)	343	(100)
Passbook accounts and certificates of deposit	(1,316)	1,307	(22)	(31)

Total deposits	(1,632)	1,180	321	(131)
FHLB advances (3)	(1,734)	742	722	(270)
Reverse Repurchase Agreements	14	642	(228)	428
Other borrowings (4)	72	135	(147)	60

Total net change in expense on interest-bearing liabilities	(3,280)	2,699	668	87

Change in net interest income	($269)	$5,022	($3,951)	$802

(1)	Consists of securities classified as available for sale and held for maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. Interest rate swaps are used to hedge the short-term repricing characteristics of the floating-rate advances.

(4)	Consists of other debt and a note payable under a revolving line of credit.

     The Company reported interest income of $12.2 million for the three months ended March 31, 2004, compared to $11.4 million for the three months ended March 31, 2003, an increase of $889 thousand or 7.8%. The primary reason for the increase during the period was the increase in the volume of interest-earning assets in the periods, which was partially offset by a decrease in the average rate on interest-earning assets.

     The Company reported interest expense of $5.2 million for the three months ended March 31, 2004, compared to $5.1 million for the three months ended March 31, 2003, an increase of $87 thousand or 1.7%. The slight increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and a decrease in the average rate on interest-bearing liabilities as a result of the downward repricing of interest bearing-liabilities during the respective periods.

     The Company recorded its provision for loan losses of $90 thousand during the three months ended March 31, 2004, compared to $360 thousand for the three months ended March 31, 2003, a decrease of $270 thousand. The provision reflects the reserves required based upon, among other things, the $14.6 million in loan growth since December 31, 2003 and the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At March 31, 2004, the Company had $154 thousand or .03% of total loans of non-performing assets, as compared to $12 thousand or 0.0% of total loans as of December 31, 2003.

     The Company’s total other income, which includes gain and losses on securities and extinguishment of debt, loans, deposits, borrowings, and trading assets plus banking fee income amounted to $1.1 million for the quarter ending March 31, 2004 compared to $1.2 during the same quarter last year, a decrease of $70 thousand or 6.0%. The decrease in other income was primarily attributable a decrease in mortgage brokerage and prepayment fees as refinancings slowed markedly.

     Income from trading assets was $338 thousand for the three months ended March 31, 2004, compared to a gain of $576 thousand for the three months ended March 31, 2003, a decrease of $238 thousand or 41.3%. In the March 2004 quarter, the Company sold a $6.0 million CMBS commercial mortgage backed security for a realized gain of $434 thousand dollars and had a net loss of $96 thousand dollars associated with the realized and unrealized gains and losses for securities held in the trading portfolio. Related to the gain on the sale of the securities during the March 2003 quarter, the Company paid-off $15.0 million of fixed rate FHLB advances with a coupon rate of 5.25% and a remaining maturity of 10 months and incurred a $531 thousand market-based prepayment loss on the extinguishment of the debt for a net gain of $45 thousand.

     Banking fee income amounted to $760 thousand for the quarter ending March 31, 2004 compared to $1.0 million during the same quarter last year, a decrease of $264 thousand or 25.8%. Loan fees decreased due to the slowdown of refinancing activity, which decreased mortgage brokerage fees by $214 thousand or 43.0% and prepayment penalties decreased by $71 thousand or 65.7% when comparing the March 2004 quarter to the March 2003 quarter. Trust fees from the Company’s subsidiary Harrington Wealth Management were the main source for the growth in banking fee income, contributing $145 thousand for the three months ending March 2004, an increase of $28 thousand or 23.6%, compared to the same quarter last year.

     The Company’s total other expenses were $4.7 million during the three months ended March 31, 2004, as compared to $4.3 million for the three months ended March 31, 2003, an increase of $446 thousand or 10.4%. The increase in expenses was largely due to the expenses associated with the initial start-up expenses for the Company’s new banking operations in Overland Park, Kansas and Ventura, California and higher costs for workers’ compensation insurance for the California operations and other insurance coverages, as well as an increase in general corporate expenses associated with the Company being a public company and the growth in banking operations.

     Increasing net income for the March 2004 quarter was the reduction in the effective tax rate for the March 31, 2004 quarter to 37.6% compared to 41.5% in the March 31, 2003 quarter that is due to the taxable income being earned and apportioned to states with lower tax rates. The Company expects the tax rate in future quarters to be approximately 40.7%.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 32.9% at March 31, 2004. At March 31, 2004, Los Padres Bank’s “liquid” assets totaled approximately $183.6 million.

     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At March 31, 2004, the Company had $256.5 million in FHLB advances and had $95.2 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $42.7 million based on excess collateral pledged at the FHLB as of March 31, 2004.

     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate that we will utilize the note payable as growth opportunities develop and it also provided additional liquidity for internal company growth. At March 31, 2004 and December 31, 2003, the Company did not have a balance due on the revolving line of credit.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At March 31, 2004, the total approved loan commitments outstanding amounted to $34.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $365.0 million and FHLB borrowings and repurchase agreements scheduled to mature within the same period amounted to $236.5 million. Management believes that the Company has adequate resources to fund all of its commitments and that the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2004, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At March 31, 2004, the Bank’s Tier 1 (Core) Capital Ratio was 6.1%, Total Risk-Based Capital Ratio was 10.8%, Tier 1 Risk-Based Capital Ratio was 10.0% and Tangible Equity Ratio was 6.1%.

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

     The Company has also entered into various total return swaps where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage backed security indexes relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2004, these prepayment assumptions varied from 7.4% to 57.8% for fixed-rate mortgages and mortgage-backed securities and varied from 6.9% to 27.7% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at March 31, 2004 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
				(Dollars in Thousands)
Market value gain (loss) in assets	$32,411	$25,353	$14,636		($18,194)	($39,477)	($62,947)
Market value gain (loss) of liabilities	(17,727)	(13,264)	(7,564)		7,743	15,709	23,911

Market value gain (loss) of net assets before interest rate contracts	14,684	12,089	7,072		(10,451)	(23,768)	(39,036)
Market value gain (loss) of interest rate contracts before tax	(17,243)	(12,060)	(5,778)		5,444	10,577	15,424

Total change in MVPE (2)	($2,559)	$29	$1,294		($5,007)	($13,191)	($23,612)

Change in MVPE as a percent of:
MVPE(2)	-3.09%	0.04%	1.56%		-6.05%	-15.95%	-28.55%
MVPE post shock ratio (3)	-0.26%	0.00%	0.13%		-0.50%	-1.31%	-2.35%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax MVPE of $82.7 million at March 31, 2004.

(3)	Pre-tax MVPE as a percentage of tangible assets.

     On April 2, 2004, the Company engaged in a $14.0 million, three year fixed rate term repurchase agreement at rate of 2.5% to further reduce interest rate risk.

     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.

Item 4: Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

The Company is involved in various legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Registrant.

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

b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the SEC on January 22, 2004 under items 7 and 9 announcing a press release of its earnings for the year and quarter ended December 31, 2003.

     The Company filed a Current Report on Form 8-K with the SEC on February 12, 2004 under items 7 and 12 announcing a six for five stock split in the form of a stock dividend.

     The Company filed a Current Report on Firm 8-K with the SEC on March 5, 2004 under items 5 and 7 that contained a presentation used for investor presentations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: May 11, 2004	By:	/S/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ SEAN CALLOW

Sean Callow,
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)