Form 10-Q
period 2004-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2004-08-13
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

     5,278,634 shares of Common Stock, par value $0.01 per share, outstanding as of August 4, 2004.

HARRINGTON WEST FINANCIAL GROUP, INC.

INDEX

		Page
Part I - Financial Information
Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Statements of Financial Condition as of June 30, 2004 (Unaudited) and December 31, 2003	2
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)	3
	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six months ended June 30, 2004 (Unaudited) and Year Ended December 31, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29
Part II - Other Information
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30
	Signatures	31
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$16,421	$22,856
Trading account assets	1,915	2,111
Securities available for sale	426,738	398,691
Securities held to maturity	163	222
Loans receivable, (net of allowance for loan losses of $4,903 and $4,587 at June 30, 2004 and December 31, 2003, respectively)	565,369	518,496
Accrued interest receivable	3,121	2,928
Premises and equipment, net	7,495	6,454
Due from broker	5,457	—
Prepaid expenses and other assets	2,454	1,867
Investment in FHLB stock, at cost	14,085	13,425
Deferred tax asset	2,201	2,651
Goodwill	3,981	3,981
Core deposit intangible, net	1,020	1,117

TOTAL ASSETS	$1,050,420	$974,799

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing	$556,559	$541,533
Non-interest bearing	33,230	29,164

Total Deposits	589,789	570,697
FHLB advances	295,000	262,500
Securities sold under repurchase agreements	79,510	65,728
Other debt	15,464	15,464
Due to broker	12,800	—
Accounts payable and accrued expenses	8,696	11,623
Income taxes payable	190	711

TOTAL LIABILITIES	1,001,449	926,723

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized:
5,269,184 and 5,206,141 shares issued and outstanding at of June 30, 2004 and December 31, 2003, respectively	53	43
Additional paid-in capital	31,129	30,710
Retained earnings	20,525	20,082
Accumulated other comprehensive income (loss), net of tax of $(2,008) and $(2,024) at June 30, 2004 and December 31, 2003, respectively	(2,736)	(2,759)

Total Stockholders’ Equity	48,971	48,076

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,050,420	$974,799

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Dollars in thousands, except share data

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest on loans	$8,752	$8,177	$17,344	$16,131
Interest and dividends on securities	3,975	3,129	7,630	6,533

Total interest income	12,727	11,306	24,974	22,664

INTEREST EXPENSE
Interest on deposits	2,521	2,647	5,056	5,312
Interest on FHLB advances and other borrowings	2,711	2,402	5,384	4,858

Total interest expense	5,232	5,049	10,440	10,170

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,495	6,257	14,534	12,494
PROVISION FOR LOAN LOSSES	230	250	320	610

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,265	6,007	14,214	11,884

OTHER INCOME (LOSS)
Income from trading assets	273	1,294	611	1,870
Loss on extinguishment of debt	(189)	(892)	(189)	(1,423)
Other income gain (loss)	(2)	(40)	(12)	50
Banking fee income	848	1,200	1,608	2,224

Total other income	930	1,562	2,018	2,721

OTHER EXPENSES
Salaries & employee benefits	2,704	2,555	5,387	5,024
Premises & equipment	741	671	1,465	1,324
Insurance premiums	121	82	269	151
Marketing	119	113	229	212
Computer services	168	166	323	326
Consulting fees	336	236	580	482
Office expenses & supplies	214	185	425	361
Other	467	464	931	886

Total other expenses	4,870	4,472	9,609	8,766

INCOME BEFORE INCOME TAXES	3,325	3,097	6,623	5,839
INCOME TAXES	1,345	1,286	2,584	2,424

NET INCOME	$1,980	$1,811	$4,039	$3,415

BASIC EARNINGS PER SHARE	$0.38	$0.35	$0.77	$0.66

DILUTED EARNINGS PER SHARE	$0.35	$0.33	$0.72	$0.63

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,258,765	5,193,541	5,233,966	5,193,541

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,613,093	5,411,472	5,576,272	5,398,831

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
	Common Stock		Additional Paid-in	Retained	Comprehensive	Other Comprehensive	Total Stockholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity
Balance, January 1, 2003 (1) (Note 2)	4,327,951	$43	$30,641	$13,795		$(2,007)	$42,472
Comprehensive income:
Net income				7,413	$7,413		7,413
Other comprehensive income, net of tax
Unrealized gains on securities					(1,245)	(1,245)	(1,245)
Effective portion in change in fair value of cash flow hedges					493	493	493

Total comprehensive income					$6,661

Stock options	10,500	—	69				69
Dividends on common stock				(1,126)			(1,126)

Balance, December 31, 2003	4,338,451	43	30,710	20,082		(2,759)	48,076
Comprehensive income:
Net income				4,039	$4,039		4,039
Other comprehensive income, net of tax
Unrealized gains on securities					(1,597)	(1,597)	(1,597)
Effective portion in change in fair value of cash flow hedges					1,620	1,620	1,620

Total comprehensive income					$4,062

Stock dividend – 6 for 5 stock split (Note 2)	867,658	9					9
Stock options exercised	63,075	1	419				420
Dividends on common stock				(3,596)			(3,596)

Balance, June 30, 2004	5,269,184	$53	$31,129	$20,525		($2,736)	48,971

(1) Previous year outstanding common stock has not been revised to reflect the 6 for 5 stock split (see Note 2)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2004	2003
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during period, net of tax (benefit) expense of $(1,345) and $1,046 for the six-months ending June 30, 2004 and 2003, respectively	$(1,960)	$1,473
Less: Reclassification adjustment for gains included in net income, net of tax expense of $249 and $505 for the six months ending June 30, 2004 and 2003, respectively	(363)	711

Net unrealized gain on securities, net of tax (benefit) expense of $(1,096) and $541 for the six months ending, June 30, 2004 and 2003, respectively	$(1,597)	$762

Unrealized net (loss) gain on cash flow hedges, net of tax (benefit) expense of $1,169 and $(1,003) for the six months ending June 30, 2004 and 2003, respectively	$1,703	$(1,410)
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense (benefit) of $57 and $0 for the six months ending June 30, 2004 and 2003, respectively.	83	—

Net unrealized loss on cash flow hedges, net of tax (benefit) expense of $1,112 and $(1,003) for the six months ending June 30, 2004 and 2003, respectively	$1,620	$(1,410)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended	Six months ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,039	$3,415
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	354	(1,054)
Depreciation and amortization	522	532
Amortization of premiums and discounts on loans receivable and securities	1,263	2,616
Provision for loan losses	320	610
Gain on sale of investment securities	(613)	(1,238)
Activity in securities held for trading	194	(194)
FHLB stock dividend	(260)	(291)
(Increase) decrease in accrued interest receivable	(194)	551
Increase (decrease) in income taxes payable	(521)	436
(Decrease) increase in deferred income taxes	450	(165)
(Increase) decrease in prepaid expenses and other assets	(6,044)	177
Increase (decrease) in accounts payable	8,867	706

Net cash provided by operating activities	8,377	6,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(47,530)	(49,014)
Proceeds from sales of securities available for sale	19,069	26,385
Principal paydowns on securities available for sale	52,707	89,862
Principal paydowns on securities held to maturity	60	49
Purchases of securities available for sale	(102,084)	(94,650)
Purchase of premises and equipment	(1,477)	(1,393)
Purchase of FHLB Stock	(400)	(1,456)

Net cash used in investing activities	(79,655)	(30,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,101	13,913
Increase in securities sold under agreements to repurchase	13,782	15,559
(Decrease) increase in FHLB advances	32,500	(11,000)
Advances on note payable	—	700
Exercise of stock options on common stock	420	—
Dividends paid on common stock	(960)	(346)

Net cash provided by financing activities	64,843	18,826

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,435)	(5,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,856	19,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,421	$13,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$8,415	$9,236
Income Taxes	$2,827	$448

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank, which operates 13 banking facilities serving individuals and small to medium-sized businesses. Ten banking facilities are operated on the California Central Coast, one banking facility is located in Scottsdale Arizona, and two banking facilities in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand. On May 3, 2004, a thirteenth banking facility opened in Ventura, California. The Company has a definitive purchase agreement to acquire an existing 3,500 square-foot office building near the Scottsdale, Arizona airport to be converted to a full service banking operation. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $124.1 million in assets under management or custody, and 51% of Los Padres Mortgage Company, LLC.

In June 2002, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage, LLC as a 51%-owned mortgage-banking subsidiary. Los Padres Mortgage, LLC brokers single-family residential and commercial real estate loans primarily to third party investors to generate fee income. The Bank also has the opportunity to purchase select single-family and commercial real estate loans from Los Padres Mortgage, LLC for its portfolio. Los Padres Mortgage, LLC began operations in September 2002.

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

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003, included in the Annual Report on Form 10-K.

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

Management believes the level of the allowance as of June 30, 2004 is adequate to absorb losses inherent in the loan portfolio.

On March 31, 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (EITF 03-1) which provides guidance o recognizing other-than temporary impairments on certain investments. The issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The Company is evaluating the impact of adopting ETIF 03-1 and has not yet completed this analysis.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. The Company uses the “fair value” method of accounting for compensation cost in connection with employee stock options. The fair value method requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized for this term is the “fair value” of the options at the time of the grant as determined by an option-pricing model. The option-pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the employee exercises the options.

The fair values of options granted under the Company’s incentive stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma net income and earnings per share for the three and six-month periods ended June 30, 2004 and June 30, 2003 would have been as follows:

	Three months ended
Pro Forma Results	June 30, 2004	June 30, 2003
Net income:
As reported	$1,980	$1,811
Pro forma	$1,943	$1,791
Earnings per share - basic:
As reported	$0.38	$0.35
Pro forma	$0.37	$0.35
Earnings per share - diluted:
As reported	$0.35	$0.33
Pro forma	$0.35	$0.33

	Six months ended
Pro Forma Results	June 30, 2004	June 30, 2003
Net income:
As reported	$4,039	$3,415
Pro forma	$3,964	$3,376
Earnings per share - basic:
As reported	$0.77	$0.66
Pro forma	$0.76	$0.65
Earnings per share - diluted:
As reported	$0.72	$0.63
Pro forma	$0.71	$0.62

For purposes of this computation, the significant assumptions used for the six-month periods ending June 30, 2004 and June 30, 2003, computed on a weighted average basis, were:

	2004	2003
Risk free interest rate:	4.06%	3.94%
Expected life (years):	9	9
Expected volatility 9 years	32.67%	29.03%

2. SIX - FOR - FIVE STOCK SPLIT

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

3. EARNINGS PER SHARE

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2004			Six months ended June 30, 2004
						Per-
	Income	Shares	Per-Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,980	5,258,765	$.38	$4,039	5,233,966	$.77
Effect of dilutive stock options		354,328	(.03)		342,306	(.05)

Diluted EPS	$1,980	5,613,093	$.35	$4,039	5,576,272	$.72

	Three months ended June 30, 2003			Six months ended June 30, 2003
						Per-
	Income	Shares	Per-Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,811	5,193,541	$.35	$3,415	5,193,541	$.66
Effect of dilutive stock options		217,931	(.02)		205,290	(.03)

Diluted EPS	$1,811	5,411,472	$.33	$3,415	5,398,831	$63

Item 2: Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements.

     This Form 10-Q contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

•	we may experience higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	changes in management’s valuation of our mortgage-backed and related securities portfolio and interest rate contracts;

•	increases in competitive pressure among financial institutions;

•	general economic conditions, either nationally or locally in areas in which we conduct or will conduct our operations, or conditions in financial markets may be less favorable than we currently anticipate;

•	our net income from operations may be lower than we expect;

•	we may lose more business or customers than we expect, or our operating costs may be higher than we expect;

•	changes in the interest rate environment and yield spreads and their impact on customer behavior, our interest margins, and market values;

•	the impact of repricing and competitors’ pricing initiatives on loan and deposit products;

•	our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•	our ability to access cost-effective funding;

•	our ability to successfully complete our strategy to continue to grow our business in California, Kansas and Arizona;

•	our returns from our securities portfolio may be lower than we expect; or

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines may adversely affect our ability to conduct our business.

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

     The Company is focused on providing its diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area, based on Management’s knowledge of the market, the favorable demographics and economies of each, and the banking relationship growth potential. The Company has ten offices on the central coast of California, two offices in the Kansas City metropolitan area, and a community banking office in the Phoenix/Scottsdale, Arizona metropolitan area. In addition, and as noted in the summary of accounting policies, the Company has a definitive purchase agreement to acquire an existing 3,500 square-foot office building near the Scottsdale, Arizona airport to be converted to a full service banking operation. In addition, in the third quarter of 2002, the Company established Los Padres Mortgage Company, LLC, a mortgage banking company engaged in a joint venture with the largest RE/MAX franchise in Arizona to broker single-family residential and commercial real estate loans in the Phoenix/Scottsdale metropolitan area. The Company opened its tenth Los Padres Bank office on the central coast of California in Ventura on May 3, 2004. Each of the Company’s markets has its own local independent management team operating under the Los Padres Bank or Harrington Bank names. The Company’s loan underwriting, corporate administration, and treasury functions are centralized to create operating efficiencies.

     Los Padres Bank and Harrington Bank provide an array of financial products and services for businesses and retail customers by attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate single-family and multi-family residential, commercial real estate, commercial business, and consumer loans.

     The Company also maintains a portfolio of predominantly highly liquid mortgage-backed and related securities as a means of managing its excess liquidity and enhancing its profitability. The Company utilizes various interest rate contracts as a means of managing its interest rate risk. The Company also operates Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded indexed funds.

Critical Accounting Policies

     General. The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of June 30, 2004, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

     Allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) an allocated allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance, which contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the specific allowances. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances.

Financial Condition

     The Company’s total assets increased to $1.050.4 million at June 30, 2004, as compared to $974.8 million at December 31, 2003, an increase of $75.6 million or 7.8%. The increase was partially attributable to growth in net loans to $565.4 million as of June 30, 2004, compared to $518.5 million at December 31, 2003, an increase of $46.9 million or 9.0%. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, consumer and commercial and industrial loans. Single-family residential loan balances increased to $98.2 million at June 30, 2004, compared to $93.7 million at December 31, 2003, an increase of $4.5 million, while non-single-family loans as a group increased to $473.5 million at June 30, 2004, compared to $430.4 million at December 31, 2003, an increase of $43.1 million.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	June 30, 2004		December 31, 2003
					Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount
Real Estate Loans:
Single-family	$98,259	17.2%	$93,725	17.9%	$4,534
Multi-family	86,664	15.2	82,090	15.7	4,574
Commercial	263,954	46.1	234,606	44.6	29,348
Construction (1)	20,020	3.5	30,835	5.9	(10,815)
Land acquisition and development	12,675	2.2	8,312	1.6	4,363
Commercial and industrial loans	67,978	11.9	56,942	10.9	11,036
Consumer loans	21,104	3.7	16,613	3.2	4,491
Other loans (2)	1,030	0.2	1,035	0.2	(5)

Total loans receivable	571,684	100%	524,158	100%	47,526

Less:
Allowance for loan loss	(4,903)		(4,587)		(316)
Net deferred loan fees	(1,518)		(1,394)		(124)
Net premiums	106		319		(213)

	(6,315)		(5,662)		(653)

Loans receivable, net	$565,369		$518,496		$46,873

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2004, we had $10.8 million of construction loans secured by residential properties, $3.3 million for land development and $5.9 million secured by commercial properties

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

     Securities classified as available for sale increased to $426.7 million at June 30, 2004, as compared to $398.7 million at December 31, 2003, an increase of $28.0 million or 7.0%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
June 30, 2004
Mortgage-backed securities — pass through	$134,638	$351	($1,446)	$133,543
Collateralized mortgage obligations	57,998	1	(708)	57,291
Commercial mortgage-backed securities	50,633	188	(123)	50,698
Asset-backed securities	183,659	1,096	(1,062)	183,693
Corporate debt securities	1,530	—	(17)	1,513

	$428,458	$1,636	($3,356)	$426,738

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
December 31, 2003
Mortgage-backed securities — pass through	$129,766	$915	($307)	$130,374
Collateralized mortgage obligations	48,704	—	(123)	48,581
Commercial mortgage-backed securities	59,927	1,022	(33)	60,916
Asset-backed securities	157,821	404	(973)	157,252
Corporate debt securities	1,489	79	—	1,568

	$397,707	$2,420	($1,436)	$398,691

     The fair values of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, prepayment speeds, and due to changes in interest rates. All of the available for sale securities held by the Company are carried at their fair value. Adjustments to the carrying amount for changes in fair value for securities classified as available-for-sale are not recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in other comprehensive income. Consequently, as shown in the tables above, there are unrealized gains and losses related to the available for sale securities held by the Company.

     The following table discloses security balances by categories that are at an unrealized loss at June 30, 2004 with the corresponding duration of the loss. Included in the table are 86 securities that have been in an unrealized loss position for less than a year and 8 securities that have been in an unrealized loss position for more than one year. Although the securities have varying levels of credit risk, the Company has concluded that none of these securities is other than temporarily impaired and the full recovery of principal and interest is expected if held to maturity. The Company has the ability and intent to hold these securities until recovery.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands) June 30, 2004	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$102,194	($1,402)	$6,059	$(44)	$108,253	($1,446)
Collateralized mortgage obligations	56,698	(708)	—	—	56,698	(708)
Commercial mortgage-backed securities	29,632	(89)	809	(34)	30,441	(123)
Asset-backed securities	24,803	(162)	6,021	(900)	30,824	(1,062)
Corporate debt securities	1,513	(17)	—	—	1,513	(17)

	$214,840	($2,378)	$12,889	($978)	$227,729	($3,356)

	Less than 12 Months		12 Months or More		Total
December 31, 2003	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$49,450	($307)			$49,450	($307)
Collateralized mortgage obligations	48,581	(123)			48,581	(123)
Commercial mortgage-backed securities	2,766	(33)			2,766	(33)
Asset-backed securities	29,092	(973)			29,092	(973)
Corporate debt securities	—	—	—	—	—	—

	$129,889	($1,436)	—	—	$129,889	($1,436)

     As of June 30, 2004, there were eight securities in an unrealized loss position for greater than twelve months: three mortgage backed securities, one commercial mortgage-backed security, and four asset-backed securities. Of the four asset backed securities in an unrealized loss position for a period greater than twelve months, one was mortgage related and three were non-mortgage related. As to the one mortgage-related asset backed security, management believes that the unrealized loss associated with this investment is attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. The 3 non-mortgage related asset-backed positions all relate to the same security, DVI 2002 A-3A, having a fair value and unrealized loss of $4.3 million and $899 thousand, respectively, at June 30, 2004. This security is collateralized by a pool of loans and leases on medical equipment and medical business loans, is of the senior tranches of the securities issued with priority cash flow rights, and is rated B1 by Moody’s and CCC by Fitch, as of June 30, 2004. Management believes that the $899 thousand of unrealized loss on this security is attributable to uncertainty surrounding the bankruptcy of the servicer, DVI, Inc. (“DVI”) and therefore the ability of the loans to be adequately monitored and serviced, as well as uncertainty about the future delinquency and default rates on the underlying loans. On February 24, 2004, an agreement was finalized to transfer the servicing of DVI securities to U.S. Bank, NA. Since December 2003, U.S. Bank personnel have been assisting DVI with the servicing of these securities and underlying loans. As of the six-months ending June 30, 2004, and as a result of our senior tranche position, 17% of our outstanding principal has been returned, and the average life of the security is estimated to be approximately two years. Management performs a stress test of the delinquencies on the underlying loans and the recovery rates of defaulted loans, and under these assumptions that are more conservative than current experience, Management projects that all interest and principal can be recovered on this security if held to maturity.

     The “Due from broker” account increased to $5.5 million at June 30, 2004, as compared to $0.0 at December 31, 2003, as a result of the sale of securities classified as available for sale, which were sold in the quarter but not settled until after quarter-end. In accordance with trade date accounting, the securities were not included in available for sale assets with a corresponding asset in the due from broker account.

     Total deposits increased to $589.8 million as of June 30, 2004, as compared to $570.7 million as of December 31, 2003, an increase of $19.1 million or 3.3%. The increase in deposits was attributable to the recently opened Overland Park and Ventura community banking offices in Kansas and California, opening in December 2003 and April 2004, respectively, with growth of $18.5 million and $9.2 million, respectively, during the six months ended June 30, 2004, while deposits in most other markets slightly decreased due to the Company’s emphasis on reducing the cost of higher rate sensitive deposits.

     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco increased to $295.0 million at June 30, 2004, compared to $262.5 million at December 31, 2003, a $32.5 million or 12.4% increase. During the quarter, the Company used FHLB advances and the growth of deposits in order to support the increase in new loan fundings. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”

     The “Due to broker” account increased to $12.8 million at June 30, 2004, as compared to $0.0 at December 31, 2003, as a result of the purchase of securities classified as available for sale, which were purchased in the quarter but not settled until after quarter-end. In accordance with trade date accounting, the securities were included in available for sale assets with a corresponding liability in the due to broker account.

     On April 20, 2004, the Company engaged in a $14.0 million, three year fixed rate term repurchase agreement at rate of 2.5% to further reduce interest rate risk.

     Stockholders’ equity increased to $49.0 million at June 30, 2004, as compared to $48.1 million at December 31, 2003, an increase of $895 thousand or 1.9%. The $895 thousand increase in stockholders’ equity was positively influenced by $4.0 million of net income recognized during the six-month period, a $1.6 million increase in the value of the effective portion of the interest rate swaps used as cash flow hedges to modify the interest rate sensitivity of the Banks short-term FHLB advances and $420 thousand of incentive stock options exercised. A $1.6 million decrease in the unrealized gains on securities available for sale and $3.6 million in dividends paid on the Company’s common stock offset these increases. With respect to the pay fixed rate, receive 3-month LIBOR swaps referred to above, the increase in value was attributable to the general increase in interest rates during the quarter.

Results of Operations

     The Company reported net income of $2.0 million for the three months ended June 30, 2004, as compared to $1.8 million for the three months ended June 30, 2003, an increase of $169 thousand or 9.3%. The Company reported net income of $4.0 million for the six months ended June 30, 2004, as compared to $3.4 million for the six months ended June 30, 2003, an increase of $624 thousand or 18.3%. The increase in net income was primarily driven by an increase in net interest income and a decline in the provision for loan losses, and was partially offset by an increase in non-interest expense and a decrease in other income. The Company’s overall tax rate was reduced in the first quarter of 2004 due to the apportionment of taxable income to states with lower income tax rates. On a diluted earnings per share basis, the Company earned $.35 per share for the three months ended June 30, 2004, compared to $.33 per share for the three months ended June 30, 2003. On a diluted earnings per share basis, the Company earned $.72 per share for the six months ended June 30, 2004, compared to $.63 per share for the six months ended June 30, 2003. Return on average equity was 16.1% and 16.7% in the June quarter and year-to-date periods compared to 16.3% and 15.6% in the same periods in 2003, respectively.

     The Company’s net interest income after provision for loan losses increased by $1.3 million or 20.9% to $7.3 million in the three months ended June 30, 2004 over the prior comparable period in 2003. The Company’s net interest income after provision for loan losses increased by $2.3 million or 19.6% to $14.2 million during the six months ended June 30, 2004 over the prior comparable period in 2003. The increase in the Company’s net interest income during both periods reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin remained relatively constant at 3.05% during the three months ended June 30, 2004, when compared to 3.04% in the same period of 2003. The net interest margin decreased by 6 basis points to 3.0% during the six months ended June 30, 2004, when compared to the same period in 2003. The slight decline in the net interest margin is due to the $93 million in average growth in lower margin investment securities and lower market rates, with the total yield on investment securities decreasing by 27 basis points from the six-month period ending June 2004 quarter compared to the June 2003 quarter. The investment growth was complimented by $62 million in average loan growth, with the total yield on loans declining by 34 basis points with the lower market rates. Over the same period, the cost of interest-bearing liabilities decreased by 34 basis points.

     The following tables sets forth, for the periods presented, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income before provision for loan losses; (iv) interest rate spread; and (v) net interest margin. No tax equivalent adjustments were made during the periods presented. Information is based on average daily balances during the presented periods.

	Three months ended June 30,
	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$542,073	$8,752	6.46%	$482,347	$8,177	6.78%
FHLB stock	14,022	140	4.01%	13,221	158	4.80%
Securities and trading account assets (2)	416,360	3,824	3.67%	311,481	2,913	3.74%
Cash and cash equivalents (3)	11,611	11	.39%	18,129	58	1.29%

Total interest-earning assets	984,066	12,727	5.17%	825,178	11,306	5.48%

Noninterest-earning assets	25,959			22,890

Total assets	$1,010,025			$848,068

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	115,118	239	.84%	126,828	362	1.14%
Passbook accounts and certificates of deposit	439,945	2,282	2.09%	380,646	2,285	2.41%

Total deposits	555,063	2,521	1.83%	507,474	2,647	2.09%

FHLB advances (4)	271,900	2,046	2.98%	242,120	2,215	3.62%
Reverse Repurchase Agreements	76,685	500	2.58%	10,128	73	2.86%
Other borrowings (5)	15,000	165	4.36%	12,711	114	3.55%

Total interest-bearing liabilities	918,648	5,232	2.27%	772,433	5,049	2.61%

Non-interest-bearing deposits	29,194			20,388
Non-interest-bearing liabilities	13,065			10,834

Total liabilities	960,907			803,655
Stockholders’ equity	49,118			44,413

Total liabilities and stockholders’ equity	$1,010,025			$848,068

Net interest-earning assets (liabilities)	$65,418			$52,745

Net interest income/interest rate spread		$7,495	2.90%		$6,257	2.87%

Net interest margin			3.05%			3.04%

Ratio of average interest-earnings assets to average interest-bearing liabilities			107.12%			106.83%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

	Six months ended June 30,
	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$533,537	$17,344	6.50%	$471,705	$16,131	6.84%
FHLB stock	13,796	264	3.83%	12,795	318	4.97%
Securities and trading account assets (2)	409,435	7,343	3.59%	316,016	6,103	3.86%
Cash and cash equivalents (3)	12,751	23	.36%	16,830	112	1.33%

Total interest-earning assets	969,519	24,974	5.15%	817,346	22,664	5.55%

Noninterest-earning assets	24,659			23,166
Total assets	$994,178			$840,512

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	118,612	518	.87%	129,925	741	1.14%
Passbook accounts and certificates of deposit	433,837	4,538	2.09%	377,785	4,571	2.42%

Total deposits	552,449	5,056	1.83%	507,710	5,312	2.09%

FHLB advances (4)	265,841	4,124	3.10%	241,492	4,564	3.78%
Reverse Repurchase Agreements	71,153	930	2.62%	5,518	74	2.73%
Other borrowings (5)	15,000	330	4.40%	12,044	220	3.65%

Total interest-bearing liabilities	904,443	10,440	2.31%	766,764	10,170	2.65%

Non-interest-bearing deposits	28,363			18,923
Non-interest-bearing liabilities	12,848			11,143

Total liabilities	945,654			796,830
Stockholders’ equity	48,524			43,682

Total liabilities and stockholders’ equity	$994,178			$840,512

Net interest-earning assets (liabilities)	$65,076			$50,582

Net interest income/interest rate spread		$14,534	2.84%		$12,494	2.90%

Net interest margin			3.00%			3.06%

Ratio of average interest-earnings assets to average interest-bearing liabilities			107.20%			106.60%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

     The following tables sets forth the effects of changing rates and volumes on net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rates (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three Months Ended
	June 30, 2004 vs. June 30, 2003
	Increase (decrease) due to			Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	($1,552)	$4,049	($1,922)	$575
FHLB stock	(105)	38	49	(18)
Securities and trading account assets (1)	(211)	3,924	(2,802)	911
Cash and cash equivalents (2)	(163)	(84)	200	(47)

Total
Total net change in income on interest- earning assets	(2,031)	7,927	(4,475)	1,421

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(391)	(134)	402	(123)
Passbook accounts and certificates of deposit	(1,224)	1,428	(207)	(3)

Total deposits	(1,615)	1,294	195	(126)
FHLB advances (3)	(1,557)	1,078	310	(169)
Reverse Repurchase Agreements	(28)	1,903	(1,448)	427
Other borrowings (4)	103	81	(133)	51

Total net change in expense on interest- bearing liabilities	(3,097)	4,356	(1,076)	183

Change in net interest income	$1,066	$3,571	($3,399)	$1,238

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

	Six Months Ended
	June 30, 2004 vs. June 30, 2003
	Increase (decrease) due to			Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	($1,593)	$4,229	($1,423)	$1,213
FHLB stock	(146)	50	42	(54)
Securities and trading account assets (1)	(871)	3,608	(1,497)	1,240
Cash and cash equivalents (2)	(164)	(54)	129	(89)

Total net change in income on interest- earning assets	(2,774)	7,833	(2,749)	2,310

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(347)	(129)	253	(223)
Passbook accounts and certificates of deposit	(1,238)	1,356	(151)	(33)

Total deposits	(1,585)	1,227	102	(256)
FHLB advances (3)	(1,635)	920	275	(440)
Reverse Repurchase Agreements	(7)	1,794	(931)	856
Other borrowings (4)	92	108	(90)	110

Total net change in expense on interest- bearing liabilities	(3,135)	4,049	(644)	270

Change in net interest income	$361	$3,784	($2,105)	$2,040

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

     The Company reported interest income of $12.7 million for the three months ended June 30, 2004, compared to $11.3 million for the three months ended June 30, 2003, an increase of $1.4 million or 12.6%. The Company reported total interest income of $25.0 million for the six months ended June 30, 2004, compared to $22.7 million for the six months ended June 30, 2003, an increase of $2.3 million or 10.2%. The primary reason for the increase during the periods was the increase in the volume of interest-earning assets in the periods, which was partially offset by a decrease in the average rate on interest-earning assets.

     The Company reported total interest expense of $5.2 million for the three months ended June 30, 2004, compared to $5.0 million for the three months ended June 30, 2003, an increase of $183 thousand or 3.6%. For the six months ended June 30, 2004, the Company reported total interest expense of $10.4 million, compared to $10.2 million for the six months ended June 30, 2003, an increase of $270 thousand or 2.7%. The increase in interest expense during both periods was attributable to an increase in the volume of interest-bearing liabilities net of a decrease in the average rate on interest-bearing liabilities as a result of the downward repricing of interest bearing-liabilities during the respective periods.

     The Company recorded its provision for loan losses of $230 thousand during the three months ended June 30, 2004, compared to $250 thousand for the three months ended June 30, 2003, a decrease of $20 thousand. Provision for loan losses of $320 thousand during the six months ended June 30, 2004, compared to $610 thousand for the six months ended June 30, 2003, a decrease of $290 thousand, despite the $46.9 million in loan growth since December 31, 2003. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At June 30, 2004, the Company had $5 thousand of non-performing assets, as compared to $12 thousand of total loans as of December 31, 2003.

     The Company’s total other income, which includes gain and losses on securities and extinguishment of debt, loans, deposits, borrowings, and trading assets, plus banking fee income amounted to $930 thousand for the quarter ending June 30, 2004 compared to $1.6 million during the same quarter last year, a decrease of $632 thousand or 40.5%. The Company’s total other income amounted to $2.0 million for the six month period ending June 30, 2004 compared to $2.7 million during the same period last year, a decrease of $703 thousand or 25.8%. The decrease in other income was primarily attributable to a decrease in mortgage brokerage and prepayment penalty fees as refinancings slowed markedly and lower net gains on assets and liabilities.

     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. That is, as spreads tighten, net mark-to-market gains are generated and as spreads widen, net mark-to-market losses occur on these instruments. During the June 2004 quarter, the Company had $82 thousand in net gains on trading assets, the sale of securities, other gains and losses and the extinguishment of related borrowings compared to net gain on these instruments of $362 thousand in the June 2003 quarter. For the six-months ended June 30, 2004, the net gains on trading assets, the sale of securities, other gains and losses, and the extinguishment of related borrowings was $410 thousand compared to $497 thousand in the same period in 2003. The decrease in net gains in the first six months of 2004 over 2003 of $87 thousand can be attributed largely to the higher spread narrowing of investment grade, commercial mortgage backed securities to comparable duration LIBOR swap rates in the first six-months of 2003 over 2004.

     Banking fee income amounted to $848 thousand for the quarter ending June 30, 2004 compared to $1.2 million during the same quarter last year, a decrease of $352 thousand or 29.3%. Banking fee income amounted to $1.6 million for the six-month period ending June 30, 2004 compared to $2.2 million during the same period last year, a decrease of $616 thousand or 27.7%. Loan fees decreased due to the slowdown of refinancing activity, which decreased mortgage brokerage fees by $543 thousand or 46.7% and prepayment penalty fees decreased by $168 thousand or 35.1% when comparing the June 2004 six-month period to the June 2003 six-month period. Fees on deposits and trust fees from the Company’s subsidiary, Harrington Wealth Management Company, were the main source of the growth in banking fee income. Deposit and other retail banking fee income contributed $384 thousand for the six months ending June 2004, an increase of $30 thousand or 8.5% as compared to the six-months ending June 30 2003. Harrington Wealth Management’s trust fee income contributed $295 thousand for the six-months ending June 2004, an increase of $65 thousand or 28.3%, compared to the same period last year.

     The Company’s total other expenses were $4.9 million during the three months ended June 30, 2004, as compared to $4.5 million for the three months ended June 30, 2003, an increase of $398 thousand or 8.9%. The Company’s total other expenses were $9.6 million during the six months ended June 30, 2004, as compared to $8.8 million for the six months ended June 30, 2003, an increase of $843 thousand or 9.6%. The increase in expenses was largely due to the expenses associated with the initial start-up expenses for the Company’s new banking operations in Overland Park, Kansas and Ventura, California and higher costs for workers’ compensation insurance for the California operations and other insurance coverages, as well as an increase in general corporate expenses associated with the Company being a public company and the growth in banking operations.

     Net income was favorably impacted in the June 2004 quarter and year-to-date periods by a reduction in the Company’s effective tax rate due to the taxable income being earned and apportioned to states with lower tax rates. The effective tax rate was 40.5% and 39.0% in the June 2004 quarter and year-to-date periods, respectively, compared to 41.5% for both the June quarter and year-to-date in 2003.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 34.2% at June 30, 2004. At June 30, 2004, Los Padres Bank’s “liquid” assets totaled approximately $189.7 million.

     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At June 30, 2004, the Company had $295.0 million in FHLB advances and had $72.3 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $52.3 million based on excess collateral pledged at the FHLB as of June 30, 2004.

     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate that we will utilize this line of credit as growth opportunities develop and to provide working capital. At June 30, 2004 and December 31, 2003, the Company had not utilized its revolving line of credit.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At June 30, 2004, the total approved loan commitments outstanding amounted to $36.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $44.1 million, and FHLB borrowings and repurchase agreements scheduled to mature within the same period amounted to $276.0 million. Management believes the Company has adequate resources to fund all of its commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco, or other borrowings, if it proved cost-effective to do so.

     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. The OTS, on July, 7, 2004, approved the payment of $6 million in dividends from Los Padres Bank to the Company over the next four quarters.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least

8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2004, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At June 30, 2004, the Bank’s Tier 1 (Core) Capital Ratio was 6.11%, Total Risk-Based Capital Ratio was 10.43%, Tier 1 Risk-Based Capital Ratio was 9.68% and Tangible Equity Ratio was 6.11%.

Asset and Liability Management

     In general, thrift financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of savings institutions have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to repricing within a shorter period of time. This factor has historically caused the income and market value of portfolio equity (“MVPE”) of savings institutions to be more volatile than other financial institutions.

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

     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president, chief financial officer, senior controller, director of financial reporting and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.

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

     Accordingly, the primary goal of the Company’s asset and liability management policy is to effectively increase the elasticity of its liabilities and/or effectively contract the elasticity of its assets so that the respective elasticities are matched as closely as possible. This elasticity adjustment can be accomplished internally, by restructuring the balance sheet, or externally by adjusting the elasticities of assets and/or liabilities through the use of interest rate contracts. The Company’s strategy is to hedge, either internally through the use of longer-term certificates of deposit or less sensitive transaction deposits and FHLB advances, or externally through the use of various interest rate contracts.

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

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately.

     The Company has also entered into various total return swaps where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage backed security indexes relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets. At June 30, 2004, the Company had $145 million of these swaps, and a 10 basis point spread change is expected to have a $696 thousand pre-tax mark-to-market value effect.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2004, these prepayment assumptions varied from 7.5% to 34.0% for fixed-rate mortgages and mortgage-backed securities and varied from 2.0% to 47.9% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at June 30, 2004 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$40,298	$30,691	$17,086		($19,839)	($41,652)	($64,652)
Market value gain (loss) of liabilities	(24,106)	(17,469)	(9,006)		9,209	18,479	27,647

Market value gain (loss) of net assets before interest rate contracts	16,192	13,222	8,080		(10,630)	(23,173)	(37,005)
Market value gain (loss) of interest rate contracts before tax	(18,617)	(11,953)	(5,757)		5,405	10,514	15,343

Total change in MVPE (2)	($2,425)	$1,269	$2,323		($5,225)	($12,659)	($21,662)

Change in MVPE as a percent of:
MVPE(2)	-2.84%	1.49%	2.72%		-6.12%	-14.84%	-25.39%
MVPE post shock ratio (3)	-0.51%	0.10%	0.09%		-0.35%	-0.92%	-1.67%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $85.3 million at June 30, 2004.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.

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

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

The Company is involved in various legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2: Changes in Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: The following items were submitted to the security holders for approval at the annual meeting held on May 25, 2004:

Election of the following two persons for a term of three years to the Board of Directors of the Company.

The results of the vote were as follows:

NAME	FOR	WITHHELD
Dr. Stanley J. Kon	4,474,671	27,397
Paul O. Halme	4,474,671	27,394

Ratification of independent auditors

FOR	AGAINST	ABSTAIN
4,473,049	8,140	20,876

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the SEC on April 19, 2004 under items 7 and 12 announcing a press release of its earnings for the year and quarter ended March 31, 2004.

     The Company filed a Current Report on Form 8-K with the SEC on June 4, 2004 under items 5 and 7 announcing the resignation of Sean Callow, CFO.

     The Company filed a Current Report on Form 8-K with the SEC on June 16, 2004 under items 5 and 7 announcing a special cash dividend to holders of record on June 28, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: August 12, 2004	By:	/s/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ WILLIAM W. PHILLIPS

William W. Phillips,
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)