Form 10-Q
period 2004-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2004-11-12
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,278,934 shares of Common Stock, par value $0.01 per share, outstanding as of November 5, 2004.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Statements of Financial Condition as of September 30, 2004 (Unaudited) and December 31, 2003	2
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	3
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine months ended September 30, 2004 (Unaudited) and Year Ended December 31, 2003	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	34
Part II — Other Information
Item 1. Legal Proceedings	35
Item 2. Changes in Securities and Use of Proceeds	35
Item 3. Defaults upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits and Reports on Form 8-K	35
Signatures	37
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$15,873	$22,856
Trading account assets (including assets pledged of $1,322 and $1,447, respectively)	1,904	2,111
Securities available for sale (including assets pledged of $218,024 and $160,599, respectively)	431,503	398,691
Securities held to maturity	121	222
Loans receivable, (net of allowance for loan losses of $5,128 and $4,587 at September 30, 2004 and December 31, 2003, respectively)	598,070	518,496
Accrued interest receivable	3,199	2,928
Premises and equipment, net	7,581	6,454
Prepaid expenses and other assets	2,339	1,867
Investment in FHLB stock, at cost	14,570	13,425
Deferred tax asset	2,337	2,651
Goodwill	3,981	3,981
Core deposit intangible, net	972	1,117

TOTAL ASSETS	$1,082,450	$974,799

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing	$577,511	$541,533
Non-interest bearing	35,411	29,164

Total Deposits	612,922	570,697
FHLB advances	298,000	262,500
Securities sold under repurchase agreements	80,090	65,728
Subordinated debt	25,774	15,464
Due to broker	5,696	—
Accounts payable and accrued expenses	8,677	11,623
Income taxes payable	967	711

TOTAL LIABILITIES	1,032,126	926,723

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized: 5,278,934 and 5,206,109 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	53	43
Additional paid-in capital	31,225	30,710
Retained earnings	21,979	20,082
Accumulated other comprehensive (loss), net of tax of $(119) and $(2,024) at September 30, 2004 and December 31, 2003, respectively	(2,933)	(2,759)

Total Stockholders’ Equity	50,324	48,076

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,082,450	$974,799

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Dollars in thousands, except share data

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest on loans	$9,182	$8,458	$26,526	$24,589
Interest and dividends on securities	4,089	3,393	11,720	9,926

Total interest income	13,271	11,851	38,246	34,515

INTEREST EXPENSE
Interest on deposits	2,705	2,555	7,761	7,866
Interest on FHLB advances and other borrowings	3,141	2,410	8,523	7,269

Total interest expense	5,846	4,965	16,284	15,135

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,425	6,886	21,962	19,380
PROVISION FOR LOAN LOSSES	230	100	550	710

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,195	6,786	21,412	18,670

OTHER INCOME (LOSS)
Income from trading assets	264	380	875	2,249
Loss on extinguishment of debt	(0)	(187)	(189)	(1,610)
Other income (loss) gain	(35)	(2)	(47)	47
Banking fee income	734	1,036	2,342	3,260

Total other income	963	1,227	2,981	3,946

OTHER EXPENSES
Salaries & employee benefits	2,589	2,521	7,977	7,545
Premises & equipment	811	679	2,276	2,003
Insurance premiums	128	209	397	359
Marketing	83	103	312	315
Computer services	184	162	507	488
Consulting fees	274	234	854	716
Office expenses & supplies	215	172	641	533
Other	544	499	1,476	1,385

Total other expenses	4,828	4,579	14,440	13,344

INCOME BEFORE INCOME TAXES	3,330	3,434	9,953	9,272
INCOME TAXES	1,351	1,436	3,935	3,859

NET INCOME	$1,979	$1,998	$6,018	$5,413

BASIC EARNINGS PER SHARE	$0.38	$0.38	$1.15	$1.04

DILUTED EARNINGS PER SHARE	$0.35	$0.37	$1.08	$1.00

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,276,774	5,194,411	5,248,339	5,193,930

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,622,519	5,472,539	5,589,300	5,424,126

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders'
	Stock	Amt	Capital	Earnings	Income	Income	Equity
Balance, January 1, 2003 (1)	4,327,951	$43	$30,641	$13,795		$(2,007)	$42,472
(Note 2)
Comprehensive income:
Net income				7,413	$7,413		7,413
Other comprehensive income, net of tax Unrealized (losses) on securities					(1,245)	(1,245)	(1,245)
Effective portion in change in fair value of cash flow hedges					493	493	493

Total comprehensive income					$6,661

Stock options	10,500	—	69				69
Dividends on common stock				(1,126)			(1,126)

Balance, December 31, 2003	4,338,451	43	30,710	20,082		(2,759)	48,076
Comprehensive income:
Net income				6,018	$6,018		6,018
Other comprehensive income, net of tax Unrealized (losses) on securities					(164)	(164)	(164)
Effective portion in change in fair value of cash flow hedges					(10)	(10)	(10)

Total comprehensive income					$5,844

Stock dividend — 6 for 5 stock split (Note 2)	867,658	9					9
Stock options exercised	72,825	1	515				516
Dividends on common stock				(4,121)			(4,121)

Balance, September 30, 2004	5,278,934	$53	$31,225	$21,979		($2,933)	50,324

(1) Previous year outstanding common stock has not been revised to reflect the 6 for 5 stock split (see Note 2)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2004	2003
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding (loss) arising during period, net of tax (benefit) expense of $(391) and $(835) for the nine-months ending September 30, 2004 and 2003, respectively	$(570)	$(1,333)
Less: Reclassification adjustment for gains included in net income, net of tax (benefit) expense of $(279) and $595 for the nine months ending September 30, 2004 and 2003, respectively	(406)	(839)

Net unrealized (loss) on securities, net of tax (benefit) of $(112) and $(1,430) for the nine months ending, September 30, 2004 and 2003, respectively	$(164)	$(494)

Unrealized net (loss) on cash flow hedges, net of tax (benefit) of $(61) and $(320) for the nine months ending September 30, 2004 and 2003, respectively	$(89)	$(448)
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax (benefit) of $(54) and $8 for the nine months ending September 30, 2004 and 2003, respectively.	(79)	(12)

Net unrealized loss on cash flow hedges, net of tax (benefit) of $(7) and $(312) for the nine months ending September 30, 2004 and 2003, respectively	$(10)	$(460)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,018	$5,413
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	211	(1,493)
Depreciation and amortization	839	802
Amortization of premiums and discounts on loans receivable and securities	2,218	3,352
Provision for loan losses	550	710
(Gain) on sale of investment securities	(685)	(1,455)
Activity in securities held for trading	204	(14)
FHLB stock dividend	(423)	(434)
(Increase) decrease in accrued interest receivable	(271)	569
Increase (decrease) in income taxes payable	256	626
Increase (decrease) in deferred income taxes	314	(730)
(Increase) in prepaid expenses and other assets	(472)	(401)
Increase in accounts payable	108	5,616

Net cash provided by operating activities	8,867	12,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) in loans receivable	(80,619)	(55,850)
Proceeds from sales of securities available for sale	26,604	30,757
Principal paydowns on securities available for sale	71,380	119,494
Principal paydowns on securities held to maturity	102	55
Purchases of securities available for sale	(132,198)	(172,588)
Purchase of premises and equipment	(1,836)	(2,070)
(Purchase) of FHLB Stock	(722)	(986)

Net cash used in investing activities	(117,289)	(81,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,240	14,906
Increase in securities sold under agreements to repurchase	14,362	65,376
Increase (decrease) in FHLB advances	35,500	(17,500)
(Payments) on note payable		(11,300)
Increase trust preferred securities	10,310	15,000
Exercise of stock options on common stock	515	69
Dividends paid on common stock	(1,488)	(692)

Net cash provided by financing activities	101,439	65,859

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,983)	(2,768)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,856	19,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,873	$16,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$13,254	$12,422
Income Taxes	$3,502	$3,301

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company operating in multiple markets and incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank, which operates 13 banking facilities serving individuals and small to medium-sized businesses. Ten banking facilities are operated on the California Central Coast, one banking facility is located in Scottsdale Arizona, and two banking facilities in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. On May 3, 2004, a thirteenth banking facility opened in Ventura, California. The Company has a definitive purchase agreement to acquire an existing 3,500 square-foot office building near the Scottsdale, Arizona airport to be converted into a full service banking operation. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $126.6 million in assets under management or custody.

In June 2002, the Bank entered into a joint venture agreement with Market Resources, Inc., the owner of numerous RE/MAX brokerage agencies in the Phoenix and Scottsdale, Arizona, metropolitan areas. Under the agreement, the Bank established Los Padres Mortgage, LLC as a 51%-owned mortgage-banking subsidiary. Los Padres Mortgage, LLC brokers single-family residential and commercial real estate loans primarily to third party investors to generate fee income. In the September 2004 quarter, the Company terminated this joint venture and retained selected employees to continue the origination of mortgage loans in the Phoenix metro on the Bank’s platform.

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

Management believes the level of the allowance as of September 30, 2004 is adequate to absorb losses inherent in the loan portfolio.

Fair Value of Options — The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

The fair values of options granted under the Company’s incentive stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma net income and earnings per share for the three and nine-month periods ended September 30, 2004 and September 30, 2003 would have been as follows:

Pro Forma Results

	Three months ended
	September 30,	September 30,
	2004	2003
Net income:
As reported	$1,979	$1,998
Pro forma	$1,943	$1,979
Earnings per share — basic:
As reported	$0.38	$0.38
Pro forma	$0.37	$0.38
Earnings per share — diluted:
As reported	$0.35	$0.37
Pro forma	$0.35	$0.36

Pro Forma Results

	Nine months ended
	September 30,	September 30,
	2004	2003
Net income:
As reported	$6,018	$5,413
Pro forma	$5,946	$5,357
Earnings per share — basic:
As reported	$1.15	$1.04
Pro forma	$1.13	$1.03
Earnings per share — diluted:
As reported	$1.08	$1.00
Pro forma	$1.06	$0.99

For purposes of this computation, the significant assumptions used for the nine-month periods ending September 30, 2004 and September 30, 2003, computed on a weighted average basis, were:

	2004	2003
Risk free interest rate:	4.06%	3.94%
Expected life (years):	9	9
Expected volatility 9 years	32.67%	29.03%

Recent Accounting Pronouncements — In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of EITF 03-1 may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

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

3.	EARNINGS PER SHARE

The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,979	5,276,774	$.38	$6,018	5,248,339	$1.15
Effect of dilutive stock options		345,745	(.03)		340,961	(.07)

Diluted EPS	$1,979	5,622,519	$.35	$6,018	5,589,300	$1.08

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,998	5,194,411	$.38	$5,413	5,193,930	$1.04
Effect of dilutive stock options		278,128	(.01)		230,196	(.04)

Diluted EPS	$1,998	5,472,539	$.37	$5,413	5,424,126	$1.00

4.	COMMITMENTS AND CONTINGENCIES

In September 2004, the Company issued, through Harrington West Capital Trust II, $10.3 million of trust-preferred securities in a private placement. In September 2003, the Company issued, through Harrington West Capital Trust I, $15.5 million of trust-preferred securities in a private placement. Both Harrington West Capital Trust I and II are 100% owned unconsolidated subsidiaries of Harrington West Financial Group and were established for issuance of these trust preferred securities. In connection with the issuance of the preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that Harrington West Trust I and II has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. The issuance of the trust preferred securities are reflected in the Consolidated Statement of Financial Condition as subordinated debt.

The following tables present our contractual obligations and commercial commitments as of September 30, 2004.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$433,928	$394,344	$29,658	$7,877	$2,049
FHLB advances	298,000	279,000	—	—	19,000
Reverse Repurchase Agreements.	80,090	21,090	14,000	30,000	15,000
Leases	19,474	1,272	2,504	2,426	13,272
Subordinated debt.	25,774	—	—	—	25,774
Due to broker	5,696	5,696	—	—	—
Accrued interest payable	667	667

Total contractual obligations	$863,629	$702,069	$46,162	$40,303	$75,095

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$23,748	$9,106	$1,813	$11,834	$995
Consumer lines of credit(1)	36,910	1,450	—	—	35,460
Undisbursed portion of loans in process	34,735	801	33,934	—	—
Approved but, unfuned mortgage loans	24,544	24,544	—	—	—
Approved but, unfunded commercial loans	7,661	7,661	—	—	—
Approved but unfunded consumer loans.	760	760	—	—	—
Letters of credit	791	226	105	—	460

Total commitments	$129,149	$44,548	$35,852	$11,834	$36,915

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Item 2: Management’s Discussion and Analysis

General

     We are a diversified, community-based, financial institution holding company operating in multiple markets and headquartered in Solvang, California with executive offices in Overland Park, Kansas.

Mission

     Our mission is to develop diversified and highly profitable community-focused, banking operations in the markets of the Central Coast of California, the Kansas City metro, and the Phoenix/Scottsdale metro. Although these markets are geographically dispersed, we have considerable market knowledge of each of these areas, local management with extensive experience in banking and the particular market, relationship development potential due to our ties to the communities, and each market offers favorable demographic and economic characteristics. All of these banking operations are operated under the Los Padres Bank, FSB charter so that we can gain operating efficiencies from centralized administration and operating systems. However, each region’s banking operation is distinct to its market and its clientele, and lead by a local management team responsible for developing and expanding the banking operations on a profitable basis. The Kansas City banking offices operate under the Harrington Bank (dba) brand name, and the California and Arizona offices operate under the Los Padres Bank brand name.

We believe this multiple market banking strategy provides the following benefits to our shareholders:

1. Diversification of the loan portfolio and economic and credit risk.

2. Options to capitalize on the most favorable growth markets and harvest overvalued markets.

3. The capability to deploy the Company’s diversified product mix and emphasize those products that are best suited for the market

4. The ability to price products strategically among the markets in an attempt to maximize profitability.

We plan to grow the banking operations in these markets opportunistically and expect the opening of two to three banking offices every 18 months through new branching. We evaluate financial institution acquisition opportunities but are value oriented. Acquisitions are expected to be accretive to earnings per share within a 12 month period.

Since 1997, we have grown from 4 banking offices to 14 banking offices. We have 10 full service banking offices on the Central Coast of California from Ventura to Atascadero along Highway 101, 2 banking offices in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 2 offices in Scottsdale, Arizona, when the second office is completed and opened in the Scottsdale Airpark in early 2005. We are working on additional expansion opportunities in each market.

Product Line Diversification

We have broadened our product lines over the last 5 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets.

Modern Financial Skills

We believe we have considerable expertise in investment and asset liability management from the CEO’s background in this field for 20 years, wherein he spent 13 years with Smith Breeden Associates, Inc. consulting on risk management practices with banking institutions and advising on billions of mortgage assets managed on a short duration basis. We attempt to control interest rate risk to a low level through the use of interest rate risk management tools, and we utilize excess capital in a low duration and high credit quality investment portfolio of largely mortgage related securities to enhance our earnings. Our goal is to produce a pre-tax return on these investments of 1.25% to 1.50% over the related funding sources. We believe our ability to price loans and investments on an option-adjusted spread basis and then manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, who can not offer these products due to their inability to manage the interest rate risk.

Control Banking Risks

We seek to control banking risks. We have established a disciplined credit evaluation and underwriting environment that emphasizes the assessment of collateral support, cash flows, guarantor support, and stress testing. We manage operational risk through stringent policies, procedures, and controls and interest rate risk through our modern financial and hedging skills.

Concentrate on Selected Performance Measures

We evaluate our performance based upon the primary measures of return on average equity, which we are trying to maintain in the mid teens, earnings per share growth, and additional franchise value creation through the growth of deposits, loans and wealth management assets.

Profitability Drivers

The factors that we expect to drive our profitability in the future are as follows:

1.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as HELOC loans.

2.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to less time based certificates of deposit.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return over one month LIBOR of approximately 1.25% to 1.50% per annum.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios.

Together, we believe these factors will contribute to more consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections.

Results of Operations

     The Company reported net income of $2.0 million for the three months ended September 30, 2004, as compared to $2.0 million for the three months ended September 30, 2003, a decrease of $19 thousand or 1.0%. The Company reported net income of $6.0 million for the nine months ended September 30, 2004, as compared to $5.4 million for the nine months ended September 30, 2003, an increase of $605 thousand or 11.2%. The increase in net income was primarily driven by an increase in net interest income and a decline in the provision for loan losses, which was partially offset by an increase in non-interest expense and a decrease in other income. The Company’s overall tax rate was reduced in the first quarter of 2004 due to the apportionment of taxable income to states with lower income tax rates. On a diluted earnings per share basis, the Company earned $.35 per share for the three months ended September 30, 2004, compared to $.37 per share for the three months ended September 30, 2003. On a diluted earnings per share basis, the Company earned $1.08 per share for the nine months ended

September 30, 2004, compared to $1.00 per share for the nine months ended September 30, 2003. Return on average equity was 15.9% and 16.3% in the September 2004 quarter and year-to-date periods compared to 17.5% and 16.3% in the same periods in 2003, respectively.

     The Company’s net interest income after provision for loan losses increased by $409 thousand or 6.0% to $7.2 million in the three months ended September 30, 2004 over the prior comparable period in 2003. The Company’s net interest income after provision for loan losses increased by $2.7 million or 14.7% to $21.4 million during the nine months ended September 30, 2004 over the prior comparable period in 2003. The increase in the Company’s net interest income during both periods reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin decreased by 34 basis points to 2.90% during the three months ended September 30, 2004, when compared to 3.24% in the same period of 2003. The net interest margin decreased by 16 basis points to 2.95% during the nine months ended September 30, 2004, when compared to the same period in 2003. The decline in the net interest margin is due to the $95.8 million in average growth in lower margin investment securities that exceeded the $67.1 million in average loan growth with higher margins. Also, the decline in the margin is also due to some temporary lags in the repricing of interest rates on loans relative to liabilities and hedge instruments.

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

	Three months ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$581,250	$9,182	6.36%	$503,728	$8,458	6.72%
FHLB stock	14,406	191	5.29%	13,245	134	4.02%
Securities and trading account assets (2)	425,735	3,880	3.65%	325,143	3,209	3.95%
Cash and cash equivalents (3)	12,271	18	.59%	16,980	50	1.17%

Total interest-earning assets	1,033,662	13,271	5.13%	859,096	11,851	5.52%

Noninterest-earning assets	24,749			20,645

Total assets	$1,058,411			$879,741

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	121,312	298	.97%	125,587	328	1.03%
Passbook accounts and certificates of deposit	451,051	2,407	2.12%	386,148	2,227	2.29%

Total deposits	572,363	2,705	1.88%	511,735	2,555	1.98%

FHLB advances (4)	298,989	2,429	3.18%	211,929	1,876	3.46%
Reverse Repurchase Agreements	79,853	524	2.57%	64,060	421	2.57%
Other borrowings (5)	15,435	188	4.78%	12,310	113	3.60%

Total interest-bearing liabilities	966,640	5,846	2.39%	800,034	4,965	2.45%

Non-interest-bearing deposits	33,077			23,578
Non-interest-bearing liabilities	9,046			10,529

Total liabilities	1,008,763			834,141
Stockholders’ equity	49,648			45,600

Total liabilities and stockholders’ equity	$1,058,411			$879,741

Net interest-earning assets (liabilities)	$67,022			$59,062

Net interest income/interest rate spread		$7,425	2.74%		$6,886	3.07%

Net interest margin			2.90%			3.24%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.93%			107.38%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

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

	Three Months Ended
	September 30, 2004 vs. September 30,2003
	Increase (decrease) due to			Total Net
				Increase
	Rate	Volume	Rate/ Volume	(Decrease)
		(In Thousands)
Interest-earning assets:
Loans receivable (1)	$(2,042)	$5,207	$(2,441)	$724
FHLB stock	168	47	(158)	57
Securities and trading account assets (2)	(985)	3,972	(2,316)	671
Cash and cash equivalents (3)	(99)	(55)	122	(32)

Total Total net change in income on interest- earning assets	(2,958)	9,171	(4,793)	1,420

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(78)	(44)	92	(30)
Passbook accounts and certificates of deposit	(639)	1,486	(667)	180

Total deposits	(717)	1,442	(575)	150
FHLB advances (4)	(606)	3,017	(1,858)	553
Reverse Repurchase Agreements	(1)	407	(303)	103
Other borrowings (5)	145	112	(182)	75

Total net change in expense on interest- bearing liabilities	(1,179)	4,978	(2,918)	881

Change in net interest income	$(1,779)	$4,193	$(1,875)	$539

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

	Nine months ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$549,557	$26,526	6.44%	$482,497	$24,589	6.79%
FHLB stock	14,001	456	4.34%	12,946	452	4.66%
Securities and trading account assets (2)	414,908	11,223	3.61%	319,092	9,312	3.89%
Cash and cash equivalents (3)	12,590	41	.43%	16,881	162	1.28%

Total interest-earning assets	991,056	38,246	5.15%	831,416	34,515	5.54%

Noninterest-earning assets	24,533			23,173
Total assets	$1,015,589			$853,589

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	119,518	815	.91%	128,464	1,068	1.11%
Passbook accounts and certificates of deposit	439,617	6,946	2.11%	380,603	6,798	2.38%

Total deposits	559,135	7,761	1.85%	509,067	7,866	2.06%

FHLB advances (4)	276,971	6,549	3.15%	231,529	6,439	3.71%
Reverse Repurchase Agreements	74,074	1,455	2.62%	25,246	497	2.62%
Other borrowings (5)	15,146	519	4.57%	12,134	333	3.66%

Total interest-bearing liabilities	925,326	16,284	2.35%	777,976	15,135	2.59%

Non-interest-bearing deposits	29,946			20,492
Non-interest-bearing liabilities	11,117			10,731

Total liabilities	966,389			809,199
Stockholders’ equity	49,200			44,390

Total liabilities and stockholders’ equity	$1,015,589			$853,589

Net interest-earning assets (liabilities)	$65,730			$53,440

Net interest income/interest rate spread		$21,962	2.81%		$19,380	2.95%

Net interest margin			2.95%			3.11%

Ratio of average interest-earnings assets to average interest-bearing liabilities			107.10%			106.87%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

	Nine Months Ended
	September 30, 2004 vs. September 30, 2003
	Increase (decrease) due to			Total Net
				Increase
	Rate	Volume	Rate/ Volume	(Decrease)
		(In Thousands)
Interest-earning assets:
Loans receivable (1)	$(1,732)	$4,556	$(887)	$1,937
FHLB stock	(41)	50	(5)	4
Securities and trading account assets (2)	(909)	3,729	(909)	1,911
Cash and cash equivalents (3)	(143)	(55)	77	(121)

Total net change in income on interest- earning assets	(2,825)	8,280	(1,724)	3,731

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(256)	(99)	102	(253)
Passbook accounts and certificates of deposit	(1,047)	1,406	(211)	148

Total deposits	(1,303)	1,307	(109)	(105)
FHLB advances (4)	(1,284)	1,684	(290)	110
Reverse Repurchase Agreements	(1)	1,281	(322)	958
Other borrowings (5)	110	110	(34)	186

Total net change in expense on interest- bearing liabilities	(2,478)	4,382	(755)	1,149

Change in net interest income	$347	$3,897	$(970)	$2,582

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

     The Company reported interest income of $13.3 million for the three months ended September 30, 2004, compared to $11.9 million for the three months ended September 30, 2003, an increase of $1.4 million or 12.0%. The Company reported total interest income of $38.2 million for the nine months ended September 30, 2004, compared to $34.5 million for the nine months ended September 30, 2003, an increase of $3.7 million or 10.8%. The primary reason for the increase during the periods was the increase in the volume of interest-earning assets in the periods, which was partially offset by a decrease in the average rate on interest-earning assets due to falling interest rates and the refinancing of higher rate loans and investments to lower rates.

     The Company reported total interest expense of $5.8 million for the three months ended September 30, 2004, compared to $5.0 million for the three months ended September 30, 2003, an increase of $881 thousand or 17.7%. For the nine months ended September 30, 2004, the Company reported total interest expense of $16.3 million, compared to $15.1 million for the nine months ended

September 30, 2003, an increase of $1.1 million or 7.6%. The increase in interest expense during both periods was attributable to an increase in the volume of interest-bearing liabilities net of a decrease in the average rate on interest-bearing liabilities as a result of the downward repricing of interest bearing-liabilities due to falling interest rates and the increase in non-costing deposits.

     The Company recorded its provision for loan losses of $230 thousand during the three months ended September 30, 2004, compared to $100 thousand for the three months ended September 30, 2003, a increase of $130 thousand. Provision for loan losses of $550 thousand during the nine months ended September 30, 2004, compared to $710 thousand for the nine months ended September 30, 2003, a decrease of $160 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At September 30, 2004, the Company had $380 thousand of non-performing assets, as compared to $12 thousand of total loans as of December 31, 2003.

The following table sets forth the activity in our allowance for loan losses for the periods indicated

	For the Quarter Ended		For the Year Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Balance at beginning of period	$4,903	$4,407	$4,587	$3,797
Charge-offs:
Real estate loans
Single-family residential		—		—
Multi-family residential		—		—
Commercial		—		—
Consumer and other loans	(5)	—	(9)	—

Total charge-offs	(5)	—	(9)	—

Net charge-offs	(5)	—	(9)	—

Provision (credit) for losses on loans	230	100	550	710

Balance at end of period	$5,128	$4,507	$5,128	$4,507

Allowance for loan losses as a percent of total loans outstanding	0.86%	0.89%	0.86%	0.89%

Ratio of net charge-offs to average loans outstanding	—%	—%	—%	—%

     The Company’s total other income, which includes gain and losses on securities, other assets, and extinguishment of debt, loans, deposits, borrowings, and trading assets, plus banking fee income amounted to $963 thousand for the quarter ending September 30, 2004 compared to $1.2 million during the same quarter last year, a decrease of $264 thousand or 21.5%. The Company’s total other income amounted to $3.0 million for the nine month period ending September 30, 2004 compared to $3.9 million during the same period last year, a decrease of $965 thousand or 24.5%. The decrease in other income was primarily attributable to a decrease in mortgage brokerage and prepayment penalty fees as refinancings slowed markedly, as well as slightly lower net gains on assets and liabilities.

     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. That is, as spreads tighten, net mark-to-market gains are generated, and as spreads widen, net mark-to-market losses occur on these instruments. During the September 2004 quarter, the Company had $229 thousand in net gains on trading assets, the sale of securities, other gains and losses and the extinguishment of related borrowings compared to net gain on these instruments of $191 thousand in the September 2003 quarter. For the nine-months ended September 30, 2004, the net gains on trading assets, the sale of securities, other gains and losses, and the extinguishment of related borrowings was $639 thousand compared to $686 thousand in the same period in 2003. The decrease in net gains in the first nine months of 2004 over 2003 of $47 thousand can be attributed largely to the greater degree of spread narrowing of investment grade, commercial mortgage backed securities to comparable duration LIBOR swap rates during the first nine-months of 2003 over 2004.

     Management measures the performance of the investment portfolio on the spread between its total return (interest income plus net gains and losses on securities and hedges) and one month LIBOR with a goal spread of 1.25% and 1.50%. For the September 2004 quarter and year-to-date periods, the investment portfolio has generated annualized net returns on this basis of 3.9% and 2.4%, respectively. Management expects to manage the size of the investment portfolio opportunistically as equity capital levels warrant and based on the growth of core banking assets and liabilities.

     Banking fee income amounted to $734 thousand for the quarter ending September 30, 2004 compared to $1.0 million during the same quarter last year, a decrease of $302 thousand or 29.2%. Banking fee income amounted to $2.3 million for the nine-month period ending September 30, 2004 compared to $3.3 million during the same period last year, a decrease of $918 thousand or 28.2%. Loan fees decreased in the comparable 2004 to 2003 periods due to the slowdown of mortgage loan refinancing activity, which decreased mortgage brokerage fees by $798 thousand or 48.4% and prepayment penalty and other loan fees decreased by $291 thousand or 48.3% when comparing the September 2004 nine-month period to the same period in 2003. Fees on deposits and trust fees from the Company’s subsidiary, Harrington Wealth Management Company, were the main source of the growth in banking fee income. Deposit and other retail banking fee income contributed $731 thousand for the nine months ending September 2004, an increase of $71 thousand or 10.8% as compared to the nine-months ending September 30 2003. Harrington Wealth Management’s trust fee income contributed $447 thousand for the nine-months ending September 2004, an increase of $100 thousand or 28.8%, compared to the same period in 2003.

     In the September 2004 quarter, the Company did start to realize positive benefits from the implementation of its overdraft protection program in mid August. In the September 2004 quarter, overdraft related fees were $109 thousand, compared to $82 thousand and $63 thousand in the June 2004 and September 2003 quarters, respectively. The Company expects further growth in this fee income source over the next few quarters.

The following chart shows the comparison of banking fee income sources for the September 2004 quarter and year-to-date periods over the same periods in 2003.

(Dollars in thousands)
	September	September		September	September
	2004	2003		2004	2003	%
Banking Fee Type	Quarter	Quarter	% Change	YTD	YTD	Change
Mortgage Brokerage Fees	$234	$490	(52.2)%	$852	$1,650	(48.4)%
Prepayment Penalties and other Loan Fees	81	206	(60.7)%	312	603	(48.3)%
Deposit & Other Retail Banking Fees	267	222	20.3%	731	660	10.8%
Harrington Wealth Management Fees	152	118	28.8%	447	347	28.8%

Total	$734	$1,036	(29.2)%	$2,342	$3,260	(28.2)%

     The Company’s total other expenses were $4.8 million during the three months ended September 30, 2004, as compared to $4.6 million for the three months ended September 30, 2003, an increase of $249 thousand or 5.4%. The Company’s total other expenses were $14.4 million during the nine months ended September 30, 2004, as compared to $13.3 million for the nine months ended September 30, 2003, an increase of $1.1 million or 8.2%. The increase in expenses was largely due to the expenses associated with the initial start-up expenses for the Company’s new banking operations in Overland Park, Kansas and Ventura, California and higher costs for workers’ compensation insurance for the California operations and other insurance coverages, as well as an increase in general corporate expenses associated with the Company being a public company and the growth in banking operations.

     Net income was favorably impacted in the September 2004 quarter and year-to-date periods by a reduction in the Company’s effective tax rate due to the taxable income being earned and apportioned to states with lower tax rates. The effective tax rate was 40.6% and 39.5% in the September 2004 quarter and year-to-date periods, respectively, compared to 41.8% and 41.6% for the September quarter and year-to-date in 2003.

Financial Condition

     The Company’s total assets increased to $1.1 billion at September 30, 2004, as compared to $974.8 million at December 31, 2003, an increase of $107.7 million or 11.0%. The increase was partially attributable to growth in net loans of $79.6 million or 15.3% to $598.1 million as of September 30, 2004, compared to $518.5 million at December 31, 2003. . The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, consumer and commercial and industrial loans. Single-family residential loan balances increased to $99.8 million at September 30, 2004, compared to $93.7 million at December 31, 2003, an increase of $6.1 million, while non-single-family loans as a group increased to $505.0 million at September 30, 2004, compared to $430.4 million at December 31, 2003, an increase of $74.6 million. The mix of non-single family loans increased from 82.1% to 83.5% over the December 31, 2003 to September 30, 2004 period.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	September 30, 2004		December 31, 2003
					Change
	Amount	Percent	Amount	Percent	Amount
(Dollars in thousands)
Real Estate Loans:
Single-family	$99,826	16.5%	$93,725	17.9%	$6,101
Multi-family	90,160	14.9	82,090	15.7	8,070
Commercial	272,269	45.0	234,607	44.8	37,662
Construction (1)	21,300	3.5	30,835	5.9	(9,535)
Land acquisition and development	24,073	4.0	8,312	1.6	15,761
Commercial and industrial loans	73,104	12.1	56,942	10.8	16,162
Consumer loans	23,051	3.8	16,612	3.1	6,439
Other loans (2)	994	0.2	1,035	0.2	(41)

Total loans receivable	604,777	100.0%	524,158	100.0%	80,619

Less:
Allowance for loan loss	(5,128)		(4,587)		(541)
Net deferred loan fees	(1,640)		(1,394)		(246)
Net premiums	61		319		(258)

	(6,707)		(5,662)		(1,045)

Loans receivable, net	$598,070		$518,496		$79,574

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2004, we had $14.3 million of construction loans secured by residential properties, $3.0 million for land development and $4.0 million secured by commercial properties

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

     Securities classified as available for sale increased to $431.5 million at September 30, 2004, as compared to $398.7 million at December 31, 2003, an increase of $32.8 million or 8.2%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:
September 30, 2004
Mortgage-backed securities — pass through	$125,013	$453	$(907)	$124,559
Collateralized mortgage obligations	62,993	23	(441)	62,575
Commercial mortgage-backed securities	49,637	791	(21)	50,407
Asset-backed securities	191,613	1,257	(435)	192,435
Corporate debt securities	1,530	—	(23)	1,527

	$430,806	$2,524	$(1,827)	$431,503

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:
December 31, 2003
Mortgage-backed securities — pass through	$129,766	$915	$(307)	$130,374
Collateralized mortgage obligations	48,704	—	(123)	48,581
Commercial mortgage-backed securities	59,927	1,022	(33)	60,916
Asset-backed securities	157,821	404	(973)	157,252
Corporate debt securities	1,489	79	—	1,568

	$397,707	$2,420	$(1,436)	$398,691

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

     The following table discloses security balances by categories that are at an unrealized loss at September 30, 2004 with the corresponding duration of the loss. Included in the table are 53 securities that have been in an unrealized loss position for less than a year and 25 securities that have been in an unrealized loss position for more than one year. Although the securities have varying levels of credit risk, the Company has concluded that none of these securities is other than temporarily impaired and the full recovery of principal and interest is expected if held to maturity. The Company has the ability and intent to hold these securities until recovery.

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
	as of September 30, 2004
	Fair		Fair		Fair
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
Mortgage-backed securities — pass through	$65,087	$(523)	$22,323	$(384)	$87,410	$(907)
Collateralized mortgage obligations	25,860	(441)	—	—	25,860	(441)
Commercial mortgage-backed securities	61	—	816	(21)	877	(21)
Asset-backed securities	29,607	(75)	5,775	(360)	35,382	(435)
Corporate debt securities	1,527	(23)	—	—	1,527	(23)

	$122,142	$(1,062)	$28,914	$(765)	$151,056	($1,827)

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
	as of December 31, 2003
	Fair		Fair		Fair
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
Mortgage-backed securities — pass through	$49,450	$(307)			$49,450	$(307)
Collateralized mortgage obligations	48,581	(123)			48,581	(123)
Commercial mortgage-backed securities	2,766	(33)			2,766	(33)
Asset-backed securities	29,092	(973)			29,092	(973)
Corporate debt securities	—	—	—	—	—	—

	$129,889	$(1,436)	—	—	$129,889	$(1,436)

     As of September 30, 2004, there were 25 securities in an unrealized loss position for greater than twelve months: 20 mortgage backed securities, 1 commercial mortgage-backed security, and 4 asset-backed securities. Of the four asset backed securities in an unrealized loss position for a period greater than twelve months, 1 was mortgage related and 3 were non-mortgage related. As to the one mortgage-related asset backed security, management believes that the unrealized loss associated with this investment is attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. The 3 non-mortgage related asset-backed positions all relate to the same security, DVI 2002 A-3A, having a fair value and unrealized loss of $4.3 million and $358 thousand, respectively, at September 30, 2004. This security is collateralized by a pool of loans and leases on medical equipment and medical business loans, is of the senior tranches of the securities issued with priority cash flow rights, and is rated B1 by Moody’s and CCC by Fitch, as of September 30, 2004.

Management believes that the $358 thousand of unrealized loss on this security is attributable to uncertainty surrounding the bankruptcy of the servicer, DVI, Inc. (“DVI”) and therefore the ability of the loans to be adequately monitored and serviced, as well as uncertainty about the future delinquency and default rates on the underlying loans. On February 24, 2004, an agreement was finalized to transfer the servicing of DVI securities to U.S. Bank, NA. Since December 2003, U.S. Bank personnel have been assisting DVI with the servicing of these securities and underlying loans. As of the nine-months ending September 30, 2004, and as a result of our senior tranche position, 21.5% of our outstanding principal has been returned, and the average life of the security is estimated to be approximately two years. Management performs a stress test of the delinquencies on the underlying loans and the recovery rates of defaulted loans, and under these assumptions that are more conservative than current experience, Management projects that all interest and principal can be recovered on this security if held to maturity. The value of the DVI securities increased by 9.5 points or $600 thousand from June 30, 2004 to September 30, 2004 due to the improvement in delinquencies, default rates and the repayment of underlying loans.

     The following table presents available for sale securities in a loss position for greater than twelve months and summarizes by category of those securities, which securities are pledged as collateral versus securities that are not pledged as collateral as of September 30, 2004. Securities are pledged as collateral for FHLB advances, repurchase agreements and for our swap agreements.

	Pledged Securities		Unpledged Securities		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in thousands)
Mortgage-backed securities — pass through	$22,323	$(384)	$—	$—	$22,323	$(384)
Collateralized mortgage obligations	—	—	—	—	—	—
Commercial mortgage-backed securities	816	(21)			816	(21)
Asset-backed securities	1,480	(1)	4,295	(359)	5,775	(360)
Corporate debt securities	—	—	—	—	—	—

	$24,619	$(406)	$4,295	$(359)	$28,914	$(765)

     Total deposits increased to $612.9 million as of September 30, 2004, as compared to $570.7 million as of December 31, 2003, an increase of $42.2 million or 7.4%. The increase in deposits is primarily attributable to the opening of the Overland Park, Kansas office in December 2003 that contributed $20.5 million in deposits and the opening of the Ventura, California office in April 2004 that contributed $22.5 million of deposits through September 30, 2004. Deposits in other markets slightly decreased due to the Company’s emphasis on reducing the cost of higher rate sensitive deposits. Non-costing deposits reached $35.4 million at September 30, 2004 compared with $29.2 million at December 31, 2003. This increase in non-costing deposits has contributed to overall deposit costs remaining relatively stable despite rising interest rates in 2004. The cost of deposits was 1.80% in the September 2004 quarter versus 1.76% in December 2003.

     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco increased to $298.0 million at September 30, 2004, compared to $262.5 million at December 31, 2003, a $35.5 million or 13.5% increase. During the quarter, the Company used FHLB advances and the growth of deposits in order to support the increase in new loan fundings. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”

     The “Due to broker” account increased to $5.7 million at September 30, 2004, as compared to $0 at December 31, 2003, as a result of the purchase of securities classified as available for sale, which were purchased in the quarter but not settled until after quarter-end. In accordance with trade date accounting, the securities were included in available for sale assets with a corresponding liability in the due to broker account.

     As part of our hedging strategy and management of interest rate risk, the Company enters into repurchase agreements, cash flow hedges and other off-balance sheet arrangements. On April 20, 2004, the Company engaged in a $14.0 million, three year fixed rate term repurchase agreement at rate of 2.5% with Citigroup. Also, the Company engaged in a $10.0 million interest rate swap on May 11, 2004 with a fixed rate of 4.90% and another $10.0 million interest rate swap on October 4, 2004 with a fixed rate of 4.59%both with Citigroup.

     On September 27, 2004, the Company announced that it completed a $10.0 million, thirty year 3.87% floating rate capital trust offering. The Capital Securities were issued through a newly formed subsidiary, Harrington West Capital Trust II, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 1.90% and will mature on October 7, 2034. The proceeds from the offering will be used for funding further growth of its banking franchises in all of our markets.

     On September 16, 2004, the Company renegotiated its Line of Credit with Harris Bank and U.S. Bank on more favorable terms to provide further capital for expansion.

     Stockholders’ equity increased to $50.3 million at September 30, 2004, as compared to $48.1 million at December 31, 2003, an increase of $2.2 million or 4.7%. The $2.2 million increase in stockholders’ equity was positively influenced by $6.0 million of net income recognized during the nine-month period. and $516 thousand of incentive stock options exercised. A $174 thousand decrease in the unrealized gains on securities available for sale and hedge contracts and $4.1 million in special and regular dividends paid on the Company’s common stock offset these increases.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 24.8% at September 30, 2004. At September 30, 2004, Los Padres Bank’s “liquid” assets totaled approximately $148.1 million.

     In general, the Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At September 30, 2004, the Company had $298.0 million in FHLB advances and had $80.4 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $72.7 million based on excess collateral pledged at the FHLB as of September 30, 2004.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in various mortgage-backed and related securities and loans. At September 30, 2004, the total approved loan commitments outstanding amounted to $129.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $394.3 million, and FHLB borrowings and repurchase agreements scheduled to mature within the same period amounted to $300.1 million. Management believes the Company has adequate resources to fund all of its commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco, or other borrowings, if it proved cost-effective to do so.

     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate that we will utilize this line of credit as growth opportunities develop and to provide working capital. At September 30, 2004 and December 31, 2003, the Company was not indebted under its revolving line of credit.

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

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2004, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At September 30, 2004, the Bank’s Tier 1 (Core) Capital Ratio was 6.34%, Total Risk-Based Capital Ratio was 10.65%, Tier 1 Risk-Based Capital Ratio was 9.91% and Tangible Equity Ratio was 6.34%.

Asset and Liability Management

     The Company evaluates the change in its market value of portfolio equity (“MVPE”) to changes in interest rates and seeks to manage these changes to relatively low levels through various risk management techniques. MVPE is defined as the net present value of the cash flows from an institution’s existing assets, liabilities and off-balance sheet instruments. The MVPE is estimated by valuing our assets, liabilities and off-balance sheet instruments under various interest rate scenarios. The extent to which assets gain or lose value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. MVPE analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet. In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. This factor causes the income and MVPE of these institutions to increase as rates fall and decrease as interest rates rise.

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

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 as amended requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately.

     The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage and asset backed security indexes relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets. At September 30, 2004, the Company had $140.0 million of these swaps, and a 1 basis point spread change is expected to have a $64 thousand pre-tax mark-to-market value effect.

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

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of September 30, 2004, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

     Trading and Investment Portfolio. Substantially all of our securities are classified as available for sale securities and, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, are reported at fair value with unrealized gains and losses included in stockholders’ equity. We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency securities and, to a much lesser extent, equity securities. The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage backed security indexes relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115.

     Hedging Activity. Accounting for Derivative Instruments and Hedging Activities was implemented on January 1, 2001. SFAS No. 133 requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately.

Cautionary Statement Regarding Forward-Looking Statements.

     This Form 10-Q contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

•	we may experience higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	changes in management’s valuation of our mortgage-backed and related securities portfolio and interest rate contracts;

•	increases in competitive pressure among financial institutions;

•	general economic conditions, either nationally or locally in areas in which we conduct or will conduct our operations, or conditions in financial markets may be less favorable than we currently anticipate;

•	our net income from operations may be lower than we expect;

•	we may lose more business or customers than we expect, or our operating costs may be higher than we expect;

•	changes in the interest rate environment and yield spreads and their impact on customer behavior, our interest margins, and market values;

•	the impact of repricing and competitors’ pricing initiatives on loan and deposit products;

•	our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•	our ability to access cost-effective funding; including non-costing consumer and commercial deposits, and thereby change the mix of our deposits;

•	our ability to change the mix of our loan portfolio;

•	our ability to diversify and grow our fee income;

•	our ability to maintain low rate risk and high credit quality;

•	our ability to successfully complete our strategy to continue to grow our business in California, Kansas and Arizona;

•	our returns from our securities portfolio may be lower than we expect; or

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines may adversely affect our ability to conduct our business.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At September 30, 2004, these prepayment assumptions varied from 7.5% to 53.2% for fixed-rate mortgages and mortgage-backed securities and varied from 4.7% to 49.0% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at September 30, 2004 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
			(Dollars in Thousands)
Market value gain (loss) in assets	$38,103	$27,747	$15,314		$(18,576)	$(39,891)	$(62,865)
Market value gain (loss) of liabilities	(24,056)	(17,293)	(8,820)		9,137	18,406	27,634

Market value gain (loss) of net assets before interest rate contracts	14,047	10,454	6,494		(9,439)	(21,485)	(35,231)
Market value gain (loss) of interest rate contracts before tax	(20,730)	(13,247)	(6,415)		6,013	11,673	16,999

Total change in MVPE (2)	$(6,683)	$2,793	$79		$(3,426)	$(9,812)	$(18,232)

Change in MVPE as a percent of:
MVPE(2)	-7.36%	3.07%	0.09%		-3.77%	-10.80%	-20.07%
MVPE post shock ratio (3)	-0.87%	0.44%	0.12%		-0.18%	-0.63%	-1.27%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $85.3 million at September 30, 2004.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.

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

Item 2: Changes in Securities and Use of Proceeds

We have the right to defer the payment of interest on both of the outstanding series of trust preferred securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

None.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.
31.2	Section 302 Certification by Chief Financial Officer filed herewith.
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the SEC on July 21, 2004 under items 7 and 12 announcing a press release of its earnings for the quarter and year-to-date period of June 30, 2004 and a cash dividend to holders of record on July 30, 2004.

     The Company filed a Current Report on Form 8-K with the SEC on August 18, 2004 under items 5 and 7 announcing the issuance of $10.0 million of Trust Preferred Securities.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
Date: November 12, 2004	By:	/S/ CRAIG J. CERNY
Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ WILLIAM W. PHILLIPS
William W. Phillips,
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)