Form 10-K
period 2004-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2005-03-30
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

Yes ☐ No ☑

The aggregate value of the 4,368,630 shares of Common Stock of the Registrant issued and outstanding, which excludes 900,554 shares held by all directors and executive officers of the Registrant as a group, was approximately $74.9 million based on the last closing sale price of a share of Common Stock of $17.14 on June 30, 2004.

Number of shares of Common Stock outstanding as of March 7, 2005: 5,283,284

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates its proxy statement for its 2005 annual meeting of stockholders in Part III, items 10-14.

PART I

Cautionary Statement Regarding Forward-Looking Statements.

     This Form 10-K contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

•	we may experience higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	changes in management’s valuation of our mortgage-backed and related securities portfolio and interest rate contracts;

•	increases in competitive pressure among financial institutions;

•	general economic conditions, either nationally or locally in areas in which we conduct or will conduct our operations, or conditions in financial markets may be less favorable than we currently anticipate;

•	our net income from operations may be lower than we expect;

•	natural disasters;

•	we may lose more business or customers than we expect, or our operating costs may be higher than we expect;

•	the availability of capital to fund our growth and expansion;

•	changes in the interest rate environment and their impact on customer behavior and our interest margins;

•	political and global changes arising from the war on terrorism;

•	the impact of repricing and competitors’ pricing initiatives on loan and deposit products;

•	our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•	our ability to access cost-effective funding;

•	our ability to successfully complete our strategy to continue to grow our business in California, Kansas and Arizona;

•	our returns from our securities portfolio may be lower than we expect; or

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines may adversely affect our ability to conduct our business.

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

Item 1. Business.

General

     We are Harrington West Financial Group, Inc., a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Overland Park, Kansas. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, located in central California and Scottsdale, Arizona, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its thirteen full-service offices. At December 31, 2004, we had consolidated total assets of $1.1 billion, total deposits of $598.2 million and stockholders’ equity of $52.7 million.

     We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank will operate eleven offices on the central coast of California, when we complete our purchase and assumption in May 2005 of a banking office in Thousand Oaks, two offices in the Kansas City metropolitan area under the Harrington Bank brand name, and two banking offices in the Phoenix/Scottsdale, Arizona metropolitan area, when we open our second office in the Scottsdale Airpark in late March 2005. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration, and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.

     On February 2, 2005, Los Padres Bank entered into an agreement with Western Financial Bank for the purchase and assumption of their office in Thousand Oaks, California. In the purchase agreement, Los Padres Bank has agreed to purchase approximately $51.9 million in deposits and their associated overdraft protection accounts or line of credits, all furniture and fixtures and assume the lease for the building. This transaction is subject to regulatory approval and the Bank has submitted its application to the Office of Thrift Supervision and is awaiting final approval.

     Los Padres Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate commercial real estate, commercial business, single-family and multi-family residential and consumer loans. We also generate fee income from the brokering of mortgage loans, deposit services, early prepayments of loans, and loan originations.

We maintain a portfolio of highly liquid mortgage-backed and related securities as a means of managing our excess liquidity and enhancing our profitability. We utilize various interest rate contracts as a means of managing our interest rate risk. We also operate Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients on a fee basis, by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded funds.

     On November 12, 2002, we completed our initial public offering. An aggregate of 1,344,000 shares of common stock were sold to the public at $10.00 per share, comprised of 1,168,338 shares sold by us and 175,662 shares sold by certain of our stockholders. In connection with the initial public offering, we raised approximately $10.2 million of net proceeds, which we initially used to reduce our secured line of credit.

Lending Activities

     General. At December 31, 2004, Los Padres Bank’s net loan portfolio totaled $598.4 million, representing approximately 55.3% of our $1.1 billion of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate loans. While we continue to emphasize single-family residential loans products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, consumer loans, and commercial and industrial loans. We also offer multi-family residential loans, land loans, construction loans secured by both residential and commercial properties and consumer loans.

     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family	$100,485	16.6%	$93,725	17.9%	$116,714	25.8%	$156,150	34.5%	$200,373	50.2%
Multi-family	84,937	14.0	82,090	15.7	71,856	15.9	69,584	15.4	66,005	16.6
Commercial	260,759	43.1	234,606	44.8	183,264	40.5	156,431	34.5	108,820	27.3
Construction (1)	34,981	5.8	30,835	5.9	19,666	4.4	20,235	4.5	13,079	3.3
Land acquisition and development	27,460	4.5	8,312	1.6	14,948	3.3	7,889	1.7	2,511	0.6
Commercial and industrial loans	72,240	11.9	56,942	10.8	27,676	6.1	30,838	6.8	3,969	1.0
Consumer loans	23,757	3.9	16,613	3.1	17,565	3.9	11,107	2.5	3,265	0.8
Other loans (2)	1,044	0.2	1,035	0.2	503	0.1	539	0.1	753	0.2

Total loans receivable	605,663	100.0%	524,158	100.0%	452,192	100.0%	452,773	100.0%	398,775	100.0%

Less:
Allowance for loan losses	(5,228)		(4,587)		(3,797)		(3,736)		(3,150)
Net deferred loan fees	(1,730)		(1,394)		(1,332)		(1,102)		(485)
Net (discounts) premiums	(263)		319		987		1,774		397

	(7,221)		(5,662)		(4,142)		(3,064)		(3,238)

Loans receivable, net	$598,442		$518,496		$448,050		$449,709		$395,537

(1)	Includes loans secured by residential and commercial properties. At December 31, 2004, we had $22.4 million of construction loans secured by residential properties, $3.2 of land and development and $9.4 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in our total loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

			Due 5 or
		Due 1-5	more years
		years after	after
	Due 1 year	December 31,	December 31,
	or less	2004	2004	Total
	(In Thousands)
Real estate loans:
Single-family residential	$53	$906	$99,526	$100,485
Multi-family residential	899	16,135	67,903	84,937
Commercial	7,250	62,919	190,590	260,759
Construction (1)	7,537	7,528	19,916	34,981
Land acquisition and development	18,067	5,683	3,710	27,460
Commercial and industrial loans	33,258	32,198	6,784	72,240
Consumer loans	106	358	23,293	23,757
Other loans (2)	1,044	—	—	1,044

Total	$68,214	$125,727	$411,722	$605,663

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     Scheduled contractual amortization of loans does not reflect the expected term of our loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives us the right to declare a conventional loan immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates. Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     The following table sets forth the dollar amount of total loans due after one year from December 31, 2004, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed rate	adjustable-rate	Total
	(In Thousands)
Real estate loans:
Single-family residential	$49,946	$50,486	$100,432
Multi-family residential	53,745	30,293	84,038
Commercial	157,982	95,527	253,509
Construction (1)	10,054	17,390	27,444
Land acquisition and development	675	8,718	9,393
Commercial and industrial loans	23,133	15,849	38,982
Consumer loans(2)	434	23,217	23,651

Total	$295,969	$241,480	$537,449

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer lines of credit loans.

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

     Mortgage loan applications are initially processed by loan officers who do not have approval authority. All real estate loans which are either at or below the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”), lending limit and which meet all of the bank’s underwriting guidelines can be approved by designated senior management of Los Padres Bank. All consumer loans up to $250,000 may be approved by designated senior management of Los Padres Bank. All loans in excess of these amounts up to $1.0 million ($500,000 for commercial and industrial loans) require the approval of two members of Los Padres Bank’s Executive Loan Committee, which consists of designated senior management of Los Padres Bank. Loans in excess of $1.0 million ($500,000 for commercial and industrial loans), but not exceeding $5.0 million, require the approval of a majority of Los Padres Bank’s Loan Committee, consisting of designated senior management of Los Padres Bank. All loans in excess of $5.0 million, up to Los Padres Bank’s legal lending limit, must be approved by either Los Padres Bank’s Loan Oversight Committee, comprised of both designated senior management and certain members of the Board of Directors, or the Board of Directors of Los Padres Bank.

     A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2004, Los Padres Bank’s regulatory limit on loans-to-one borrower was $11.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $9.6 million, $9.2 million, $9.1 million, $8.8 million and $8.6 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single family homes. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2004.

     The risks associated with lending are well defined. Credit risk is managed through the adherence, with few exceptions, to specific underwriting guidelines. We rely on our internal credit approval and administrative process to originate loans as well as our internal asset review process, which oversees our loan quality in order to ensure that our underwriting standards are maintained. We believe that the low level of our non-performing assets is evidence of our adherence to our underwriting guidelines.

     As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, we estimate that at December 31, 2004, the majority of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California central coast, the Kansas City metropolitan area, and the Phoenix/Scottsdale metropolitan area.

     Single-Family Residential Real Estate Loans. Los Padres Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation, which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher spread earning loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2004 and 2003, Los Padres Bank brokered $36.5 million and $99.4 million, respectively, of such single-family residential loans on behalf of third parties.

     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2004, Los Padres Bank had $100.5 million of single-family residential loans in its portfolio, which amounted to 16.6% of total loans receivable as of such date. At December 31, 2004, $50.0 million or 49.7% of Los Padres Bank’s single-family residential loans had fixed interest rates and $50.5 million or 50.3% had interest rates, which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.

     Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2004, Los Padres Bank had an aggregate of $84.9 million and $260.8 million invested in multi-family residential and commercial real estate loans, respectively, or 14.0% and 43.1% of total loans receivable, respectively.

     Los Padres Bank’s multi-family residential loans are secured by multi-family properties of five units or more, while Los Padres Bank’s commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in Los Padres Bank’s primary market areas. Los Padres Bank typically originates commercial real estate loans for terms of up to 20 years based upon a 30-year loan amortization period and multi-family residential loans for terms of up to 20 years based upon up to a 30-year amortization schedule. Los Padres Bank will originate these loans on both a fixed-rate or adjustable-rate basis, with the latter adjusting on a periodic basis of up to one year based on the London Interbank Offered Rate (“LIBOR”), the one-year U.S. Treasury index of constant comparable maturities, a designated prime rate or the 11th District Cost of Funds Index. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 75%. As part of the criteria for underwriting commercial real estate loans, Los Padres Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.3:1 or more. It is also Los Padres Bank’s general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.

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

     Construction Loans. Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2004, Los Padres Bank’s construction loans amounted to $35.0 million or 5.8% of total loans receivable, $22.4 million of which were for the construction of residential properties, $3.2 million of which were for land acquisition and the development of residential properties, and $9.4 million of which were for the construction of commercial properties.

     Los Padres Bank primarily provides construction loans to individuals building their primary or secondary residence as well as to local developers with whom Los Padres Bank is familiar and who have a record of successfully completing projects. Residential construction loans to developers generally are made with terms not exceeding two years, have interest rates which are fixed or adjust, with the latter adjusting on a periodic basis of up to one year based upon a designated prime rate or LIBOR, and are generally made with loan-to-value ratios of 80% or less. Residential construction loans to individuals are interest only loans for the term of the construction and then generally convert to a permanent loan. Los Padres Bank’s construction/permanent loans have been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. Los Padres Bank also offers adjustable-rate loans based on a designated prime rate or other indices with terms of up to two years for the construction of commercial properties. Such loans are generally made at a maximum loan-to-value ratio of 85% of discounted appraised value or less.

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

     Land acquisition and development. Los Padres Bank has increased its loans for land acquisition and development from $8.3 million at December 31, 2003 to $27.5 million at December 31, 2004. The increase is caused by the expansion of our products to meet our customer needs. Land acquisition and development loans are typically issued with short terms, bearing adjustable-rates of interest based on a designated prime rate or LIBOR and are generally made with loan-to-value ratios of 70% or less.

     Commercial and Industrial Loans. Los Padres Bank is placing increased emphasis on the origination of commercial business loans because of the higher risk-adjusted spreads generally associated with these types of loans. During the year ended December 31, 2004, Los Padres Bank originated $108.5 million in loan commitments of commercial and industrial loans, as compared to $78.3 million and $41.0 million as of December 31, 2003 and 2002, respectively. At December 31, 2004, Los Padres Bank’s commercial and industrial loans amounted to $72.2 million or 11.9% of total loans receivable.

     The commercial and industrial loans that Los Padres Bank is originating include lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 80% or less. Loan terms generally vary from one to seven years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal Prime Rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than mortgage loans, but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. Los Padres Bank’s business customers are typically small to medium sized, privately-held companies with local or regional businesses that operate in Los Padres Bank’s primary markets.

     Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, vehicle loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2004, $24.8 million or 4.1% of Los Padres Bank’s total loans receivable consisted of consumer loans.

     Home equity lines of credit are originated by Los Padres Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 15 years and carry interest rates that adjust monthly in accordance with a designated prime rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2004, home equity lines of credit and home improvement loans totaled $23.3 million or 98.1% of Los Padres Bank’s total consumer loan portfolio and an aggregate of $33.8 million was committed and undrawn under these loans and lines of credit.

     Los Padres Bank currently offers loans secured by deposit accounts, which amounted to $779,000 or 3.2% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2004. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

     At December 31, 2004, vehicle and secured and unsecured personal line of credit loans amounted to $631,000 or 3.9% of Los Padres Bank’s total consumer and other loan portfolio.

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

Asset Quality

     General. Los Padres Bank’s Internal Asset Review Committee and the Internal Asset Oversight Committee, consisting of Los Padres Bank’s senior executive officers and certain Board of Directors, monitors the credit quality of Los Padres Bank’s assets, reviews classified and other identified loans and determines the proper level of reserves to allocate against Los Padres Bank’s loan portfolio, in each case subject to guidelines approved by Los Padres Bank’s board of directors.

     Loan Delinquencies. When a borrower fails to make a required payment on a loan, Los Padres Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the sixteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 16 days, the loan and payment history is reviewed and efforts are made to collect the loan. While Los Padres Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 45 days delinquent, Los Padres Bank will institute foreclosure by issuing a Notice of Intent to Foreclose or other proceedings, as necessary, to minimize any potential loss. After 75 days and the loan is not brought current or no workout agreement has been initiated, a Notice of Default is recorded.

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

     Non-performing loans are defined as non-accrual loans. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Troubled debt restructurings are defined as loans, which Los Padres Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
Single-family residential	$—	$—	$218	$56	$767

Multi-family residential	—	—	—	—	2,592
Commercial real estate	—	—	—	348	—
Land acquisition and development	—	—	—	—	—
Commercial and industrial	95	8	—	93	—
Consumer and other	—	4	—	—	3

Total non-accruing loans	95	12	218	497	3,362

Total non-performing loans	95	12	218	497	3,362

Troubled debt restructurings	—	—	—	—	—

Real estate owned, net of reserves	—	—	—	—	—

Total non-performing assets and troubled debt restructurings	$95	$12	$218	$497	$3,362

Total non-performing loans and troubled debt restructurings as a percentage of total loans	0.02%	0.00%	0.05%	0.11%	0.84%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.01%	0.00%	0.03%	0.07%	0.69%

     At December 31, 2004, we had a $95,000 non-performing loan representing a increase of $83,000 from December 31, 2003. At December 31, 2004, 2003 and 2002, we had one, two and two non-performing loans, respectively. At December 31, 2004, we had no real estate owned or troubled debt restructurings.

     The interest income that would have been recorded during the years ended December 31, 2004, 2003 and 2002 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $52,269, $46,437 and $43,496, respectively. The interest income that was recorded during the years ended December 31, 2004, 2003 and 2002 with respect to Los Padres Bank’s non-accruing loans at December 31, 2004, was $3, $3 and $33, respectively.

     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets which do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2004, in addition to the non-performing assets described above, Los Padres Bank had $3.4 million of classified loans, $3.4 million of which was classified as substandard and none were classified as doubtful or loss. As of December 31, 2004, Los Padres Bank had $13.7 million of loans that were designated special mention. Our classified and special mention loans, in addition to the non-performing loans discussed above, are the extent of the loans in our portfolio that give us some repayment concern at this time.

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

     The formula allowance is calculated by applying adjusted loss rates to these pools. Pool loss rates are established by examining historical charge-off data for groups of loans and adjusting them for a variety of qualitative factors deemed appropriate by management. The analysis of historical loss data in determining the initial loss rates is based on a average ten-year period. Where Los Padres Bank has no or nominal actual charge-off data for certain loan types, industry data and management’s judgment is utilized as representative starting loss rates.

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

     The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,
	2004	2003	2002
	(In Thousands)
Specific reserve	$—	$50	$50
Formula-non homogenous	4,477	3,974	3,131
Formula-homogenous	570	474	489
Unallocated	181	89	127

	$5,228	$4,587	$3,797

     At December 31, 2004, the formula allowance for non-homogeneous loan allowance increased by $503,000 from December 31, 2003, primarily due to an increase in total non-homogeneous loans and, to a lesser extent, a decrease in criticized loans related to non-homogeneous loans.

     The formula allowance for homogeneous loans increased by $96,000 for the year ending 2004 and decreased by $15,000 for the year ending December 31, 2003, as a result of decreasing single-family loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads.

     Specific reserves are established for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In 2004, we reclassified the $50,000 in specific reserves to the general valuation allowance since the loan was no longer impaired as per SFAS No. 114. From December 31, 2002 to December 31, 2003, the balance in specific reserves has remained constant at $50,000 and relates to one single-family loan.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated

	At and For the Year Ended
	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$4,587	$3,797	$3,736	$3,150	$3,112

Charge-offs:
Real estate loans
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	(330)	—	—
Consumer and other loans	(9)	—	—	(15)	(4)

Total charge-offs	(9)	—	(330)	(15)	(4)

Recoveries	—	—	—	—	—

Net charge-offs	(9)	—	(330)	(15)	(4)

Allowance for loan losses acquired in connection with branch purchase (1)	—	—	—	600	—

Provision (credit) for losses on loans	650	790	391	1	42

Balance at end of period	$5,228	$4,587	$3,797	$3,736	$3,150

Allowance for loan losses as a percent of total net loans outstanding at the end of the period	0.87%	0.88%	0.83%	0.83%	0.79%

Ratio of net charge-offs to average loans outstanding during the period	—%	—%	0.07%	—%	—%

(1)	In November 2001, we acquired from Harrington Bank, FSB the Shawnee Mission, Kansas branch, along with related loans and deposits.

     The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$265	16.6%	$308	17.9%	$390	25.8%	$509	34.5%	$717	50.2%
Multi-family residential	554	14.0	416	15.7	344	15.9	437	15.4	453	16.6
Commercial	1,072	43.1	1,400	44.8	773	40.5	693	34.4	679	27.3
Construction	564	5.8	419	5.9	546	4.4	612	4.6	380	3.3
Land acquisition and development	211	4.5	123	1.6	215	3.3	79	1.7	25	0.6
Commercial and industrial loans	2,076	11.9	1,616	10.8	1,253	6.1	1,172	6.8	80	1.0
Consumer and other loans	305	4.1	216	3.1	149	3.9	63	2.6	69	1.0
Unallocated reserve	181	—	89	.2	127	.1	171	—	747	—

Total	$5,228	100%	$4,587	100%	$3,797	100%	$3,736	100.0%	$3,150	100.0%

Investment Activities

     General. Our securities portfolio is managed under the direction of our Chief Executive Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which are reviewed and approved by Los Padres Bank’s board of directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”). In addition, Los Padres Bank has entered into an agreement with Smith Breeden Associates, Inc. (“Smith Breeden”) whereby Smith Breeden has been appointed as investment advisor with respect to the management of Los Padres Bank’s securities portfolio. With the assistance of Smith Breeden, Los Padres Bank’s Chief Executive Officer, in his role as Chief Investment Officer, has the primary responsibility for managing the investment portfolio in accordance with the policy. The Chief Investment Officer’s responsibilities include informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Designated officers of Los Padres Bank are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. The Chief Executive Officer, the President, Principal Accounting Officer or the Director of Financial Reporting of Los Padres Bank has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the Board of Directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.

     We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency securities, asset-backed securities, corporate securities and, to a much lesser extent, equity securities. In selecting securities for our portfolio, we employ option-adjusted pricing analysis with the assistance of Smith Breeden in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the duration-matched funding cost, the costs of the options embedded in the investment’s cash flow (such as a borrower’s ability to prepay a mortgage) and servicing costs. The objective of our investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.

     We manage our securities portfolio in order to enhance net interest income and net market value on a risk-adjusted basis and deploy excess capital until we can reinvest such assets into loans or other community banking assets. As a result, we monitor the net risk-adjusted spread of our investments and compare them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), we may sell individual securities prior to their maturity and reinvest the proceeds into new investments, which generally carry wider risk-adjusted spreads. We utilize various interest rate contracts such as interest rate swaps, caps, floors, options and futures in order to hedge our interest rate exposure in our securities portfolio, which allows us to respond to changing prepayment rates on our mortgage-backed and related securities. The investment portfolio, although hedged for interest rate risk, is still susceptible to adverse changes in the spreads between the yields on mortgage-backed and related securities and the related Treasury and LIBOR based hedges. Substantially all of our securities are classified as available for sale securities and, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, are reported at fair value with unrealized gains and losses included in stockholders’ equity.

     Mortgage-Backed and Related Securities. At December 31, 2004, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $431.7 million or 98.1% of our securities portfolio and 39.9% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

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

     Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk. Unlike most fixed-income securities, however, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility, with respect to mortgage-backed and related securities, than is the case with non-callable fixed income securities. Furthermore, mortgage-backed securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile. Nevertheless, we attempt to hedge against both interest rate and prepayment risk. No assurance can be made, however, that these hedges will be effective.

     Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, these securities generally increase the quality of our assets by virtue of the securities’

underlying insurance or guarantees or collateral support. These securities also require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations. At December 31, 2004, $197.2 million or 45.6% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps). In addition, as a result of our maintaining a substantial portion of our assets in mortgage-backed and related securities, we have been able to maintain a relatively low level of operating expenses.

     At December 31, 2004, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the contractual life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At December 31, 2004, of the $376.5 million of mortgage-backed and related securities held by us, an aggregate of $61.3 million was secured by fixed-rate mortgage loans and an aggregate of $315.2 million was secured by adjustable-rate mortgage loans.

     We also invest in investment grade commercial mortgage backed securities (“CMBS”), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single-family mortgage securities. At December 31, 2004, we held $47.9 million of commercial mortgage-backed securities.

     Corporate Debt Securities. We plan, from time to time, to invest in corporate investment grade notes and bonds that are general obligations of the issuing company or backed by specific equipment or other collateral of the issuing company. These securities are rated by the major rating agencies based on the financial strength of the issuing company, priority in the debt structure of the company, and the underlying security, if any. At December 31, 2004, we held $1.7 million of corporate debt securities.

     Trading Account Assets and Other Securities. At December 31, 2004, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities, which had a carrying value of $388,000, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities) with a carrying value of $581,000 as of December 31, 2004.

     We also have total rate of return interest rate swaps in our trading portfolio with a notional amount of $120.0 million, with a carrying value of $77,000, which we use to enhance our returns. As of December 31, 2004, we had CMBS total return swaps with an aggregate notional amount of $95.0 million that mature by the end of June 2005. With regard to the CMBS total return swaps, we receive the net spread between the yield on the Lehman Brothers AAA CMBS Index or the Lehman 6 - 8.5 year AAA index and the duration matched LIBOR yield (less a spread) plus any market value changes due to the spread changing between the index and the duration matched LIBOR yield. We also have one asset backed home equity total return swap with a notional amount of $25.0 million that expires on February 28, 2005. We receive the net spread between the yield on five referenced A rated home equity, asset backed securities and one month LIBOR (less a spread) plus the market value change due to the spread changing between the referenced securities and one month LIBOR yields. For a 10 basis point change in spreads, the net market value of the total return swap portfolio would change by $668,000 at December 31, 2004. As spreads tighten, gains are realized, and as they widen, losses are realized. The purpose of these total return swaps is to create incremental income for Los Padres Bank.

     The net interest income relating to our total returns swaps was $ 1.1 million, $820,000 and $916,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The approximate net market value of our total return swaps maintained as trading account assets was $77,000, $166,000 and $(17,000) as of December 31, 2004, 2003 and 2002, respectively.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2004			2003			2002
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
Mortgage-backed securities –pass throughs
Due from one to five years	$1,453	$1,463	5.71%	$—	$—	—%	$—	$—	—%
Due from five to ten years	1,995	2,013	5.35	4,174	4,349	6.74	6,076	6,163	6.72
Due over ten years	110,917	110,226	3.65	125,592	126,025	4.68	155,527	158,193	4.97

Total mortgage backed securities — pass-throughs (1)	114,365	113,702	3.70	129,766	130,374	4.74	161,603	164,356	5.03

Collateralized mortgage obligations
Due over ten years	73,894	73,399	3.31	48,704	48,581	3.36	71,103	70,690	3.81

Total collateralized mortgage obligations	73,894	73,399	3.31	48,704	48,581	3.36	71,103	70,690	3.81

Commercial mortgage-backed securities
Due from one to five years	18,269	18,597	5.81	28,717	29,489	2.55	24,218	24,486	2.43
Due from five to ten years	—	—	—	—	—	—	17,590	17,870	3.06
Due over ten years	29,276	29,324	3.63	31,210	31,427	3.72	22,380	22,545	3.81

Total commercial mortgage-back securities	47,545	47,921	4.47	59,927	60,916	3.16	64,188	64,901	3.08

Asset-backed securities (underlying securities mortgages)
Due from five to ten years	—	—	—	5,913	4,961	2.87	—	—
Due over ten years	187,949	189,389	3.63	151,908	152,291	2.67	23,736	23,731	2.74

Total asset backed-securities	187,949	189,389	3.63	157,821	157,252	2.68	23,736	23,731	2.74

Asset-backed securities
Due from five to ten years	5,460	5,143	5.13

Total asset backed securities	5,460	5,143	5.13

Corporate debt securities
Due over ten years	1,569	1,652	15.88	1,489	1,568	15.88	807	852	15.53

Total corporate debt securities	1,569	1,652	15.88	1,489	1,568	15.88	807	852	15.53

Total	$430,782	$431,206	4.18	$397,707	$398,691	3.56	$321,437	$324,530	4.23

(1)	The fair value at December 31, 2004, consisted of $16.6 million of Fannie Mae participation certificates, $22.5 million of Freddie Mac participation certificates and $74.6 million of Ginnie Mae participation certificates. At December 31, 2003, consisted of $26.4 million of Fannie Mae participation certificates, $10.2 million of Freddie Mac participation certificates and $93.8 million of Ginnie Mae participation certificates. At December 31, 2002, consisted of $16.8 million of Fannie Mae participation certificates and $147.6 million of Ginnie Mae participation certificates.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	December 31
	2004			2003			2002
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities:
Due from five to ten years	$90	$96	7.56%
Due over ten years	3	3	7.48	$222	$240	6.99%	$355	$380	7.00%

Total mortgage-backed securities (1)	93	99	7.55	222	240	6.99	355	380	7.00

U.S. Government and agency securities:
Due within one year	—	—		—	—		2,013	2,087	5.30
Due from one-five years	—	—		—	—		—	—	—
Due from five-ten years	—	—		—	—		—	—	—
Due over ten years	—	—		—	—		—	—	—

Total U.S. Government and agency securities	—	—		—	—		2,013	2,087	5.30

Total securities classified as held to maturity	$93	$99	7.55	$222	$240	6.99	$2,368	$2,467	5.56

(1)	The fair value at December 31, 2004, 2003, and 2002 consisted of $99,000, $240,000 and $380,000, respectively of Fannie Mae participation certificates.

     The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	December 31
	2004			2003			2002
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized		Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Fair Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$383	$388	3.91%	$1,447	$1,495	5.90%	$1,696	$1,809	6.27%

U.S. Government and agency securities				—	—	—	—	—	—

Mutual funds	560	581	—	441	450	—	150	125	—

Other securities (1)	—	77	—	—	166	—	—	—	—

Total trading account assets	$943	$1,046	1.59	$1,888	$2,111	4.52	$1,846	$1,934	5.76

(1)	The balance at December 31, 2004 and 2003 consisted of total return swaps, which we use to enhance our returns, and interest rate contracts, which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 .

     The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or For the Years
	Ended December 31,
	2004	2003	2002
	(In Thousands)
Beginning balance	$398,931	$326,997	$184,344

Mortgage-backed securities pass-throughs purchased- available for sale	43,238	45,611	61,024
Collateralized mortgage obligations purchased- available for sale	47,165	55,077	117,145
Commercial mortgage-backed securities purchased- available for sale	62	9,561	64,544
Asset-backed securities purchased- available for sale	64,064	144,674	23,735
Corporate debt securities purchased- available for sale	—	604	803

Total securities purchased	154,529	255,527	267,251

Less:
Sale and principal payments of mortgage-backed securities, pass throughs - available for sale	(56,943)	(76,148)	(76,014)
Sale and principal payments of collateralized mortgage obligations - available for sale	(22,073)	(76,492)	(44,860)
Sale and principal payments of commercial mortgage-backed securities – available for sale	(10,982)	(13,662)	—
Sale and principal payments of asset-backed securities – available for sale	(29,797)	(10,814)	—
Sale and principal payments of mortgage-backed securities, pass throughs - held to maturity	(129)	(133)	(228)

Total securities sold	(119,924)	(177,249)	(121,102)

Proceeds from maturities of securities	—	(2,000)	—
Change in net unrealized gain (loss) on securities available for sale and held to maturity	353	(286)	1,274
Amortization of (premium)/discount	(2,584)	(4,058)	(4,770)

Ending balance	$431,305	$398,931	$326,997

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

     Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank is opening a new location in the Scottsdale Airpark in early 2005 and, has a definitive agreement to purchase a banking office and acquire the related deposits in Thousand Oaks, California in May 2005, and is in the process of finalizing negotiations to open a third location in Kansas in the latter part of 2005. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising.

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type of Los Padres Bank for the periods indicated.

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
			(Dollars in Thousands)
Passbook accounts	$22,285	.53%	$27,952	.44%	$18,710	1.26%
Money market accounts	69,769	1.59	88,569	1.51	73,515	2.30
NOW accounts	50,584	.09	39,909	.13	30,840	.52
Certificates of deposit	420,394	2.23	357,362	2.48	371,324	3.22

Total deposits	$563,032	1.89	$513,792	2.02	$494,389	2.84

     The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2004.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$55,914
Over three through six months	66,081
Over six through twelve months	80,971
Over twelve months	17,719

Total	$220,685

     The following table sets forth the activity in Los Padres Bank’s deposits during the period indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Beginning balance	$570,697	$525,271	$520,858

Net increase (decrease) before interest Credited	18,121	36,362	(8,060)
Interest credited	9,383	9,387	13,403
Amortization of purchase accounting premium	(19)	(323)	(930)

Net increase (decrease) in deposits	27,485	45,426	4,413

Ending balance	$598,182	$570,697	$525,271

______________

     The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,
	2004	2003	2002
	(In Thousands)
0.00% to 2.99%	$366,685	$334,873	$272,688
3.00% to 3.99%	18,389	12,576	21,664
4.00% to 4.99%	29,983	27,541	30,424
5.00% to 5.99%	6,940	14,314	18,390
6.00% to 6.99%	1,158	4,027	7,514
7.00% and higher	887	1,137	1,223

Total	$424,042	$394,468	$351,903

     The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2004.

		Over Six
		Months	Over One	Over Two
	Six Months	Through One	Year Through	Years Through	Over Three
	and Less	Year	Two Years	Three Years	Years	Total
			(In Thousands)
0.00% to 2.99%	$213,111	$142,066	$9,287	$1,904	$317	$366,685
3.00% to 3.99%	208	2,728	5,314	3,273	6,866	18,389
4.00% to 4.99%	17,931	2,618	5,174	739	3,521	29,983
5.00% to 5.99%	224	206	2,525	3,827	158	6,940
6.00% to 6.99%	1,155	3	0	0	0	1,158
7.00% and higher	887	0	0	0	0	887

Total	$233,516	$147,621	$22,300	$9,743	$10,862	$424,042

     Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, we had five advances from the FHLB of San Francisco, which mature between January 2005 and June 2010. At December 31, 2004, we had total FHLB of San Francisco advances of $316.0 million at a weighted average coupon of 2.52%. Our borrowings from the FHLB of San Francisco are limited to 35% of Los Padres Bank’s total assets, or $378.0 million at December 2004 and $340.6 million at December 31, 2003.

     During 2003 and 2004, we obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral, which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements. At December 31, 2004, we had five repurchase agreements with Citigroup Financial Services totaling $79.0 million with a weighted average coupon of 2.59% and maturities ranging from July 2005 to July 2010. At December 31, 2003, we had four repurchase agreements with Citigroup Financial Services totaling $65.0 million with a weighted average interest coupon of 2.61% and maturities ranging from July 2005 to July 2010.

     We are parties to a credit agreement with Harris Trust and Savings Bank and US Bank, N.A. Under the credit agreement, we have a revolving credit facility that enables us to borrow up to $15.0 million for general corporate purposes from time to time with a maturity of September 30, 2007. As of December 31, 2004 and December 31, 2003, we had no outstanding borrowings under the credit agreement.

     We pay interest on the outstanding amount of our borrowings from time to time under the credit agreement at an interest rate that adjusts based upon our compliance with certain financial criteria and our selection of an interest rate formula. At our option, the interest rates per annum applicable to any particular borrowing under the credit agreement is either (1) adjusted LIBOR plus a margin ranging from 1.75% to 2.75% or (2) the prime rate announced from time to time by Harris Trust and Savings Bank minus a margin ranging from 0.5% to 0.0%. In September 2004, the credit agreement was renegotiated to reduce the LIBOR plus a margin range. The factors that determine the amount of the margin include our core profitability and our non-performing asset ratio. We are currently at the most favorable pricing level under the credit agreement. In each year, we also pay a commitment fee to the lenders equal to 0.25% of the average daily un-drawn portion of the borrowings available to us under the credit agreement for that year.

     The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. Management believes that as of December 31, 2004, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.

     On September 27, 2004, we completed a $10.3 million capital trust offering with a newly formed trust, Harrington West Capital Trust II, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 1.90% and will mature on October 7, 2034 and have a five-year call feature. We used a portion of the proceeds to downstream capital to Los Padres Bank for the continued expansion of their operations.

     On September 25, 2003, we completed a $15.5 million capital trust offering. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 2.85% and will mature on October 8, 2033 and have a five-year call feature. We used $11.3 million to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remainder of the proceeds were used to expand the Los Padres Bank operations in Overland Park, Kansas, Ventura, California and Scottsdale, Arizona.

     The following table sets forth certain information regarding our short-term borrowings that mature in one year or less at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$20,749	$919	$1,018
Maximum amount outstanding at any month-end during the period	21,245	1,157	1,501
Balance outstanding at end of period	20,689	728	517
Average interest rate during the period	1.47%	.74%	1.21%
Average interest rate at end of period	1.48%	.63%	1.12%

Short-term FHLB advances:
Average balance outstanding	$263,898	$190,392	$61,348
Maximum amount outstanding at any month-end during the period	298,000	242,500	160,000
Balance outstanding at end of period	297,000	242,500	160,000
Average interest rate during the period	1.46%	1.22%	2.03%
Average interest rate at end of period	2.22%	.96%	1.43%

Subsidiaries

     Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.

     In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, (“HWM”) which provides trust and investment management services to individuals and small institutional clients for fee income. In November 2001, we purchased the remaining 51% interest in HWM. HWM performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2004, HWM administered approximately 364 accounts and had $134.8 million of assets under management that are not included on our balance sheet. For the years ended December 31, 2004, 2003 and 2002, HWM generated revenues of $614,000, $456,000, and $412,000, respectively. HWM is a wholly owned subsidiary of Los Padres Bank.

     On September 30, 2004, we decided to terminate our joint venture, Los Padres Mortgage Company, LLC (LPMC) with Resource Marketing, the holding company for RE/MAX Achievers. LPMC brokered residential and commercial mortgage loans for fee income. We terminated the LPMC joint venture as the penetration rates of RE/MAX Achievers’ clientele for mortgage loans were below the expected levels, and could broaden loan originations on the Bank’s platform. The termination of the LPMC joint venture is also expected to provide economies by eliminating duplication of loan administration activities within LPMC and the Bank. The Bank retained selected LPMC loan origination staff and loan officers to continue its loan origination expansion in the Scottsdale, Arizona market.

     Valley Oaks Financial Corporation was formed as a wholly owned service corporation of Los Padres Bank in 1983 and serves as the title-holder with respect to the mortgages we originate.

     Harrington West Capital Trust I was formed as a deconsolidated subsidiary of Harrington West Financial Group in 2003 and was created in conjunction with the $15.5 million capital trust offering.

     Harrington West Capital Trust II was formed as a deconsolidated subsidiary of Harrington West Financial Group in 2004 and was created in conjunction with the $10.3 million capital trust offering.

Employees

     As of December 31, 2004, we had 177 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2004, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2004 at approximately $0.02 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Proposed Legislation. From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation is currently pending in Congress that would:

•	merge the Bank Insurance Fund and the SAIF.

•	increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.

•	replace the current fixed 1.25 designated reserve ratio with a reserve range of between 1.0 and 1.25, giving the FDIC discretion in determining a level adequate within this range.

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

     Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2004, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

     The following table reflects as of December 31, 2004, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

			Tier 1 Leverage
	Tangible Capital(1)		Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Actual regulatory capital	$71,787	6.68%	$71,787	6.68%	$77,015	11.13%
Minimum regulatory capital	16,116	1.50	42,977	4.00	55,359	8.00

Excess regulatory capital	$55,671	5.18%	$28,810	2.68%	$21,656	3.13%

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $71.8 million as of December 31, 2004.

     The Home Owners’ Loan Act (“HOLA”) permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If the OTS grants an exemption, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

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

     At December 31, 2004, Los Padres Bank’s loans-to-one-borrower limit was $11.6 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, Los Padres Bank’s largest single lending relationship had an outstanding aggregate balance of $9.6 million, and consisted of six loans secured by commercial real estate, each of which was performing in accordance with its terms.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2004, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. HWFG and HWM are considered to be affiliates of Los Padres Bank.

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

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted in November 2004, Los Padres Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.

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

     Los Padres Bank’s required investment in FHLB stock, based on December 31, 2004, financial data, was $15.1 million. At December 31, 2004, Los Padres Bank had $15.1 million of FHLB stock.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, Los Padres Bank was in compliance with these requirements.

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

Recent Legislation

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s;

•	expedited filing requirements for Forms 4s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	new disclosure requirements regarding internal controls;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

     As a public reporting company, we are subject to the provisions of the SOA and related rules and regulations issued by the SEC and Nasdaq. It is anticipated that we will incur additional expense as a result of the SOA.

Regulation of Non-banking Affiliates

     Harrington Wealth Management Company is registered with the SEC as an investment advisor. Harrington Wealth Management Company is subject to various regulations and restrictions imposed by the SEC, as well as by various state authorities.

Item 2. Properties

Office Locations

     The following table sets forth certain information with respect to our offices at December 31, 2004.

	Leased/Owned		Total Deposits at
	and	Date Office	December 31, 2004
	Lease Expiration	Opened or Purchase	(Dollars in
Office Location	Date	Date	thousands)
Solvang Branch and Administrative	Lease expires on	June 1983	$102,768
Offices	1/31/10 with one
610 Alamo Pintado Road	option for five
Solvang, CA 93463	years

	Lease expires on	March 1998	—
Loan Center	1/31/10 with one
1992 Mission Drive	option for five
Solvang, CA 93463	years

	Lease expires on	May 1988	67,157
Pismo Branch	2/9/08 with two
831 Oak Park Boulevard	options for five
Pismo Beach, CA 93449	years each

	Lease expires on	May 1991	42,839
Atascadero Branch	4/30/06 with two
7315 El Camino Real	options for five
Atascadero, CA 93422	years each

	Lease expires on	July 1992	57,393
Santa Maria Branch	6/30/07 with three
402 E. Main Street	options for five
Santa Maria, CA 93454	years each

	Lease expires on	December 1997	17,737
Buellton Branch	11/2/07 with one
234 E. Highway 246, Suite 109	option for five
Buellton, CA 93427	years

	Lease expires on	February 1999	72,358
Goleta Branch	10/31/08 with three
197 North Fairview	options for five
Goleta, CA 93117	years each

	Lease expires on	January 2001	20,241
San Luis Branch	12/31/05 with two
1322 Madonna Road	options for five
San Luis Obispo, CA 93405	years each

	Lease expires on	July 2001	18,403
Nipomo Branch	11/30/05 with three
542 W. Teft Road	options for five
Nipomo, CA 93444	years each

	Leased/Owned		Total Deposits at
	and	Date Office	December 31, 2004
	Lease Expiration	Opened or Purchase	(Dollars in
Office Location	Date	Date	thousands)
Storage Area	Month-to-month	June 1992	—
1120 Mission Drive	Lease with no
Solvang, CA 93463	expiration date

Human Resources, Compliance & Training Room	Lease expires on	March 2000	—
Suite A-4 and A-5	1/31/10 with one
1984 Old Mission Drive	option for five
Solvang, CA 93463	years each

Loan Origination Center	Lease expires on	April 2002	—
Suite B-12	1/31/10 with one
1988 Old Mission Drive	option for five
Solvang, CA 93463	years each

	Lease expires on	November 2001	75,436
Harrington Bank	12/31/10 with four
6300 Nall Avenue	options for five
Kansas City, KS 66208	years each

Harrington West Financial Group, Inc. 10801 Mastin Boulevard, Suite 740	Lease expires on	March 1999	—
Overland Park, KS 66210	12/31/05

Harrington Wealth Management Company 10150 Lantern Road, Suite 150	Lease expires on	November 2001	—
Fishers, IN 46038	10/31/06

	Lease expires on	November 2002	37,349
Scottsdale Branch	9/30/12 with two
10555 North 114th Street, Suite 100	options for five
Scottsdale, AZ 85295	years each

	Lease expires on	May 2004	27,367
Ventura Branch	6/30/08 with four
1171 S. Victoria Ave., Suite A	options for five
Ventura, CA 93003	years each

Acquisition is in
Thousand Oaks Branch	Lease in the	process and due to
2920 Thousand Oaks Blvd, Suite A	process of being	be complete in May
Thousand Oaks, CA 91360	renegotiated.	2005.	—

Arizona 14100 N. Northsight Blvd.		Improvements in
Scottsdale, AZ 85260	Owned	process	—

	Leased/Owned		Total Deposits at
	and	Date Office	December 31, 2004
	Lease Expiration	Opened or Purchase	(Dollars in
Office Location	Date	Date	thousands)
Ojai Branch 110 South Ventura Street Ojai, CA 93023	Owned	November 1997	41,076

Hanalei Bay Condo 5380 Honiki Road Princeville, Kauai	Owned	July 1994	—

Metcalf Branch 14300 Metcalf Overland Park, KS 66223	Owned	December 2003	18,058

$598,182

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

     On November 12, 2002, the initial public offering of 1,344,000 shares of our common stock was completed, consisting of 1,168,338 shares sold by us and 175,662 shares sold by certain of our stockholders. As of March 7, 2005, we had 5,285,084 shares of common stock outstanding and approximately 122 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the high and low sale prices of our common stock for each of the quarters of 2004 and 2003. Our common stock began trading on the Nasdaq National Market on November 6, 2002 under the stock symbol “HWFG.”

Quarter Ended	High	Low
March 31, 2003	11.99	11.27
June 30, 2003	12.98	11.70
September 30, 2003	16.15	12.24
December 31, 2003	17.65	15.60
March 31, 2004	17.95	13.46
June 30, 2004	17.65	16.26
September 30, 2004	17.63	15.52
December 31, 2004	19.63	17.10

Dividends

     In the first quarter, we paid a quarterly dividend of $.08 and, in the second, third and fourth quarters of 2004, we paid a quarterly dividend of $0.10. Also, on June 28, 2004 a special dividend of $0.50 was declared. In the first and second quarter of 2003, we declared a quarterly dividend of $0.032 per share. In the third quarter of 2003, we declared a dividend of $0.064 per share. In the fourth quarter of 2003, a quarterly dividend of $0.08 was declared.

     The dividend rate on our common stock and the continued payment of dividends is determined by our board of directors, which takes into account our consolidated earnings, financial condition, liquidity and capital requirements, applicable governmental regulations and policies, and other factors deemed relevant by our board of directors. More specifically, Delaware law provides that a corporation may make a dividend to its stockholders out of the corporation’s capital surplus or, in case there shall be no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The holders of our common stock are entitled to receive and share equally in such dividends as may be declared by our board of directors out of funds legally available therefore. Our ability to pay dividends may also be dependent on our ability to receive dividends from Los Padres Bank, which is subject to compliance with federal regulatory requirements. Additionally, under the terms of our revolving line of credit agreement with unaffiliated lenders, we cannot declare dividends in an amount exceeding the greater of $450,000 or 40% of our consolidated net income during any fiscal quarter or declare dividends at any time an event of default has occurred under the revolving line of credit.

     The ability to declare or pay dividends would also be restricted if the Company deferred quarterly interest payments due for the subordinated debt of $25.8 million. As of December 31, 2004, all interest payments due were paid in full in accordance with the capital trust securities agreements.

     On February 11, 2004, we declared a 6 for 5 stock split in the form of a stock dividend payable on March 11, 2004 to holders of record on February 25, 2004. Fractional shares distributed in connection with this stock dividend were paid in cash based on the closing market price on the record date.

Recent Sales of Unregistered Securities

     In September 2004, our special purpose business trust, Harrington West Capital Trust II, issued $10.3 million of trust preferred securities in a private placement offering. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and Harrington West Capital Trust II relied on the exemption from the registration requirement set forth in Rule 144A of the Securities Act.

Item 6. Selected Financial Data.

(Dollars in Thousands, Except Share and Per Share Data)

     The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2004. Financial information at or for each of the five years ended December 31, 2004 is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Financial Condition Data:
Total assets	$1,081,330	$974,799	$824,331	$670,323	$484,969
Loans receivable, net	598,442	518,496	448,050	449,709	395,537
Securities available for sale	431,206	398,691	324,530	181,627	47,438
Securities held to maturity	93	222	2,368	2,617	2,687
Trading account assets	1,046	2,111	1,934	2,751	3,964
Deposits	598,182	570,697	525,271	520,858	355,705
Federal Home Loan Bank advances	316,000	262,500	235,000	96,403	91,000
Note payable	—	—	11,300	18,000	9,000
Securities sold under repurchase agreements	79,689	65,728	517	365	—
Other debt	25,774	15,464	—	—	—
Stockholders’ equity	52,660	48,076	42,472	30,144	25,557
Shares outstanding	5,278,934	5,206,109	5,193,509	4,025,171	3,896,147

Selected Income Statement Data:
Interest income	$52,266	$46,434	$43,493	$41,168	$39,143
Interest expense	22,718	20,308	21,921	25,817	27,245

Net interest income	29,548	26,126	21,572	15,351	11,898
Provision (credit) for loan losses	650	790	391	1	42

Net interest income after provision (credit) for loan losses	28,898	25,336	21,181	15,350	11,856
Other income:
Income (loss) from trading account assets	1,261	2,647	(31)	436	(2,754)
Gain on sale of deposits	—	—	—	—	3,923
Gain (loss) on sale of loans	—	—	—	69	(601)
(Loss) on extinguishment of debt	(189)	(1,610)	—	—	—
Other gain (loss)	(57)	30	(350)	(139)	—
Banking fee income(1)	3,148	4,108	2,531	1,135	554
Other expenses:
Salaries and employee benefits	10,522	10,086	7,847	5,444	3,942
Premises and equipment	3,153	2,722	2,197	1,631	1,357
Other expenses(2)	5,741	5,041	4,713	3,242	3,097

Income before income taxes	13,645	12,662	8,574	6,534	4,582
Income taxes	5,436	5,249	3,529	2,732	2,001

Net income	$8,209	$7,413	$5,045	$3,802	$2,581

Common Stock Summary:
Diluted earnings per share	$1.46	$1.36	$1.15	$0.93	$0.65
Dividends per share	0.88	0.21	0.08	0.09	0.25
Stockholders’ equity per share	9.98	9.23	8.18	7.49	6.56
Diluted weighted average shares outstanding	5,603,680	5,455,002	4,370,021	4,076,262	3,998,228

Selected Operating Data(3):

Performance Ratios and Other Data:
Return on average assets	0.80%	0.82%	0.68%	0.66%	0.53%
Return on average equity	16.30	16.37	15.36	13.65	10.47
Equity to assets	4.87	4.93	5.15	4.50	5.27
Interest rate spread (4)	2.77	2.90	2.97	2.55	2.02
Net interest margin (4)	2.93	3.07	3.14	2.81	2.30
Average interest-earning assets to average interest-bearing liabilities	107.09	107.03	105.21	105.51	105.17
Total noninterest expenses to average total assets	1.88	2.04	1.97	1.79	1.54
Efficiency ratio(5)	59.38	59.04	61.22	62.58	67.43

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Asset Quality Ratios(6):
Non-performing assets and troubled debt restructurings to total assets	0.00	0.00	0.03	0.07	0.69
Non-performing loans and troubled debt restructurings to total loans	0.02	0.00	0.05	0.11	0.84
Allowance for loan losses to total loans	0.87	0.88	0.83	0.83	0.79
Net charge-offs to average loans outstanding	0.00	0.00	0.08	—	—

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	10.37	10.20	11.14	10.76	10.55
Total risk-based capital ratio	11.13	10.99	11.97	11.72	11.56
Tier 1 leverage capital ratio	6.68	6.08	6.11	6.27	6.76

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees and other miscellaneous noninterest income.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous noninterest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios are based on average daily balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses as a percentage of the aggregate of net interest income before provision for loan losses and noninterest income, excluding gains on sales of securities, deposits and loans.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

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

Multiple Market Strategy

          We believe this multiple market banking strategy provides the following benefits to our shareholders:

          1. Diversification of the loan portfolio and economic and credit risk.

          2. Options to capitalize on the most favorable growth markets.

          3. The capability to deploy the Company’s diversified product mix and emphasize those products that are best suited for the market.

          4. The ability to price products strategically among the markets in an attempt to maximize profitability.

          We plan to grow the banking operations in these markets opportunistically and expect the opening of two to three banking offices every 18 months through new branching. We evaluate financial institution acquisition opportunities but are value oriented. Acquisitions are expected to be accretive to earnings per share within a 12-month period.

          Since 1997, we have grown from 4 banking offices to 15 banking offices after the completion of the Thousand Oaks deposit acquisition and the opening of the Scottsdale Airpark office by mid 2005. We will have 11 full service banking offices on the Central Coast of California from Ventura to Atascadero along Highway 101, 2 banking offices in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 2 offices in Scottsdale, Arizona, when the second office is completed and opened in the Scottsdale Airpark in early 2005. We are working on additional expansion opportunities in each market.

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

Modern Financial Skills

          We believe we have considerable expertise in investment and asset liability management from the CEO’s background in this field for 20 years, wherein he spent 13 years consulting on risk management practices with banking institutions and advising on billions of mortgage assets managed on a short duration basis. We attempt to control interest rate risk to a low level through the use of interest rate risk management tools, and we utilize excess capital in a low duration and high credit quality investment portfolio of largely mortgage related securities to enhance our earnings. Our goal is to produce a pre-tax return on these investments of 1.25% to 1.50% over the related funding sources. We believe our ability to price loans and investments on an option-adjusted spread basis and then manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, who can not offer these products due to their inability to manage the interest rate risk.

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

Performance Measurement

     We evaluate our performance based upon the primary measures of return on average equity, which we are trying to maintain in the mid teens, earnings per share growth, and additional franchise value creation through the growth of deposits, loans and wealth management assets.

Profitability Drivers

     The factors that we expect to drive our profitability in the future are as follows:

1.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity line of credit loans.

The following pie charts illustrate the change in the loan mix to higher spread earning loan categories from December 31, 2000 to December 31, 2004. At December 31, 2000, lower margin, single-family loans were 50% of the loan portfolio compared to 17% at December 31, 2004. Commercial real estate loans are 43% of the loan portfolio as of December 31, 2004 versus 27% of the loan portfolio in December 31, 2000. Commercial and industrial loans have increased to 12% of our loan portfolio as of December 31, 2004 from just 1% in December 31, 2000.

2.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to less time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers. As such, we have increased these accounts from 16% to 29% of deposits from December 31, 2000 to December 31, 2004.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

The following chart shows the comparison of banking fee income sources for 2004, 2003 and 2002.

(Dollars in thousands)
	December	December		December	December
	2004	2003	%	2003	2002	%
Banking Fee Type	YTD	YTD	Change	YTD	YTD	Change

Mortgage Brokerage Fees and Prepayment Penalties	$1,290	$2,566	(49.7%)	$2,566	$1,370	87.3%

Other Loan Fees	226	223	1.3%	223	137	62.8%

Deposit, Other Retail Banking Fee & Other Income	1,018	863	18.0%	863	612	41.0%

Harrington Wealth Management Fees	614	456	34.6%	456	412	10.7%

Total	$3,148	$4,108	(23.4%)	$4,108	$2,531	62.3%

Over the last three years, we have increased our recurring deposit and retail banking fee income and Harrington Wealth Management fees. However, mortgage brokerage and prepayment penalty fees have been very volatile. In 2003, these fees were at record levels due to the unprecedented decline in interest rates and the surge of mortgage refinancing activity. Although we will continue to provide mortgage brokerage services, we are emphasizing purchase mortgage originations though our banking platform.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return over one month LIBOR of approximately 1.25% to 1.50% per annum. With our skills in investment and risk management, we utilize excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2004, the investment portfolio’s performance has exceeded our goals and has contributed to our record profit performance. The chart below illustrates that the total excess return of the investment portfolio (the total return over one month LIBOR) over the last five years with the net returns exceeding 2.0% for the last four years and our goal of 1.25% to 1.50%.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The company maintains rigorous loan underwriting standards and credit risk management and review process. As such, non-performing asset levels have been low with corresponding low loan charge-offs.

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

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2004, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

Results of Operations

     Summary of Earnings. We reported net income for the year ended December 31, 2004 of $8.2 million, compared to $7.4 million and $5.0 million for the years ended December 31, 2003 and 2002. Our net income improved by $796 thousand or 10.7% during 2004 as compared to 2003 and $2.4 million or 46.9% in 2003 as compared to 2002. On a diluted earnings per share basis, we earned $1.46, $1.36, and $1.15 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company’s earnings performance continues to be driven by growth in net interest income from relatively stable margins and loan and investment portfolio growth, banking fee income, trading profits from our investment activities, and operating expense control relative to our planned expansion of banking offices.

     Net Interest Income. Net interest income is determined by our interest rate margin, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $3.6 million or 14.1% to $28.9 million during the year ended December 31, 2004 over 2003. The increase in net interest income is partly due to a $156.6 million or 18.4% increase in the average balance of interest-earning assets, while the interest rate margin decreased slightly by 14 basis points to 2.93% for 2004 from 3.07% for 2003. The decline in net interest margin reflects the slight lag in the repricing of floating rate borrowings and floating rate loans and hedges, and the prepayment of higher rate loans. We believe our hedging activities will result in our maintaining relatively stable margins over time (refer to the Asset and Liability Management section of this discussion for a detailed discussion of what our strategies are for hedging of interest rate exposure and why we believe that our management of interest rate fluctuations give us a competitive advantage over other financial institutions).

     Net interest income increased by $4.2 million or 19.6% to $25.3 million during the year ended December 31, 2003 over 2002. The increase is partly due to a $164.3 million or 23.9% increase in the average balance of interest-earning assets, while the interest rate margin decreased slightly by 7 basis points to 3.07% for 2003 from 3.14% for 2002. The decline in net interest margin reflects the growth in lower margin investment securities and the lag-time in the repricing of assets versus liabilities.

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

	Year Ended December 31,
	2004			2003			2002
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$561,665	$36,166	6.44%	$490,174	$33,147	6.76%	$430,087	$31,500	7.32%
Securities and trading account assets(2)	419,716	15,439	3.68	331,437	12,517	3.78	233,053	11,336	4.86
FHLB stock	14,197	573	4.04	12,969	579	4.46	7,622	422	5.54
Cash and cash equivalents(3)	12,318	88	0.71	16,756	191	1.14	16,233	235	1.45

Total interest-earning assets	1,007,896	52,266	5.18	851,336	46,434	5.45	686,995	43,493	6.33

Noninterest-earning assets	24,570			22,263			19,201

Total assets	$1,032,466			$873,599			$706,196

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$120,353	1,154	0.96	$128,478	1,392	1.08	$104,355	1,853	1.78
Passbook accounts and certificates of deposit	442,679	9,475	2.14	385,314	8,985	2.33	390,034	12,178	3.12

Total deposits	563,032	10,629	1.89	513,792	10,377	2.02	494,389	14,031	2.84
FHLB advances(4)	284,977	9,285	3.26	233,320	8,496	3.64	140,561	7,198	5.12
Reverse repurchase agreements	75,541	1,981	2.62	35,468	932	2.63	1,017	12	1.22
Other borrowings(5)	17,623	823	4.67	12,856	503	3.91	17,019	680	3.99

Total interest-bearing liabilities	941,173	22,718	2.41	795,436	20,308	2.55	652,986	21,921	3.36

Noninterest-bearing deposits	31,563			21,551			14,235
Noninterest-bearing liabilities	9,358			11,338			2,666

Total liabilities	982,094			828,325			669,887
Stockholders’ equity	50,372			45,274			36,309

Total liabilities and stockholders’ equity	$1,032,466			$873,599			$706,196

Net interest-earning assets (liabilities)	$66,723			$55,900			$34,009

Net interest income/interest rate spread		$29,548	2.77		$26,126	2.90		$21,572	2.97

Net interest margin			2.93			3.07			3.14
Ratio of average interest-earnings assets to average interest-bearing liabilities			107.09			107.03			105.21

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(5)	Consists of a note payable under a revolving line of credit and the capital trust offering.

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

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Compared to Year Ended December 31, 2003				Compared to Year Ended December 31, 2002
	Increase (decrease) due to				Increase (decrease) due to
				Total Net				Total Net
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
					(In Thousands)
Interest-earning assets:
Loans receivable	$(1,584)	$4,834	$(231)	$3,019	$(2,416)	$4,401	$(338)	$1,647
Securities and trading account Assets (1)	(325)	3,334	(87)	2,922	(2,534)	4,786	(1,071)	1,181
FHLB stock	(56)	55	(5)	(6)	(82)	297	(58)	157
Cash and cash equivalents (2)	(71)	(51)	19	(103)	(50)	9	(3)	(44)

Total net change in income on interest-earning assets	(2,036)	8,172	(304)	5,832	(5,082)	9,493	(1,470)	2,941

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(160)	(88)	10	(238)	(722)	428	(167)	(461)
Passbook accounts and certificates of deposit	(738)	1,338	(110)	490	(3,083)	(147)	37	(3,193)

Total deposits	(898)	1,250	(100)	252	(3,805)	281	(130)	(3,654)
FHLB advances (3)	(894)	1,881	(198)	789	(2,080)	4,751	(1,373)	1,298
Reverse repurchase agreements	(2)	1,053	(2)	1,049	14	421	485	920
Other borrowings (4)	97	187	36	320	(14)	(166)	3	(177)

Total net change in expense on interest-bearing liabilities	(1,697)	4,371	(264)	2,410	(5,885)	5,287	(1,015)	(1,613)

Change in net interest income	$(339)	$3,801	$(40)	$3,422	$803	$4,206	$(455)	$4,554

(1)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(4)	Consists of a note payable under a revolving line of credit and the capital trust offering.

     Interest Income. Total interest income increased by $5.8 million or 12.6% for 2004 over 2003 from $46.4 million to $52.3 million. The increase in the average balance of earning assets offset a decline in the average yield earned on our loan portfolio and securities portfolio (including trading account assets), which declined by 32 and 10 basis points, respectively, over the period, to 6.44% and 3.68%, respectively. Total interest income increased by $2.9 million or 6.8% from $43.5 million to $46.4 million in 2003 over 2002. The increase in the average balance of earning assets more than offset a decline in the average yield earned on our loan portfolio and securities portfolio (including trading account assets), which declined by 56 and 108 basis points, respectively, over the period, to 6.76% and 3.78%, respectively. The Federal Reserve Board maintained a low federal funds rate during 2003, and since a substantial portion of our earning assets reprice with the general level of interest rates, our average yield on earning assets declined.

     Interest Expense. Total interest expense increased by $2.4 million or 11.9% during the year ended December 31, 2004 over 2003, from $20.3 million to $22.7 million. During 2004, our average interest-bearing liabilities increased by $145.7 million or 18.3%, due primarily to the increase in borrowings and repurchase agreements to support our growth and the growth in deposits in new offices in Ventura, California and Overland Park, Kansas which collected $45.4 million in deposits during 2004 while the other offices lost $17.9 million in deposits. The average cost of interest bearing liabilities declined from 2.55% to 2.41% as deposits continued to reprice lower.

     Total interest expense decreased by $1.6 million or 7.4% from $21.9 million to $20.3 million in 2003 over 2002. During 2003, our average interest-bearing liabilities increased by $142.5 million or 21.8%, due primarily to the increase in borrowings to support our growth and the new deposits in our office in Scottsdale, Arizona, which collected $31.3 million in deposits during 2003 while the other offices gained $14.1 million in deposits. The cost of interest bearing liabilities declined from 3.36% to 2.55% as market interest rates declined markedly in 2003.

     Provision for Loan Losses. We established provisions for loan losses of $650,000, $790,000, and $391,000 during the years ended December 31, 2004, 2003, and 2002, respectively. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. For more detailed information regarding the methodology used to maintain the allowance for loan losses, refer to the Asset Quality section in Item 1 – Business. Our provision for 2004 was affected by higher levels of commercial real estate and commercial and industrial loans.

     Other Income. Total other income has fluctuated over the periods presented, due to our management of our securities portfolio, which is intended to enhance both net interest income as well as other income by capitalizing on changes in option-adjusted spreads. Other income includes net gains and losses from our trading activities, extinguishment of debt and other gains and losses plus banking fee income.

     The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Income (loss) from trading account assets	$1,261	$2,647	$(31)
(Loss) on extinguishment of debt	(189)	(1,610)	—
Other gain (loss)	(57)	30	(350)
Banking fee income (1)	3,148	4,108	2,531

Total other income	$4,163	$5,175	$2,150

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, and other miscellaneous fees.

     For the year ended December 31, 2004, total other income amounted to $4.2 million, a decrease of $1.0 million or 19.6% over the prior year. The decrease in other income in 2004 was due primarily to the decline in banking fee income related to mortgage brokerage fees of $942,000 and a decrease of prepayment penalties on commercial and multi-family loans of $334,000. Prepayment penalties and refinancings were lower in 2004 as rates increased over the lows in 2003, and refinancing activity slowed markedly. Banking fee income did improve for the collection of deposit fees, which increased by $155,000 or 18.0%, and HWM fees increased by $158,000 or 34.6% when comparing 2004 to 2003. The $1.3 million of trading gains in 2004 were due to the gains on the CMBS and asset-backed total return swaps of $603,000 and the realized gain on sale of mortgage securities of $690,000, which was partially offset by losses of $189,000 related to early extinguishment of long-term, high-interest FHLB debt with a similar duration to the securities sold.

     For the year ended December 31, 2003, total other income amounted to $5.2 million, an increase of $3.0 million or 140.7% over the prior year. The increase in other income was due primarily to the increase in banking fee income related to mortgage brokerage fees of $2.0 million and prepayment penalties on commercial and multi-family loans of $591,000. Banking fee income also improved in the collection of deposit fees, which increased by $251,000 or 41.0%, and HWM fees increased by $44,000 or 10.7%, when comparing 2003 to 2002. The $2.6 million of net trading gain in 2003 were due to the gains on the CMBS total return swaps and fixed-rate mortgage securities, which was partially offset by losses of $1.6 million related to early extinguishment of long-term, high-interest FHLB debt with a similar duration of the securities sold.

     Other Expenses. The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Salaries and employee benefits	$10,522	$10,086	$7,847
Premises and equipment	3,153	2,722	2,197
Insurance premiums	486	520	255
Marketing	427	320	260
Computer services	696	640	542
Consulting fees	1,188	1,011	733
Office expenses and supplies	824	762	694
Other (1)	2,120	1,788	2,229

Total other expenses	$19,416	$17,849	$14,757

(1)	Consists primarily of professional fees, and other miscellaneous expenses.

     Total other expenses increased by $1.6 million or 8.8% to 19.4 million during the year ended December 31, 2004 over the prior year ended December 31, 2003, and increased by $3.1 million to $17.8 million or 21.0% during the year ended December 31, 2003 over 2002. The growth in other operating expenses has been largely attributed to the expenses required to support the growth of our banking offices. Over the last year, we have opened banking offices in Ventura, California and in Overland Park, Kansas. We have also made expenditures in administration and systems to support its growth and have increased consulting and internal support to implement new corporate governance regulations, such as the Sarbanes Oxley Act (SOA). Included in other expenses for 2004 $185,000 of additional consulting expenses related to the implementation of SOA.

     The principal category of our other expenses is salaries and employee benefits, which increased by $436,000 or 4.3% during the year ended December 31, 2004, as compared to the prior year. Salaries and employee benefits increased by $2.2 million or 28.5% during 2003. The increases during periods ended December 31, 2004 and 2003 over the prior years were primarily due to the hiring of additional employees in connection with the opening of new branch offices in Overland Park, Kansas in the end of 2003 and the Ventura, California location in the middle of 2004, together with our general growth in operations. In 2003, commission expense to loan officers increased by $746,000 or 66.2% in 2003 over 2002 due to the strong loan origination volumes in 2003.

     Premises and equipment expenses increased by $431,000 or 15.8% during the year ended December 31, 2004, as compared to the prior year, and increased by $525,000 or 23.9% during 2003. The increase in premises and equipment expense during the year ended December 31, 2004 and 2003 was primarily due to the banking office openings and general growth in operations.

     We have contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain of our directors are also principals of Smith Breeden. The consulting fees paid by us to Smith Breeden during the years ended December 31, 2004, 2003 and 2002, amounted to $412,000, $365,000 and $325,000.

     The increases in miscellaneous other expenses since 2002, primarily reflects our growth in our number of offices over the periods as well as expenses associated with our public company status and new corporate governance regulations.

     Income Taxes. We incurred income tax expense of $5.4 million, $5.3 million and $3.5 million during the years ended December 31, 2004, 2003 and 2002. The amount of our income tax expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rate amounted to 39.8%, 41.5% and 41. 2%, the years ended December 31, 2004, 2003 and 2002. The company’s overall tax rate declined in 2004 due to the apportioning of state income tax to states with lower income tax rates.

Changes in Financial Condition

     General. At December 31, 2004, our total assets amounted to $1.1 billion, compared to $974.8 million at December 31, 2003. The increase in total assets was primarily attributable to an increase in net loans receivable and securities classified as available for sale. At December 31, 2004, our total liabilities amounted to $1.0 billion, compared to $926.7 million at December 31, 2003.

     Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $13.2 million at December 31, 2004, and $22.9 million at December 31, 2003. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “Liquidity and Capital Resources.”

     Securities. In order to limit our credit risk exposure and to earn an incremental income, we maintain a significant portion of our assets in various types of securities, consisting primarily of investment grade mortgage-backed securities and CMOs, and REMICs, which we collectively refer to as “mortgage-backed and related securities.” Our securities portfolio also includes, to a lesser extent, U.S. Government securities. At December 31, 2004, our securities portfolio, which is comprised of securities classified as available for sale and held to maturity, amounted to $431.3 million or 39.9% of our total assets. Mortgage-backed and related securities, which are the principal components of our securities portfolio, often carry lower yields than traditional mortgage loans. These types of securities, however, generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations we incur.

     Securities classified as available for sale, which consist of mortgage-backed and related securities, amounted to $431.2 million at December 31, 2004 and $398.7 million at December 31, 2003. The $32.5 million or 8.2% increase during the year ended December 31, 2004 was primarily due to favorable market opportunities for these securities. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government and agency securities, remained relatively stable at the end of the periods presented, amounting to $93,000 at December 31, 2004 and $222,000 at December 31, 2003. The decrease of $129,000 was due primarily to the maturity of a government security.

     Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. Trading account assets amounted to $1.0 million at December 31, 2004 and $2.1 million at December 31, 2003. At December 31, 2004, of the $1.0 million of trading account assets, $388,000 consisted of mortgage- backed securities, $581,000 consisted of equity securities and $77,000 of unrealized gains associated with the $120.0 million notional amount of CMBS total return swaps. At December 31, 2003, of the $2.1 million of trading account assets, $1.5 million consisted of mortgage-backed and related securities, $450,000 consisted of equity securities and $166,000 of unrealized gains associated with the $100.0 million notional amount of CMBS total return swaps.

     Loans Receivable. At December 31, 2004, loans receivable, net of our allowance for loan losses, amounted to $598.4 million or 55.3% of total assets, as compared to $518.5 million or 53.2% of total assets at December 31, 2003. The $79.9 million or 15.4% increase in the loan portfolio during 2004, and the related loan mix change to higher spread earning loans was due to our emphasis on commercial real estate, commercial and industrial, and multifamily mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income.

     Allowance for Loan Losses. At December 31, 2004, our allowance for loan losses totaled $5.2 million, compared to $4.6 million at December 31, 2003. At December 31, 2004, our allowance for loan losses represented approximately 0.87% of the total loan portfolio as compared to 0.88% at December 31, 2003. The increase in our allowance for loan losses during the periods reflects the growth of our loan portfolio and the mix change to business and commercial mortgage loans. We establish reserves for loan losses based on the nature of the risk of the comparable historical loss exposure.

     Prepaid expenses and other assets. At December 31, 2004, prepaid expenses and other assets amounted to $3.7 million, as compared to $1.9 million as of December 31, 2003. The $1.9 million or 100.6% increase in prepaid expenses and other assets since December 31, 2003 reflected the increase in accounts receivable and prepaid expenses due to the additional banking office locations and expanded operations of the Company.

     Deposits. At December 31, 2004, deposits totaled $598.2 million, as compared to $570.7 million as of December 31, 2003. The $27.5 million or 4.8% increase in total deposits during the year ended December 31, 2003 was due to the deposit growth of $45.3 million in our new banking offices in Ventura, California and Overland Park, Kansas, while we lost deposits in other offices as we decided not to match competition on high cost, rate sensitive deposits above our borrowing cost. We attempt to manage our overall funding costs by evaluating all potential sources of funds, including retail deposits and short and long-term borrowings, and identifying which particular source will result in an all-in cost to us that meets our funding benchmark. At the same time, Los Padres Bank has attempted to price the deposits offered through its branch system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. In addition to providing a cost-efficient funding source, these retail deposits provide a source of fee income and the ability to cross-sell other products or services.

     Borrowings. Advances from the FHLB of San Francisco amounted to $316.0 million at December 31, 2004 and $262.5 million at December 31, 2003. The increase in FHLB advances in 2004 was due to our increased utilization of such borrowings to fund our growth in loans and securities. At December 31, 2004, our FHLB advances had a weighted average interest rate of 2.54%, as compared to 1.49% at December 31, 2003. Our outstanding FHLB advances have maturities ranging from 2005 to 2010.

     Trust preferred securities amounted to $25.8 at December 31, 2004 compared to $15.5 million at December 31, 2003. In September 2004, our newly created special purpose business trust, Harrington West Capital Trust II, issued $10.3 million of trust-preferred securities. The trust preferred securities bear an interest rate of three month LIBOR plus 1.90%, will mature on October 7, 2034 and have a five-year call feature. A portion of the proceeds from the offering were used to downstream capital to Los Padres Bank to support its growth in operations and the remaining funds will be used to support future expansion opportunities. In September 2003, we created a special purpose business trust, Harrington West Capital Trust I and issued $15.5 million of trust-preferred securities. The trust preferred securities issued in September 2003 bear an interest rate of three month LIBOR plus 2.85%, will mature on October 8, 2033 and have a five-

year call feature. A portion of the proceeds from the offering were used to pay down our outstanding line of credit.

     Stockholders’ Equity. Our stockholders’ equity amounted to $52.7 million at December 31, 2004, an increase of $4.6 million from December 31, 2003. Net income earned during 2004 largely contributed to the increase in stockholder’s equity. Moreover, our stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts, dividends paid on our common stock, and the exercise of stock options.

Asset and Liability Management

     In general, savings institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of savings institutions have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to repricing within a shorter period of time. This factor has historically caused the income and market value of portfolio equity (“MVPE”) of savings institutions to be more volatile than other financial institutions.

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

     Our asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The board of director’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president/chief financial officer, principal accounting officer, director of financial reporting and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.

     Smith Breeden provides consulting services to us regarding, among other things, the selection of our investments and borrowings, the pricing of loans and deposits, and the use of various interest rate contracts to reduce interest rate risk. Smith Breeden is a consulting firm, which renders investment advice and asset and liability management service to financial institutions and management services to corporations, endowments and funds. Two of our directors are minority stockholders in and one is an officer of Smith Breeden.

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

     At December 31, 2004, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $152.0 million and maturities from January 2006 to October 2014. With respect to these agreements, we make fixed-rate payments ranging from 2.7% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.

     The interest expense relating to these swaps was $4.1 million, $3.7 million, and $2.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. This expense is included in interest expense on FHLB advances in our consolidated statements of earnings. The approximate market value of these interest rate swaps was an unrealized loss of $4.3 million and $5.9 million as of December 31, 2004 and 2003, respectively. Effective as of January 1, 2001, these gains and losses are reflected as a separate component in stockholders’ equity. Prior to such date, these gains and losses were not reflected on our statement of financial condition.

     At December 31, 2004, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

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

     At December 31, 2004, we did not have any interest rate caps or floors which qualify for hedge accounting pursuant to SFAS No. 133. Such caps are sometimes used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated liabilities, which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.

     Interest rate futures are commitments to either purchase or sell designated instruments at a future date for a specified price. Futures contracts are generally traded on an exchange are marked-to-market daily and are subject to initial and maintenance margin requirements. We generally use 91-day Eurodollar certificates of deposit contracts (“Eurodollar futures contracts”) which are priced off LIBOR as well as Treasury Note and Bond futures contracts. We will from time to time agree to sell a specified number of contracts at a specified date. To close out a contract, we will enter into an offsetting position to the original transaction.

     If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2004 and 2003, we did not have any futures contracts. We had total losses on our futures contracts of $97,000 for the year ended December 31, 2002.

     Options are contracts, which grant the purchaser the right to buy or sell the underlying asset by a certain date for a specified price. Generally, we will purchase options on financial futures to hedge the changing elasticity exhibited by mortgage loans and mortgage-backed securities. The changing elasticity results from the ability of a borrower to prepay a mortgage or caps and floors on the underlying loans. As market interest rates decline, borrowers are more likely to prepay their mortgages, shortening the elasticity of the mortgages. Consequently, where interest rates are declining, the value of mortgage loans or mortgage-backed securities will increase at a slower rate than would be expected if borrowers did not have the ability to prepay their mortgage.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, we utilize various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans. At December 31, 2004, these prepayment assumptions varied from 7.2% to 54.3% for fixed-rate mortgages and mortgage-backed securities and varied from 6.9 to 33.0% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at December 31, 2004, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$36,710	$25,860	$14,340	—	$(17,588)	$(37,716)	$(59,409)
Market value gain (loss) of liabilities	(24,016)	(16,604)	(8,508)		8,805	17,691	26,571

Market value gain (loss) of net assets before interest rate contracts	12,694	9,256	5,832		(8,783)	(20,025)	(32,838)
Market value gain (loss) of interest rate contracts	(19,324)	(12,414)	(6,020)		5,653	10,985	16,009

Total change in MVPE(2)	$(6,630)	$(3,158)	$(188)	—	$(3,130)	$(9,040)	$(16,829)

Change in MVPE as a percent of:
MVPE(2)	-7.07%	-3.37%	-0.20%	—	-3.34%	-9.63%	-17.93%
Total assets of Los Padres Bank	-0.86%	-0.48%	-0.13%	—	-0.15%	-0.55%	-1.14%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $93.8 million at December 31, 2004.

     The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments, as an impact on recorded yields.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 26.3% at December 31, 2004. At December 31, 2004, Los Padres Bank’s “liquid” assets totaled approximately $161.2 million.

     In general, the Bank’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility, which we maintain with two banks. At December 31, 2004, we had $316.0 million in FHLB advances and we had $27.1 million of additional borrowing capacity with the FHLB of San Francisco. At December 31, 2004, our note payable under our revolving line of credit amounted to $0.0 million and we had $15.0 million of additional borrowing capacity under this loan facility.

     On September 16, 2004, we entered into an amendment to our credit agreement, which reduced the LIBOR margin range from 2.0% to 3.0% to 1.75% to 2.75%. We pay interest on the outstanding amount of our borrowings from time to time under the credit agreement at an interest rate that adjusts based upon our compliance with certain financial criteria and our selection of an interest rate formula. At our option, the interest rates per annum applicable to any particular borrowing under the credit agreement is either (1) adjusted LIBOR plus a margin ranging from 1.75% to 2.75% or (2) the prime rate announced from time to time by Harris Trust and Savings Bank minus a margin ranging from 0.5% to 0.0%. The factors that determine the amount of the margin include our core profitability and our non-performing asset ratio. We are currently at the most favorable pricing level under the credit agreement. In each year, we also pay a commitment fee to the lenders equal to 0.25% of the average daily un-drawn portion of the borrowings available to us under the credit agreement for that year. All of the covenants remain in place and are unchanged. Management believes that as of December 31, 2004, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit our operations.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2004, the total approved loan commitments outstanding amounted to $130.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2004 totaled $381.1 million and FHLB borrowings and repurchase agreements that are scheduled to mature within the same period amounted to $317.0 million. Management believes that we have adequate resources to fund all of our commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.

     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. At December 31, 2004, Los Padres Bank was permitted to pay up to $6.0 million of dividends to us. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the OTS, during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility and capital securities financings. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.

     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate to utilize this line of credit as growth opportunities develop and to provide working capital. At December 31, 2004 and 2003, the Company was not indebted under its revolving line of credit. The Company also has the ability to enter into Trust Preferred Securities to provide working capital to fund our continued expansion.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

     The following table reflects as of December 31, 2004, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

	Tangible Capital(1)		Tier 1 Leverage Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Actual regulatory capital	$71,787	6.68%	$71,787	6.68%	$77,015	11.13%
Minimum regulatory capital	16,116	1.50	42,977	4.00	55,359	8.00

Excess regulatory capital	$55,671	5.18%	$28,810	2.68%	$21,656	3.13%

(1)	The tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which are $71.8 million as of December 31, 2004.

Contractual Obligations and Commercial Commitments

     The following tables present our contractual obligations and commercial commitments as of December 31, 2004.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$424,042	$381,137	$32,043	$10,704	$158
FHLB advances	316,000	297,000	—	—	19,000
Reverse repurchase agreements	79,689	20,689	14,000	45,000	—
Leases	20,177	1,268	2,536	2,444	13,929
Other debt	25,774	—	—	—	25,774
Due to broker	972	972	—	—	—
Interest expense (1)	48,802	4,543	8,419	6,554	29,286

Total contractual obligations	$915,456	$705,609	$56,998	$64,702	$88,147

(1)	Includes interest expense associated with the commitments for our FHLB Advances, Reverse Repurchase Agreements and Other Debt at the current interest rate.

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$26,146	$22,390	$2,986	$661	$109
Consumer lines of credit (1)	35,898	1,665	—	402	33,831
Undisbursed portion of loans in process	44,642	27,299	17,150	—	193
Approved but, not funded mortgage loans	19,735	19,735	—	—	—
Approved but, not funded commercial loans	1,790	1,790	—	—	—
Approved but not funded consumer loans	1,158	1,158	—	—	—
Letters of credit	1,439	1,439	—	—	—

Total commitments	$130,808	$75,476	$20,136	$1,063	$34,133

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Off-Balance Sheet Arrangements

     As discussed in the Asset and Liability Management section above, we utilize external hedging transactions to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible with the use of external hedging. External hedging generally involves the use of interest rate swaps, caps, floors, options and futures, which are off-balance sheet arrangements. We use interest rate swap instruments to effectuate our external hedging strategy. At December 31, 2004, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $152.0 million and maturities from January 2006 to October 2014. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities, which would effectively be hedged by that interest rate contract. Our interest rate swap instruments require that we make fixed-rate payments ranging from 2.7% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.

     At December 31, 2004 and 2003, the interest rate swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable
December 31, 2004 -
Interest rate swaps — pay fixed
receive 3-month LIBOR	$152,000	$(4,134)	2.35%	4.42%

December 31, 2003 -
Interest rate swaps — pay fixed
receive 3-month LIBOR	$137,000	$(5,904)	1.17%	4.40%

     The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2004:

Maturities	2005	2006	2007	2008	2009	Thereafter
Interest rate swaps:
Notional amount	$—	$23,000	$52,000	$4,000	$25,000	$48,000
Weighted-average payable rate	—	2.92%	3.80%	3.78%	5.77%	5.15%
Weighted-average receivable rate	—	2.30%	2.39%	2.08%	2.39%	2.33%

     At December 31, 2004, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

     The following table sets forth the interest rate swaps held to enhance our returns.

	Contract or	Estimated		Weighted Average
	Notional	Fair Value		Interest Rate
	Amount	Asset	Liability	Payable	Receivable
2004
Total return swaps — receive total return CMBS investment grade total return, pay LIBOR	$95,000	$32	$18	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index
Total return swaps — receive total return on one month LIBOR based ABS securities	$25,000	$63	$—	Bank receives the spread on five specific -A floating ABS securities plus a spread of 12 basis points and receives or pays the market value change at maturity
2003
Total return swaps — receive total return CMBS investment grade total return, pay LIBOR	$100,000	$166	$—	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index

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

Recent Accounting Pronouncements

     In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which revised the January 2003 Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. The Company adopted FIN46R to its interests in special purpose entities (“SPEs”) as of December 31, 2003. Adoption of this new method of accounting for SPEs did not and is not expected to have a material impact on the Company’s consolidated results of operation and financial position.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality, SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated results of operation and financial position.

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (“SAB 105”) was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In SAB 105, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Management does not anticipate the issuance of this Bulletin to have a material impact on the Company’s consolidated results of operation and financial position.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

In September 2004, the FASB issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance of the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than temporary impairments as required by existing authoritative literature. Adoption of this standard may cause the Company to recognize under current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in fair value for available-for-sale securities are already recorded in accumulative other comprehensive (income) loss, adoption of this standard is not expected to have a significant impact on stockholder’s equity.

     In December 2004, the FASB revised SFAS No. 123 (R) (“SFAS 123 (R)”), Share Based Payment. SFAS 123 (R) replaced existing requirements under SFAS No. 123 and APB 25. SFAS 123 (R) requires companies to measure and recognize compensation expense equal to the fair value of stock options or other shares based payments. SFAS 123 (R)is effective for all interim and annual periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter and calendar year 2005. The Company is in the process of evaluating the impact of this standard on its consolidated results of operation and financial position.

     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not anticipate the issuance of this standard to have a material impact on the Company’s consolidated results of operation and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

     Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harrington West Financial Group, Inc.
Solvang, California

We have audited the accompanying consolidated statements of financial condition of Harrington West Financial Group, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrington West Financial Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 25, 2005

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$13,238	$22,856
Trading account assets	1,046	2,111
Securities available for sale	431,206	398,691
Securities held to maturity	93	222
Loans receivable, net	598,442	518,496
Accrued interest receivable	3,322	2,928
Premises and equipment, net	8,886	6,454
Prepaid expenses and other assets	3,745	1,867
Investment in FHLB stock, at cost	15,134	13,425
Deferred tax asset	1,314	2,651
Goodwill	3,981	3,981
Core deposit intangible, net	923	1,117

TOTAL	$1,081,330	$974,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$564,552	$541,426
Noninterest bearing	33,630	29,271

Total deposits	598,182	570,697

FHLB advances	316,000	262,500
Securities sold under repurchase agreements	79,689	65,728
Other debt	25,774	15,464
Accounts payable and accrued expenses	8,563	11,623
Income taxes payable	462	711

Total liabilities	1,028,670	926,723

COMMITMENTS AND CONTINGENCIES (Notes 2 and 14)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 1,200,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized; 5,278,934 shares issued and outstanding as of December 31, 2004 and 5,206,109 shares issued and outstanding December 31, 2003	53	52
Additional paid-in capital	31,225	30,710
Retained earnings	23,637	20,073
Accumulated other comprehensive income, net of tax of $285 and $849 at December 31, 2004 and December 31, 2003, respectively	(2,255)	(2,759)

Total stockholders’ equity	52,660	48,076

TOTAL	$1,081,330	$974,799

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31,
	2004	2003	2002
INTEREST INCOME:
Interest on loans	$36,166	$33,147	$31,500
Interest and dividends on securities	16,100	13,287	11,993

Total interest income	52,266	46,434	43,493

INTEREST EXPENSE:
Interest on deposits	10,629	10,377	14,031
Interest on FHLB advances and other borrowings	12,089	9,931	7,890

Total interest expense	22,718	20,308	21,921

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	29,548	26,126	21,572

PROVISION FOR LOAN LOSSES	650	790	391

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,898	25,336	21,181

OTHER INCOME (LOSS):
(Loss) income from trading assets	1,261	2,647	(31)
Loss on extinguishment of debt	(189)	(1,610)	—
Other gain (loss)	(57)	30	(350)
Banking fee income	3,148	4,108	2,531

Total other income	4,163	5,175	2,150

OTHER EXPENSES:
Salaries and employee benefits	10,522	10,086	7,847
Premises and equipment	3,153	2,722	2,197
Insurance premiums	486	520	255
Marketing	427	320	260
Computer services	696	640	542
Consulting fees	1,188	1,011	733
Office expenses and supplies	824	762	694
Other	2,120	1,788	2,229

Total other expenses	19,416	17,849	14,757

INCOME BEFORE INCOME TAXES	13,645	12,662	8,574

INCOME TAXES	5,436	5,249	3,529

NET INCOME	$8,209	$7,413	$5,045

BASIC EARNINGS PER SHARE	$1.56	$1.43	$1.20

DILUTED EARNINGS PER SHARE	$1.46	$1.36	$1.15

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	5,256,030	5,197,008	4,204,456

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	5,603,680	5,455,002	4,370,021

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity
BALANCE, DECEMBER 31, 2001	4,025,171	$40	$20,305	$9,169		$630	$30,144

Comprehensive income
Net income				5,045	$5,045		5,045
Other comprehensive income, net of tax
Unrealized gains on securities					671	671	671
Effective portion of change in fair value of cash flow hedges					(3,308)	(3,308)	(3,308)

Total comprehensive income					$2,408

Initial public offering	1,168,338	12	10,212	(3)			10,221

Dividends on common stock				(425)			(425)

Stock options			124				124

BALANCE, DECEMBER 31, 2002	5,193,509	52	30,641	13,786		(2,007)	42,472

Comprehensive income
Net income				7,413	$7,413		7,413
Other comprehensive income, net of tax
Unrealized gains on securities					(1,245)	(1,245)	(1,245)
Effective portion of change in fair value of cash flow hedges					493	493	493

Total comprehensive income					$6,661

Stock Options	12,600	—	69				69

Dividends on common stock				(1,126)			(1,126)

BALANCE, DECEMBER 31, 2003	5,206,109	52	30,710	20,073		(2,759)	48,076

Comprehensive income
Net income				8,209	$8,209		8,209
Other comprehensive income, net of tax
Unrealized (losses) on securities					(324)	(324)	(324)
Effective portion of change in fair value of cash flow hedges					828	828	828

Total comprehensive income					$8,713

Dividends on common stock				(4,645)			(4,645)

Stock Options	72,825	1	515				516

BALANCE, DECEMBER 31, 2004	5,278,934	$53	$31,225	$23,637		$(2,255)	$52,660

(Continued)

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Year Ended
	December 31,
	2004	2003	2002
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of ($504), ($1,500) and $529 for 2004, 2003 and 2002, respectively	$(733)	$(2,115)	$756
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $281, $617 and ($60) for 2004, 2003 and 2002, respectively	409	870	(85)

Net unrealized (loss) gain on securities, net of tax (benefit) expense of ($223), ($883) and $469 for 2004, 2003 and 2002, respectively	$(324)	$(1,245)	$671

Unrealized net gains (losses) on cash flow hedges, net of tax expense (benefit) of $506, $380 and ($2,399) for 2004, 2003 and 2002, respectively	$737	$535	$(3,313)
Less: reclassification adjustment for net gains (losses) on cash flow hedges included in net income, net of tax expense (benefit) of $63, ($30) and $4 for 2004, 2003 and 2004, respectively	91	(42)	5

Net unrealized gain (loss) on cash flow hedges, net of tax (benefit) expense of $569, $350 and $(2,395) for 2004, 2003 and 2002, respectively	$828	$493	$(3,308)

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,209	$7,413	$5,045
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	338	(2,006)	(680)
Depreciation and amortization	1,204	1,076	918
Amortization of premiums and discounts	3,171	4,198	4,594
Deferred income taxes	781	(943)	111
Provision for loan losses	650	790	391
Activity in securities held for trading	1,059	(180)	803
Loss on sale of real estate acquired through foreclosure	—	—	8
Gain on sale of investment securities	(690)	(1,487)	(145)
Stock-based compensation	—	—	124
FHLB stock dividend	(557)	(573)	(386)
(Decrease) increase in accrued interest receivable	(394)	598	41
(Increase) decrease in income taxes (payable) receivable	(250)	963	(591)
(Increase) decrease in prepaid expenses	(1,877)	(106)	176
(Decrease) Increase in accounts payable	(1,684)	2,270	507

Net cash provided by operating activities	9,960	12,013	10,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(81,505)	(69,688)	520
Proceeds from matured and called securities held to maturity		2,000	—
Proceeds from sales of securities available for sale	28,316	34,033	2,378
Purchases of securities available for sale	(154,529)	(255,527)	(267,251)
Principal paydowns on securities available for sale	91,479	143,083	118,496
Principal paydowns on securities held to maturity	129	133	228
Proceeds from sale of real estate acquired through foreclosure	—	—	665
Purchase of premises and equipment	(3,463)	(2,867)	(1,505)
Purchase of FHLB stock	(1,152)	(1,102)	(3,530)

Net cash used in investing activities	(120,725)	(149,935)	(149,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,504	45,745	5,343
Increase in securities sold under agreements to repurchase	13,962	65,215	152
Increase in FHLB advances	53,500	27,500	138,597
(Repayments) advances on note payable	—	(11,300)	(6,700)
Increase in other debt	10,310	15,464	—
Exercise of stock options on common stock	516	69	—
Proceeds from initial public offering	—	—	10,221
Dividends paid on common stock	(4,645)	(1,127)	(425)

Net cash provided by financing activities	101,147	141,566	147,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,618)	3,644	8,105

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,856	19,212	11,107

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,238	$22,856	$19,212

(Continued)

HARRINGTON WEST FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for:
Interest	$18,803	$16,443	$21,155
Income taxes	$5,522	$5,234	$3,996

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Net unrealized gain on available for sale securities	$(324)	$1,245	$671

See notes to consolidated financial statements	(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company - Harrington West Financial Group, Inc. (the “Company”) is a savings and loan holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), a federally chartered savings bank which operates 13 branches serving individuals and small to medium-sized businesses. Ten banking facilities are operated on the California Central Coast, two banking facilities are located in Kansas, and operated as a division under the Harrington Bank brand, and one banking facility is located in Scottsdale, Arizona.

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

On November 12, 2002, the Company completed its initial public offering. An aggregate of 1,344,000 shares of common stock were sold to the public at $10.00 per share, comprised of 1,168,338 shares sold by the company and 175,662 shares sold by certain stockholders. In connection with the initial public offering, the Company raised approximately $10.2 million.

On September 25, 2003, we completed a $15.5 million capital trust offering. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 2.85% and will mature on October 8, 2033 and have a five-year call feature. We used $11.3 million to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remainder of the proceeds were used to expand the Los Padres Bank operations in Overland park, Kansas, Ventura, California and Scottsdale, Arizona.

On September 30, 2004, HWFG decided to terminate its joint venture with Resource Marketing, Los Padres Mortgage Company, LLC (“LPMC”) because the penetration levels with the RE/MAX Achievers’ clientele were below the expected levels and HWFG believed that it could broaden loan originations on the Bank’s platform. LPMC. was organized in August 2002 and was brokering single-family residential and commercial real estate loans to third party investors. This strategy is also expected to provide economies by eliminating duplication of loan administration at LPMC and at the Bank. The Bank retained selected LPMC loan origination staff and loan officers to continue its loan origination expansion in the Scottsdale, Arizona market.

On September 27, 2004, we completed a $10.3 million capital trust offering that was completed with a newly formed trust, Harrington West Capital Trust II, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 1.90% and will mature on October

7, 2034 and have a five-year call feature. We used a portion of the proceeds to downstream capital to Los Padres Bank for the continued expansion of their operations.

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

Management believes the level of the allowance as of December 31, 2004 is adequate to absorb losses inherent in the loan portfolio.

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $5.7 million and $8.7 million at December 31, 2004 and 2003, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2004 and 2003, was $33 and $44, respectively. The fair values of these rights were $33 and $44, respectively. The fair value of servicing rights was determined using discount rates ranging from 6.1% to 12.6% and prepayment speeds ranging from 16.4% to 21.5%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances for the years ended December 31:

Beginning balance of capitalized mortgage servicing rights	$306	$369
Mortgage servicing rights amortized	(11)	(63)

Ending balance of capitalized mortgage servicing rights	$295	$306

Valuation allowances:
Balance, beginning of year	$262	$224
Additions	—	38

Balance, end of year	$262	$262

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

Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. The intangible asset represents the fair market value of acquiring the long-term depositor relationship. Core deposit intangibles have a finite useful life and it is the Company’s policy to amortize the intangible on a straight-line basis over the estimated useful life of the deposit base acquired, currently 10 years. At December 31, 2004 and 2003, the gross balance of core deposit intangibles was $1,937, and the accumulated amortization was $1,014 and $820, respectively. The amortization expense was $194 for each of the years ended December 31, 2004 and 2003, respectively. Estimated future amortization of core deposit intangibles is $194 for December 31, 2005 and 2006 and, $177 for December 31, 2007 and $94 for December 31, 2008 and 2009. Thereafter December 31, 2009, there will be an estimated future amortization of $172.

Goodwill – Goodwill is no longer amortized in accordance with SFAS No. 142 but, instead is tested for impairment at least annually. A goodwill impairment test was completed on September 30, 2004. No impairment loss was recorded by the Company.

Derivatives Held for Asset and Liability Management Purposes - The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended which establishes accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

In accordance with the standards, the Company has identified certain types of short-term interest-bearing liabilities as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. Although these liabilities have contractually fixed rates of interest, their short-term maturities, together with the expectation that they will be continually refinanced or replaced with similar products, give rise to the risk of fluctuations in interest expense as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as cash flow hedges to hedge the interest rate risk associated with the cash flows of the specifically identified short-term liabilities.

To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. During the next twelve months, the Company expects to expense $1,488, net of tax, from the amount recorded in the separate component of stockholders’ equity.

Stock-Based Compensation - The Company issues stock-based compensation to certain employees, officers, and Directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock-based compensation using the fair value method, which generally results in compensation expense recognition. As permitted by SFAS No. 123, the Company continues to account for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for these plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$8,209	$7,413	$5,045

Deduct:

Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effect	151	79	61

Pro forma net income	$8,058	$7,334	$4,984

Earnings per share:

Basic earnings per share:

As reported	$1.56	$1.43	$1.20

Pro forma	$1.46	$1.41	$1.18

Diluted earnings per share:

As reported	$1.46	$1.36	$1.15

Pro forma	$1.44	$1.35	$1.14

The weighted average fair value for options granted during 2004, 2003 and 2002 was $5.93, $3.61 and $3.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.07%	3.94%	4.89%

Expected volatility	36.37%	29.03%	27.58%

Expected lives	9 years	9 years	9 years

Recent Accounting Pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which revised the January 2003 Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. The Company adopted FIN46R to its interests in special purpose entities (“SPEs”) as of December 31, 2003. Adoption of this new method of accounting for SPEs did not and is not expected to have a material impact on the Company’s consolidated results of operation and financial position.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality, SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated results of operation and financial position.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105 (“SAB 105”) was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In SAB 105, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Management does not anticipate the issuance of this Bulletin to have a material impact on the Company’s consolidated results of operation and financial position.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance of the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than temporary impairments as required by existing authoritative literature. Adoption of this standard may cause the Company to recognize under current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in fair value for available-for-sale securities are already recorded in accumulative other comprehensive (income) loss, adoption of this standard is not expected to have a significant impact on stockholder’s equity.

In December 2004, the FASB revised SFAS No. 123 (R) (“SFAS 123 (R)”), Share Based Payment. SFAS 123 (R) replaced existing requirements under SFAS No. 123 and APB 25. SFAS 123 (R) requires companies to measure and recognize compensation expense equal to the fair value of stock options or other shares based payments. SFAS 123 (R)is effective for all interim and annual periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter and calendar year 2005. The Company is in the process of evaluating the impact of this standard on its consolidated results of operation and financial position.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not anticipate the issuance of this standard to have a material impact on the Company’s consolidated results of operation and financial position.

Reclassifications - Certain reclassifications have been made to the prior financial statements to conform to the current year presentation.

Stock Split – The accompanying consolidated financial statements of the Company reflect the 6 for 5 stock split in the form of a stock dividend payable on March 11, 2004 to holders of record on

February 25, 2004. Fractional shares distributed in connection with this stock dividend were paid in cash based on the closing market price on the record date. The accompanying consolidated financial statements also reflect a 3-for-1 split of the Company’s common stock, distributed in the form of a stock dividend on September 25, 2002 to shareholders of record on September 11, 2002. All share and per share information herein has been retroactively restated to reflect these stock splits. The accompanying consolidated financial statements also reflect an increase in its authorized capital shares from 3,000,000 to 12,000,000, which occurred contemporaneously with the stock split. Of the 12,000,000 shares authorized, 1,200,000 shares is reserved for preferred stock.

2.	LOANS RECEIVABLE

The Bank’s loan portfolio as of December 31 is summarized as follows:

	2004	2003
Real estate loans:
Residential property - one to four units	$100,485	$93,725
Residential property - more than four units	84,937	82,090
Residential property - construction	22,379	14,376
Nonresidential property - construction	12,602	16,459
Commercial and other income - producing properties	260,759	234,606
Loans for the acquisition and development of land	27,460	8,312

Total real estate loans	508,622	449,568

Commercial and industrial loans	72,240	56,942
Consumer loans	23,757	16,613
Loans collateralized by deposit accounts	864	895
Consumer line-of-credit loans	180	140

	605,663	524,158

Net deferred loan fees	(1,730)	(1,394)
Net (discounts) premiums	(263)	319
Allowance for loan losses	(5,228)	(4,587)

Loans receivable, net	$598,442	$518,496

The Bank’s lending is concentrated in California’s Central Coast, Kansas City and the Scottsdale, Arizona metropolitan area. A deterioration in the economic conditions of these markets could adversely affect our business, financial condition and profitability. Such deterioration could give rise to increased loan delinquencies, increased problem asset and foreclosures, decreased loan demand and a decline in real estate values.

At December 31, 2004, Los Padres Bank’s regulatory limit on loans-to-one borrower was $11.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $9.6 million, $9.2 million, $9.1 million, $8.8 million and $8.6 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single family residences. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2004.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2004	2003	2002
Balance, beginning of year	$4,587	$3,797	$3,736

Charge-offs	(9)	—	(330)

Recoveries	—	—	—

Provision for loan losses	650	790	391

Balance, end of year	$5,228	$4,587	$3,979

Loans for which impairment has been recognized are as follows at December 31:

	2004	2003
Impaired loans with a valuation allowance	$—	$723
Impaired loans without a valuation allowance	157	—

Total impaired loans	157	723

Valuation allowance related to impaired loans	$—	$50

	Year ended December 31,
	2004	2003	2002
Average recorded investment in impaired loans	$440	$596	$429
Interest income recognized on impaired loans	14	44	52

At December 31, 2004 and 2003, the Bank had the following outstanding loan commitments:

Unfunded Loan Commitments as of December 31,

(In Thousands)

	2004	2003
Commercial lines of credit	$26,146	$27,635
Consumer lines of credit	35,898	22,568
Undisbursed portion of loans in process	44,642	17,050
Approved but, not funded mortgage loans	19,735	34,381
Approved but, not funded commercial loans	1,790	13,589
Approved but not funded consumer loans	1,158	416
Letters of credit	1,439	861

Total commitments	$130,808	$116,500

3.	SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

Securities Available for Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

Mortgage-backed securities — pass throughs	$114,365	$294	$(957)	$113,702
Collateralized mortgage obligations	73,894	—	(495)	73,399
Commercial mortgage-backed securities	47,545	472	(96)	47,921
Asset-backed securities (underlying securities mortgages)	187,949	1,504	(64)	189,389
Asset-backed securities	5,460	34	(351)	5,143
Corporate debt securities	1,569	83	—	1,652

	$430,782	$2,387	$(1,963)	$431,206

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003

Mortgage-backed securities — pass throughs	$129,766	$915	$(307)	$130,374
Collateralized mortgage obligations	48,704	—	(123)	48,581
Commercial mortgage-backed securities	59,927	1,022	(33)	60,916
Asset-backed securities (underlying securities mortgages)	151,909	404	(22)	152,291
Asset-backed securities	5,912	—	(951)	4,961
Corporate debt securities	1,489	79	—	1,568

	$397,707	$2,420	$(1,436)	$398,691

The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of December 31, 2004 and 2003 segregated by investments that have been in a continuous unrealized loss position for less than 12 months and investments that have been in a continuous unrealized loss position for 12 months or longer are summarized below:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004

Mortgage-backed securities - pass throughs	$54,582	$(350)	$29,319	$(607)	$83,901	$(957)
Collateralized mortgage obligations	61,773	(271)	11,626	(224)	73,399	(495)
Commercial mortgage-backed securities	7,090	(70)	832	(26)	7,922	(96)
Asset-backed securities - (underlying securities mortgages)	18,711	(64)	1,302	—	20,013	(64)
Asset-backed securities	—	—	4,216	(351)	4,216	(351)

	$142,156	$(755)	$47,295	$(1,208)	$189,451	$(1,963)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2003

Mortgage-backed securities - pass throughs	$49,450	$(307)	$—	$—	$49,450	$(307)
Collateralized mortgage obligations	48,581	(123)	—	—	48,581	(123)
Commercial mortgage-backed securities	2,766	(33)	—	—	2,766	(33)
Asset-backed securities (underlying securities mortgage)	24,131	(22)	—	—	24,131	(22)
Asset-backed securities	4,961	(951)	—	—	4,961	(951)

	$129,889	$(1,436)	—	—	$129,889	$(1,436)

Our mortgage-backed securities are issued by U.S. Government agencies and government sponsored enterprise, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of December 31, 2004, there are 58 mortgage-backed securities that are in an unrealized loss position with 25 of the mortgage-backed securities in an unrealized loss position for over twelve months. In December 31, 2003, there were 26 mortgage-backed securities in a unrealized loss position and no securities in a loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. Management intends to hold these securities until recovery.

Our collateralized mortgage obligations are issued by private entities or trusts and, as of December 31, 2004, are all rated AAA by a nationally recognized rating agency. As of December 31, 2004 and December 31, 2003, there are nine and eight, respectively collateralized mortgage obligation securities that are in an unrealized loss position. Of the nine securities in an unrealized loss position as of December 31, 2004, four of the securities have been in an unrealized loss position for over twelve months and in December 31, 2003 there were no securities in an unrealized loss position for over twelve months. Due to the AAA ratings noted above, Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. Management intends to hold these securities until recovery.

Our commercial mortgaged-backed securities are issued by various entities or trusts and, as of December 31, 2004, all are rated as investment grade by a nationally recognized rating agency. As of December 31, 2004, there are four commercial mortgage-backed securities that are in an unrealized loss position with one security in an unrealized loss position for over twelve months. As of December 31, 2003, there were three commercial mortgage-backed securities that were in an unrealized loss position with no securities in an unrealized loss position for over twelve months. Due to the investment grade ratings noted above, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. Management intends to hold these securities until recovery.

All but one of our asset-backed securities are issued by private entities or trusts and, as of December 31, 2004, are all rated as investment grade by a nationally recognized rating agency. With the exception of the security discussed in the next paragraph, the underlying collateral of these investments are single-family mortgages. As of December 31, 2004, there are seven asset-backed securities that are in an unrealized loss position and as of December 31, 2003, there are nine asset-backed securities that are in an unrealized loss position, for both periods, there are no securities in an unrealized loss position for over twelve months. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. Management intends to hold these securities until recovery.

The asset-backed securities are collateralized by a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $5,143 and $4,961 as of December 31, 2004 and 2003, respectively. The securities are of the senior tranches with priority cash flow rights. This medical equipment, asset-backed security is rated CCC by Moody’s and B1 by Fitch, as of December 31, 2004. Management believes the improvement in the unrealized loss from $952,000 as of December 31, 2003 to $351,000 as of December 31, 2004 is attributed to the decrease in delinquencies and default rates of the underlying loans. The delinquencies on the underlying loans of these securities have dropped from 28.1% as of the December 2003 servicer’s report to 13.4% per the December 2004 servicer report. Furthermore, management performs a stress test of the cash flows based on conservative delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on our DVI security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment”. Management intends to hold these securities until recovery.

The amortized cost and fair value of the available for sale debt securities by contractual maturity at December 31, 2004 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities - pass throughs
Due from one to five years	$1,453	$1,463
Due from five to ten years	1,995	2,013
Due over ten years	110,917	110,226

Total mortgage backed securities - pass throughs	114,365	113,702

Collateralized mortgage obligations
Due over ten years	73,894	73,399

Total collateralized mortgage obligations	73,894	73,399

Commercial mortgage-backed securities
Due from one to five years	18,269	18,597
Due over ten years	29,276	29,324

Total commercial mortgage-back securities	47,545	47,921

Asset-backed securities (underlying securities mortgages)
Due over ten years	187,949	189,389

Total asset backed-securities	187,949	189,389

Asset-backed securities
Due from five to ten years	5,460	5,143

Total asset backed-securities	5,460	5,143

Corporate debt securities
Due over ten years	1,569	1,652

Total corporate debt securities	1,569	1,652

Total	$430,782	$431,206

Proceeds from sales of available for sale securities were $28,316, $34,033 and $2,378, with related gross realized gains of $690,000, $1.5 million and $145,000 for 2004, 2003 and 2002, respectively.

Securities Held to Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

Mortgage-backed securities	$93	$6	—	$99

Total	$93	$6	—	$99

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003

Mortgage-backed securities	$222	$18	—	$240

Total	$222	$18	—	$240

The amortized cost and fair value of held to maturity debt securities by contractual maturity at December 31, 2004 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities -
Due from five to ten years	$90	$95
Due over 10 years	3	4

Total	$93	$99

4. PREMISES AND EQUIPMENT

     Premises and equipment consist of the following at December 31:

	Depreciable
	Lives (years)	2004	2003
Land		$1,281	$756
Office building	15-30	2,974	1,314
Leasehold improvements	3 to 25	3,512	3,014
Furniture, fixtures and equipment	3 to 20	5,883	5,238

Total		13,650	10,322
Less: accumulated depreciation and amortization		4,764	3,868

Premises and equipment, net		$8,886	$6,454

5. DEPOSITS

     A summary of deposits by type of account as of December 31 is as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate (1)	Amount	Interest Rate(1)
Noninterest bearing:
Noninterest bearing	$22,235	—	$25,456	—
Commercial noninterest bearing	11,395	—	3,815	—

Total noninterest bearing	33,630	—	29,271	—

Interest bearing:
Passbook	22,324	0.53%	19,868	0.45%
NOW accounts	33,876	0.06%	35,022	0.06%
Money Market	75,743	1.64%	85,593	1.36%
Commercial Money Market	8,567	1.07%	6,475	0.50%

Total interest bearing	140,510	1.05%	146,958	0.89%

Total	174,140	0.85%	176,229	0.74%

Certificates of deposits:
Over $100	220,685	2.37%	202,767	2.16%
Under $100	203,357	2.42%	191,701	2.28%

Total certificates of deposits	424,042		394,468

Total deposits	$598,182	1.93%	$570,697	1.76%

(1)	Weighted Average interest rate as of the end of the period.

97

     As of December 31, 2004, certificates of deposits are scheduled to mature as follows:

	$100,000 or	Less than
December 31	Greater	$100,000	Total
2005	$202,966	$178,171	$381,137
2006	9,921	12,380	22,301
2007	3,940	5,803	9,743
2008	538	2,056	2,594
2009 and beyond	3,320	4,947	8,267

	$220,685	$203,357	$424,042

6.	FEDERAL HOME LOAN BANK ADVANCES

We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances are limited to 35% of our total Bank assets, or $377,975 and $340,589 at December 31, 2004 and 2003, respectively.

FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $282,765 and $262,298 at December 31, 2004 and 2003, respectively, and mortgage-backed securities aggregating $176,712 and $119,629, current par value, at December 31, 2004 and 2003, respectively. The weighted-average interest rate on these advances was 2.52% and 1.49% at December 31, 2004 and 2003 respectively.

The maturities of FHLB advances at December 31 are as follows:

2004
2005	$297,000
2010	19,000

$316,000

7.	NOTE PAYABLE

At December 31, 2004 and 2003, the Company has a loan facility from two banks consisting of a revolving line of credit of $15.0 million, and we have not made any draws on the line of credit since we paid off the outstanding balance of $11.3 million in 2003.

On September 16, 2004, we entered into an amendment to our credit agreement, which reduced the LIBOR margin range from 2.0% to 3.0% to 1.75% to 2.75%. Under the new terms, interest is payable quarterly and the rate is based on three defined performance-based levels determined from quarterly operating results related to core profitability and nonperforming asset ratios: Level 1 allows for the choice of London Interbank Offered Rate (“LIBOR”) plus 175 basis points (in maturities of 30, 60 or 90 days) or prime rate less 50 basis points; Level 2 allows for the choice of LIBOR plus 225 basis points or prime rate less 50 basis points; Level 3 allows for the choice of LIBOR plus 275 basis points or prime rate. At December 31, 2004, the Company qualified for Level 1 loan pricing. A .25% commitment fee on the unused portion of the line is payable quarterly.

The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining the Los Padres Bank status as a “well capitalized” institution and complying with minimum core profitability requirements. The covenant that restricts payment of cash dividends in an aggregate amount not to exceed the greater of (a) $450,000 during any fiscal quarter, or (b) 40% of our consolidated net income during any fiscal quarter or declare dividends at any time an event of default has occurred under the revolving line of credit. Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements is also a covenant associated with the credit agreement. Management believes that as of December 31, 2004, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.

8.	OTHER DEBT

On September 27, 2004, the Company completed a $10.3 million capital trust offering. The capital trust securities bear interest at LIBOR plus 1.90% and will mature on October 7, 2034. The capital securities were issued through a newly formed trust, Harrington West Capital Trust II, in a private transaction. Interest is payable quarterly.

On September 25, 2003, the Company completed a $15.5 million capital trust offering. The capital trust securities bear interest at LIBOR plus 2.85% and will mature on October 8, 2033. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. Interest is payable quarterly.

9.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

We obtain funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. At December 31, 2004 and 2003, the Company had a fair value of $86.5 million and $71.9 million of mortgage-backed securities from the available-for-sale portfolio, which were pledged as collateral for our repurchase agreements. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements.

At December 31, 2004 and 2003, we had five wholesale repurchase agreements with Citigroup Financial Services totaling $79.0 million and $65.0 million with a weighted average coupon of 2.59% and 2.61% and maturities ranging from July 2005 to July 2010. We also had retail repurchase agreements with our customers of $689 and $728 at December 31, 2004 and 2003, respectively. The retail repurchase agreements mature daily and have a weighted-average interest rate of .93% and .63% at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, 2003 and 2002, the maximum balance of our repurchase agreements at any month-end was $80.6 million, $65.6 million and $2.0 million, respectively and our average balance was $75.5, $35.5 and $1.0 million, respectively.

10.	INCOME TAXES

The provision for taxes on income consists of the following components for the years ended December 31:

	2004	2003	2002
Current tax expense:
Federal	$3,737	$4,799	$2,495
State	918	1,393	923

	4,655	6,192	3,418

Deferred tax expense (benefit):
Federal	606	(663)	165
State	175	(280)	(54)

	781	(943)	111

	$5,436	$5,249	$3,529

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2004	2003	2002
Federal income taxes at statutory rates	35.0%	35.0%	35.0%
Increase resulting from:
State tax, net of federal benefit	5.2	5.7	6.5
Other, net	(0.4)	0.8	(0.3)

	39.8%	41.5%	41.2%

The following is a summary of the components of the net deferred tax asset at December 31:

	2004	2003
Deferred tax asset:
Unrealized hedging loss on cash flow hedges	$1,719	$2,518
Allowance for loan losses	2,237	1,923
State tax	432	455
Other	83	—
Depreciation	89	177

Gross deferred tax asset	4,560	5,073

Deferred tax liabilities:
Net loan fees/costs	1,829	1,329
FHLB stock dividends	998	624
Unrealized gain on available for sale securities	171	408
Other	248	61

Gross deferred tax liability	3,246	2,422

Net deferred tax asset	$1,314	$2,651

11.	STOCKHOLDERS’ EQUITY

Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Bank at the then-prevailing corporate tax rates. At December 31, 2004, this restricted amount was $671.

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

During 1996, the Company granted 180,000 options with a stock price of $4.86 per share and an expiration date of April 14, 2001. Such options were granted to Smith Breeden Associates (“SBA”) for financial advisory services provided in connection with the Company’s acquisition of the Bank. The estimated value of such options as of the date granted was considered as part of the purchase price of the Bank. During 2001, 129,056 of the options were exercised and the balance of 50,944 options was extended to expire on June 30, 2003.

During 2002, the maturity of the 50,944 options was extended two years from June 30, 2003 to June 30, 2005. A $124 pre-tax charge to earnings was recorded in 2002, which was equal to the change in the fair value of the underlying stock since the last extension, applied to the number of options extended. Specifically, the $124 pre-tax charge was calculated by taking the difference between the fair values of the underlying stock at the extension date (i.e., $9.00) and the fair value of the stock at the previous extension date (i.e., $6.66) multiplied by 50,944. The offsetting entry was recorded to paid-in capital in the stockholders’ equity section.

A summary of the status of the Company’s stock options as of December 31 and changes during the years are presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Incentive stock options:
Outstanding, beginning of year	572,730	$6.88	508,590	$6.46	447,660	$6.25
Granted	181,250	$15.98	76,740	$9.40	72,630	$7.88
Expired unexercised	(3,030)	$12.78			(11,700)	$7.13
Options exercised	(72,825)	$7.03	(12,600)	$5.52

Outstanding, end of year	678,125	$9.27	572,730	$6.88	508,590	$6.46
Stock options granted to SBA	50,944	$4.86	50,944	$4.86	50,944	$4.86

Outstanding, end of year	729,069	$8.95	623,674	$6.71	559,534	$6.32

Exercisable, end of year	458,913	$6.29	401,400	$6.17	381,466	$6.13

The outstanding options have prices ranging from $4.86 to $18.18. Remaining available options to be issued under the stock option plan were 22,889 and 190,190 for December 31, 2004 and 2003, respectively.

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Options	Life (years)	Price	Options	Price
$4.86	124,744	1.1	$4.86	124,744	$4.86
$5.69	84,600	2.5	$5.69	84,600	$5.69
$6.94	212,445	4.9	$6.94	204,030	$6.94
$7.78	55,350	7.0	$7.78	26,234	$7.78
$8.75	7,200	7.5	$8.75	3,600	$8.75
$9.38	62,880	8.0	$9.38	14,505	$9.38
$9.58	4,800	8.1	$9.58	1,200	$9.58
$10.22	900	8.5	$10.22
$13.68	82,200	9.0	$13.68
$15.98	1,200	9.2	$15.98
$16.95	2,000	9.2	$16.95
$18.18	90,750	10.0	$18.18

Total	729,069	5.6	$8.95	458,913	$6.29

12.	REGULATORY CAPITAL REQUIREMENTS

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

During 2002, due to our business strategy which was concentrated on growth, a shift in our lending focus to more commercial lending and the size of our securities portfolios, we agreed with the OTS that we would maintain a total risk-based capital ratio and a leverage capital ratio of at least 11.0% and 6.0%, respectively, which was in excess of the OTS’ minimum requirements. During 2003, the OTS agreed to remove the 11.0% and 6.0% requirement noted above.

As of December 31, 2004 and 2003, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution’s category.

Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. At December 31, 2004, the Bank’s retained earnings available for the payment of dividends were $12,694. Accordingly, $39,966 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2004. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

REGULATORY CAPITAL
FINANCIAL STATEMENT FOOTNOTE

									To Be Well
									Capitalized Under
			For Capital			Minimum Required			Prompt Corrective
	Actual		Adequacy Purposes			by OTS Agreement			Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2004:
Total Capital
(to risk weighted assets)	$77,015	11.13%	$55,359	≥	8.00%	$72,659	≥	10.50%	$69,199	≥	10.00%

Core capital
(to adjusted tangible assets)	$71,787	6.68%	42,977	≥	4.00%	59,093	≥	5.50%	53,721	≥	5.00%

Tangible capital
(to tangible assets)	$71,787	6.68%	16,116	≥	1.50%	N/A		N/A	N/A		N/A

Tier 1 capital
(to risk weighted assets)	$71,787	10.37%	N/A		N/A	N/A		N/A	41,519	≥	6.00%

As of December 31, 2003:
Total Capital
(to risk weighted assets)	$63,461	10.99%	$46,209	≥	8.00%	$60,649	≥	10.50%	$57,761	≥	10.00%

Core capital
(to adjusted tangible assets)	$58,924	6.08%	38,757	≥	4.00%	53,290	≥	5.50%	48,446	≥	5.00%

Tangible capital
(to tangible assets)	$58,924	6.08%	14,534	≥	1.50%	N/A		N/A	N/A		N/A

Tier 1 capital
(to risk weighted assets)	$58,924	10.20%	N/A		N/A	N/A		N/A	34,657	≥	6.00%

13. EARNINGS PER SHARE

     The following tables represent the calculations of earnings per share (“EPS”) for the periods presented.

	Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$8,209	5,256,030	$1.56
Effect of dilutive stock options		347,650	(0.10)

Diluted EPS	$8,209	5,603,680	$1.46

	Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$7,413	5,197,008	$1.43
Effect of dilutive stock options		257,994	(0.07)

Diluted EPS	$7,413	5,455,002	$1.36

	Year Ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$5,045	4,204,456	$1.20
Effect of dilutive stock options		165,565	(0.05)

Diluted EPS	$5,045	4,370,021	$1.15

14. COMMITMENTS AND CONTINGENCIES

     Aggregate minimum lease commitments under long-term operating leases as of December 31, 2004 are as follows:

2005	$1,268
2006	1,281
2007	1,255
2008	1,221
2009	1,223
2010 and thereafter	13,929

$20,177

Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. The leases also provide for option renewal periods. Rental expense was $1,164, $1,055 and $840 for the years ended December 31, 2004, 2003 and 2002, respectively.

15.	TRADING ACCOUNT ASSETS

Derivative Instruments Not Receiving Hedge Treatment - The Bank is a party to a variety of interest rate contracts such as interest rate swaps, caps, floors, futures, options and total return swaps (“Interest Rate Agreements”), which are recorded in the financial statements at fair value with changes in fair value and periodic payments recorded in earnings.

Interest rate swaps are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (“notional”) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged and does not represent the amount at risk. As of December 31, 2004 the Bank held $95.0 million notional amount of Commercial Mortgage Backed Securities (“CMBS”) swaps and $25.0 million notional amount of Asset Backed Securities (“ABS”) swaps whereby the Bank receives the spread on the Lehman Brothers CMBS Index and specific ABS securities plus a constant spread and receives or pays the market value change of the index.

Interest rate futures contracts are commitments to either purchase or sell designated instruments at a future date for a specified price. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled in cash daily. The Bank maintained $0 at December 31, 2004 and 2003, respectively, in agency securities as a deposit with a broker for its futures activities. The Company did not have any interest rate futures contracts outstanding at December 31, 2004 and 2003.

The following is a summary of the Interest Rate Agreements as of December 31:

	Contract or	Estimated		Weighted Average
	Notional	Fair Value		Interest Rate
	Amount	Asset	Liability	Payable	Receivable
2004

Total return swaps - receive total return CMBS investment grade total return, pay LIBOR	$95,000	$32	$18	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index

Total return swaps - receive total return on one month LIBOR based ABS securities	$25,000	$63	$0	Bank receives the spread on five specific -A ABS securities plus a spread of 12 basis points and receives or pays the market value change at maturity.

2003

Total return swaps - receive total return CMBS investment grade total return, pay LIBOR	$100,000	$166	$0	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index

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

The following table shows the various components of the Company’s recorded net gain (loss) on its trading assets for the years ended December 31.

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2004

Interest rate contracts:
Swaps	$674	$(71)	$603

MBS and other trading assets	690	(32)	658

Total trading portfolio	$1,364	$(103)	$1,261

December 31, 2003

Interest rate contracts:
Swaps	$1,009	$182	$1,191

MBS and other trading assets	1,488	(32)	1,456

Total trading portfolio	$2,497	$150	$2,647

December 31, 2002

Interest rate contracts:
Swaps	$(206)	$99	$(107)
Caps
Futures	(97)	—	(97)

Total	(303)	99	(204)
MBS and other trading assets	149	24	173

Total trading portfolio	$(154)	$123	$(31)

The following table shows the Company’s trading securities included in trading account assets as of December 31:

     Securities Held for Trading:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

Mortgage-backed securities and other -	$383	$6	$(1)	$388
Mutual funds	560	21	—	581
CMBS total return swaps	—	95	(18)	77

Trading assets	$943	$122	$(19)	$1,046

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003

Mortgage-backed securities and other -	$1,447	$49	$(1)	$1,495
Mutual funds	441	10	—	451
CMBS total return swaps	—	165	—	165

Trading assets	$1,888	$224	$(1)	$2,111

16.	DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT

At December 31, 2004, the swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges. During 2004, the ineffective portion of the change in fair value of the cash flow hedges was $155.

	Contract or
	Notional	Estimated	Weighted-Average
	Amount	Fair Value	Interest Rate
			Receivable	Payable
December 31, 2004 -
Interest rate swaps - pay fixed receive 3-month LIBOR	$152,000	$(4,134)	2.35%	4.42%

December 31, 2003 -
Interest rate swaps - pay fixed receive 3-month LIBOR	$137,000	$(5,904)	1.17%	4.40%

The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2004:

Maturities	2005	2006	2007	2008	2009	Thereafter
Interest rate swaps:
Notional amount	$0	$23,000	$52,000	$4,000	$25,000	$48,000
Weighted-average payable rate	0.00%	2.92%	3.80%	3.78%	5.77%	5.15%
Weighted-average receivable rate	0.00%	2.30%	2.39%	2.08%	2.39%	2.33%

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

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,238	$13,238	$22,856	$22,856
Trading account assets	1,046	1,046	2,111	2,111
Securities, available for sale	431,206	431,206	398,691	398,691
Securities, held to maturity	93	99	222	240
Loans receivable, net	598,442	615,198	518,496	536,969
FHLB stock	15,134	15,134	13,425	13,425
Accrued interest receivable	3,322	3,322	2,928	2,928

Liabilities:
Demand deposits	174,140	174,140	176,229	176,229
Certificates of deposits	424,042	423,364	394,468	397,378
FHLB advances	316,000	317,043	262,500	264,627
Securities sold under repurchase agreements	79,689	79,952	65,728	66,260
Other debt	25,774	25,774	15,464	15,464
Note payable	—	0	—	—
Accrued interest payable	765	765	629	629

Hedging Instruments - Interest rate swaps	(4,134)	(4,134)	(5,904)	(5,904)

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

Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2004 or 2003, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

18. RELATED-PARTY TRANSACTIONS

The Bank has contracted with Smith Breeden Associates (SBA) to provide investment advisory services and interest rate risk analysis. A principal of SBA is a director for the Company and the Bank. Several principals and employees of SBA are stockholders of the Company. The amount of consulting expense relating to SBA for the years ended December 31, 2004, 2003 and 2002 was $412,000, $365,000 and $325,000, respectively.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $0 and $891 at December 31, 2004 and 2003, respectively. The following table is a rollforward of the related party loan activity.

	2004	2003
Beginning balance	$7,597	$4,636
Additions	30	3,575
Repayments	(1,195)	(350)
Change in related party status	(1,050)	(264)

Ending balance	$5,382	$7,597

19. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. The expense associated with the employee benefit plan is included in salary and employee benefits in the consolidated statements of earnings. For the plan years ended December 31, 2004, 2003 and 2002, the Company contributed $473,000, $405,000 and $332,000, respectively.

20. PARENT COMPANY ONLY FINANCIAL INFORMATION

     Condensed Statements of Financial Condition

	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$2,580	$1,040
Trading account assets	163	864
Investment in subsidiaries	75,225	61,719
Other assets	1,029	359

TOTAL	$78,997	$63,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Other debt	$25,774	$15,464
Accounts payable and other liabilities	563	442

Total liabilities	26,337	15,906

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 9,000,000 shares authorized; 5,278,934 shares issued and outstanding as of December 31, 2004 and 5,206,109 shares as of December 31, 2003	53	43
Additional paid-in capital	31,225	30,710
Retained earnings	23,637	20,082
Accumulated other comprehensive income, net of tax	(2,255)	(2,759)

Total stockholders’ equity	52,660	48,076

TOTAL	$78,997	$63,982

Condensed Statements of Earnings

	Year Ended December 31,
	2004	2003	2002
Interest income	$23	$3	$—
Interest expense	822	(500)	(680)

Net interest income	(799)	(497)	(680)

Other income	(15)	56	22
Other expense	(1,002)	(867)	(722)

Loss before income taxes and equity in subsidiaries	(1,816)	(1,308)	(1,380)
Income tax benefit	740	543	568

Loss before equity in subsidiary	(1,076)	(765)	(812)
Equity in net earnings of subsidiary	9,285	8,178	5,857

Net income	$8,209	$7,413	$5,045

Condensed Statements of Cash Flows

	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$8,209	$7,413	$5,045
Adjustments:
Equity in net undistributed earnings of subsidiary	(9,299)	(8,178)	(5,857)
Sale of trading assets	—	—	—
(Increase) decrease in unrealized gain in trading assets	(17)	(20)	14
Amortization and depreciation	(3)	2	(1)
(Increase) decrease in other assets	11	47	(91)
(Decrease) increase in accounts payable and other liabilities	(454)	16	182
Other	—	—	124

Net cash used in operating activities	(1,553)	(720)	(584)

Cash Flows from Investing Activities:
Net (increase) decrease in investment securities	714	(1,471)	—
Investment in subsidiary	(303)	(460)
Purchase of furniture, fixtures and equipment	(99)	—	—

Net cash used in investing activities	312	(1,931)	—

Cash Flows from Financing Activities:
Net proceeds from initial public offering	—	—	10,221
Net proceeds from exercise of stock options	516	69	—
Cash contribution to subsidiary	(7,400)	—	(5,400)
Cash dividends received from Bank	4,000	—	3,000
Cash dividends paid	(4,645)	(1,127)	(425)
Increase/(decrease) in other debt	10,310	15,464	—
(Decrease) increase in notes payable	—	(11,300)	(6,700)

Net cash provided by financing activities	2,781	3,106	696

Net (decrease) increase in cash and cash equivalents	1,540	455	112

Cash and cash equivalents, beginning of year	1,040	585	473

Cash and cash equivalents, end of year	$2,580	$1,040	$585

Supplemental Disclosures
Non-cash investing and financing activities:
Dividend in kind	$—	$(757)	$—

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2004

Interest income	$14,021	$13,271	$12,727	$12,247
Interest expense	6,432	5,846	5,232	5,208

Net interest income	7,589	7,425	7,495	7,039
Provision for loan losses	100	230	230	90

Net interest income after provision for loan loss	7,489	7,195	7,265	6,949
Noninterest income	1,182	963	930	1,088
Noninterest expense	4,979	4,828	4,870	4,739

Income before provision for income taxes	3,692	3,330	3,325	3,298
Provision for income taxes	1,501	1,351	1,345	1,239

Net income	$2,191	$1,979	$1,980	$2,059

Basic earnings per share	$0.42	$0.38	$0.38	$0.40
Diluted earnings per share	$0.39	$0.35	$0.35	$0.37

2003

Interest income	$11,919	$11,851	$11,306	$11,358
Interest expense	5,173	4,965	5,049	5,121

Net interest income	6,746	6,886	6,257	6,237
Provision for loan losses	80	100	250	360

Net interest income after provision for loan loss	6,666	6,786	6,007	5,877
Noninterest income	1,228	1,227	1,562	1,158
Noninterest expense	4,505	4,579	4,472	4,293

Income before provision for income taxes	3,389	3,434	3,097	2,742
Provision for income taxes	1,389	1,436	1,286	1,138

Net income	$2,000	$1,998	$1,811	$1,604

Basic earnings per share	$0.38	$0.38	$0.35	$0.31
Diluted earnings per share	$0.36	$0.37	$0.33	$0.30

22. SUBSEQUENT EVENTS

On February 2, 2005, Los Padres Bank entered into an agreement with Western Financial Bank for the purchase and assumption of their office in Thousand Oaks, California. In the purchase agreement, Los Padres Bank has agreed to purchase approximately $51.9 million in deposits and their associated overdraft protection accounts or line of credits, all furniture and fixtures and assume the lease for the building. This transaction is subject to regulatory approval and the Bank has submitted its application to the Office of Thrift Supervision and is awaiting final approval.

******

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

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officer of the Registrant.

     This information is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed pursuant to Regulation 14A.

As of March 10, 2004, our board of directors formally adopted the Company’s Code of Ethics, a copy of which was filed as Exhibit 14 to the 2003 Annual Report on Form 10-K.

Item 11. Executive Compensation.

     This information is incorporated by reference from our Proxy Statement which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     This information with respect to beneficial ownership by beneficial owners and management is incorporated by reference from our Proxy Statement which will be filed pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2004.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	678,125	$9.27	22,889
Equity compensation plans not approved by security holders (1)	50,944	4.86	—

Total	729,069	$8.95	22,889

(1)	During 1996, we granted 180,000 options to Smith Breeden Associates for financial advisory services provided to us in connection with our acquisition of Los Padres Bank. For further information regarding these options refer to footnote No. 11 of our Financial Statements in Item 8 hereof.

Item 13. Certain Relationships and Related Transactions.

     This information is incorporated by reference from our Proxy Statement which will be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

     The information is incorporated by reference from our Proxy Statement which will be filed pursuant to Regulation 14A.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

     (1) The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(b) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003. (2)

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003 (2)

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003 (2)

4.4	Indenture Agreement dated September 27, 2004.

4.5	Amended and Restated Declaration of Trust of Harrington West Capital Trust II dated September 27, 2004

4.6	Guarantee Agreement dated September 27, 2004

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

EXHIBIT NO.	DESCRIPTION
10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003. (2)

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003. (2)

10.2.4	Seventh Amendment to Amended and Restate Credit Agreement dated September 16, 2004.

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny and Smith Breeden Associates, Inc.. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

11	Statement re computation of per share earnings – Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.

14	Code of Ethics (3)

23	Consent of Deloitte and Touche, LLP

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 11, 2003.

(3)	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

March 22, 2005	By:	/s/ Craig J. Cerny

Craig J. Cerny
Chairman of the Board
and Chief Executive Officer

March 22, 2005	By:	/s/ William W. Phillips, jr.

William W. Phillips, Jr.
President, Chief Operating Officer
and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Craig J. Cerny	Chairman of the Board and	March 22, 2005

Craig J. Cerny	Chief Executive Officer

/s/ William W. Phillips	Director, President, Chief	March 22, 2005

William W. Phillips, Jr.	Operating Officer and Chief Financial Officer

/s/ Stanley J. Kon	Director	March 22, 2005

Stanley J. Kon

/s/ John J. McConnell	Director	March 22, 2005

John J. McConnell

/s/ Paul O. Halme	Director	March 22, 2005

Paul O. Halme

/s/ William D. Ross	Director	March 22, 2005

William D. Ross