Form 10-Q
period 2005-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2005-05-13
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐Yes ☑ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     5,363,853 shares of Common Stock, par value $0.01 per share, outstanding as of April 26, 2005.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Financial Condition as of March 31, 2005 (Unaudited) and December 31, 2004	2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	3

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three months ended March 31, 2005 (Unaudited) and Year Ended December 31, 2004	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

Part II – Other Information

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	34
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1-FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$11,589	$13,238
Trading account assets (including assets pledged of $342 and $383 at March 31, 2005 and December 31, 2004, respectively)	911	1,046
Securities available for sale (including assets pledged of $202,466 and $205,780 at March 31, 2005 and December 31, 2004, respectively)	421,961	431,206
Securities held to maturity	91	93
Loans receivable, (net of allowance for loan losses of $5,377 and $5,228 at March 31, 2005 and December 31, 2004, respectively)	621,420	598,442
Accrued interest receivable	3,431	3,322
Premises and equipment, net	9,392	8,886
Prepaid expenses and other assets	3,519	3,745
Investment in FHLB stock, at cost	15,463	15,134
Deferred tax asset	613	1,314
Goodwill	3,981	3,981
Core deposit intangible, net	875	923

TOTAL ASSETS	$1,093,246	$1,081,330

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$562,713	$564,552
Non-interest bearing	38,800	33,630

Total Deposits	601,513	598,182

FHLB advances	325,000	316,000
Securities sold under repurchase agreements	79,479	79,689
Subordinated debt	25,774	25,774
Accounts payable and accrued expenses	4,446	8,563
Income taxes payable	1,139	462

TOTAL LIABILITIES	1,037,351	1,028,670

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized:
5,337,828 and 5,278,934 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	54	53
Additional paid-in capital	31,785	31,225
Retained earnings	25,291	23,637
Accumulated other comprehensive income (loss), net of tax of $699 and $285 at March 31, 2005 and December 31, 2004, respectively	(1,235)	(2,255)

Total Stockholders’ Equity	55,895	52,660

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,093,246	$1,081,330

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Dollars in thousands, except share data

	Three months ended
	March 31,
	2005	2004
INTEREST INCOME
Interest on loans	$9,908	$8,592
Interest and dividends on securities	4,400	3,655

Total interest income	14,308	12,247

INTEREST EXPENSE
Interest on deposits	3,085	2,535
Interest on FHLB advances and other borrowings	3,662	2,673

Total interest expense	6,747	5,208

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	7,561	7,039

PROVISION FOR LOAN LOSSES	150	90

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,411	6,949

OTHER INCOME (LOSS)
Income from trading assets	712	338
Other income (loss) gain	(7)	(10)
Banking fee income	858	760

Total other income	1,563	1,088

OTHER EXPENSES
Salaries & employee benefits	2,811	2,683
Premises & equipment	904	724
Insurance premiums	125	148
Marketing	99	109
Computer services	181	155
Consulting fees	362	245
Office expenses & supplies	214	211
Other	514	464

Total other expenses	5,210	4,739

INCOME BEFORE INCOME TAXES	3,764	3,298

INCOME TAXES	1,529	1,239

NET INCOME	$2,235	$2,059

BASIC EARNINGS PER SHARE	$0.42	$0.40

DILUTED EARNINGS PER SHARE	$0.40	$0.37

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,291,640	5,209,166

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,616,246	5,545,816

The accompanying notes are an integral part of these condensed financial statements .

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity
Balance, January 1, 2004	5,206,109	$52	$30,710	$20,073		($2,759)	$48,076

Comprehensive income:

Net income				8,209	$8,209		8,209
Other comprehensive income, net of tax
Unrealized (losses) on securities					(324)	(324)	(324)
Effective portion in change in fair value of cash flow hedges					828	828	828

Total comprehensive income					$8,713

Stock options	72,825	1	515				516

Dividends on common stock				(4,645)			(4,645)

Balance, December 31, 2004	5,278,934	53	31,225	23,637		(2,255)	52,660

Comprehensive income:
Net income				2,235	$2,235		2,235
Other comprehensive income, net of tax
Unrealized (losses) on securities					(775)	(775)	(775)
Effective portion in change in fair value of cash flow hedges					1,795	1,795	1,795

Total comprehensive income					$3,255

Stock options exercised	58,894	1	560				561

Dividends on common stock				(581)			(581)

Balance, March 31, 2005	5,337,828	$54	$31,785	$25,291		($1,235)	$55,895

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2005	2004
DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding (loss) arising during period, net of tax (benefit) expense of $(511) and $389 for the three-months ending March 31, 2005 and 2004, respectively	$(745)	$567
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $20 and $(177) for the three months ended March 31, 2005 and 2004, respectively	30	(257)

Net unrealized (loss) on securities, net of tax (benefit) expense of ($533) and $566 for the three months ended, March 31, 2005 and 2004, respectively	$(775)	$824

Unrealized net gain (loss) on cash flow hedges, net of tax expense (benefit) of $1,282 and $(1,098) for the three months ending March 31, 2005 and 2004, respectively	$1,868	$(1,600)
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $50 and $12 for the three months ended March 31, 2005 and 2004, respectively	73	17

Net unrealized gain (loss) on cash flow hedges, net of tax expense (benefit)of $1,232 and $(1,110) for the three months ended March 31, 2005 and 2004, respectively	$1,795	$(1,617)

Total change in Other Comprehensive Income	$1,020	$(793)

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended	Three months ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,235	$2,059
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	139	(134)
Depreciation and amortization	345	260
Amortization of premiums and discounts on loans receivable and securities	714	734
Provision for loan losses	150	90
(Gain) on sale of investment securities	(50)	(434)
Activity in securities held for trading	135	161
FHLB stock dividend	—	(127)
(Increase) decrease in accrued interest receivable	(109)	10
Increase in income taxes payable	677	179
Increase (decrease) in deferred income taxes	701	(228)
(Increase) decrease in prepaid expenses and other assets	(22)	295
Decrease in accounts payable	(2,325)	(2,451)

Net cash provided by operating activities	2,590	414

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(23,361)	(14,666)
Proceeds from sales of securities available for sale	3,045	6,772
Principal paydowns on securities available for sale	19,699	20,531
Principal paydowns on securities held to maturity	2	8
Purchases of securities available for sale	(14,844)	(29,036)
Purchase of premises and equipment	(557)	(1,027)
Purchase of FHLB Stock	(329)	(400)

Net cash used in investing activities	(16,345)	(17,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,336	14,073
Decrease in securities sold under agreements to repurchase	(210)	(29)
Increase (decrease) in FHLB advances	9,000	(6,000)
Exercise of stock options on common stock	561	352
Dividends paid on common stock	(581)	(434)

Net cash provided by financing activities	12,106	7,962

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,649)	(9,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,238	22,856

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,589	$13,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$6,236	$4,171
Income Taxes	$—	$880

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and will operate 15 banking offices at the end of May 2005 in three markets as follows; eleven Los Padres banking offices on the California Central Coast when we complete the purchase and assumption in May 2005 of a banking office in Thousand Oaks, two Los Padres banking offices in Scottsdale, Arizona, and two banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $137.8 million in assets under management or custody, which offers services to individuals and small institutional clients on a fee basis by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded funds.

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

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004, included in the Annual Report on Form 10-K.

Allowance for Loan Losses – Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

The allowance is maintained at a level believed by management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on commercial loans, consumer loans and mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

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

Management believes the level of the allowance as of March 31, 2005 is adequate to absorb losses inherent in the loan portfolio.

Fair Value of Options – The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

The fair value of options granted under the Company’s incentive stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions below. Had the Company recognized compensation expense over the vesting period of the options based on the fair value method as discussed above, the Company’s pro forma net income and earnings per share for the three month period ended March 31, 2005 and March 31, 2004 would have been as follows:

	Three months ended
Pro Forma Results	March 31, 2005	March 31, 2004
Net income:
As reported	$2,235	$2,059
Pro forma	$2,180	$2,022

Earnings per share – basic:
As reported	$0.42	$0.40
Pro forma	$0.41	$0.39

Earnings per share – diluted:
As reported	$0.40	$0.37
Pro forma	$0.39	$0.36

For purposes of this computation, the significant assumptions used for the three-month periods ending March 31, 2005 and March 31, 2004 computed on a weighted average basis, were:

	2005	2004
Risk free interest rate:	4.3%	4.1%
Expected life (years):	9	9
Expected volatility:	40.7%	32.7%

Recent Accounting Pronouncements

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality, SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Upon adoption on January 1, 2005, there was no impact on the Company’s financial position or results of operations. Management does note expect the adoption of this statement to have a material impact on the Company’s future financial position or consolidated results of operation.

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

     In December 2004, the FASB revised SFAS No. 123 (R) (“SFAS 123 (R)”), Share Based Payment. SFAS 123 (R) replaced existing requirements under SFAS No. 123 and APB 25. SFAS 123 (R) requires companies to measure and recognize compensation expense equal to the fair value of stock options or other share based payments. SFAS 123 (R)is effective for all interim and annual periods beginning after December 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of calendar year 2006. The Company is in the process of evaluating the impact of this standard on its consolidated results of operation and financial position.

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

3. EARNINGS PER SHARE

     The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$2,235	5,291,640	$0.42
Effect of dilutive stock options		324,606	(0.02)

Diluted EPS	$2,235	5,616,246	$0.40

	Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$2,059	5,209,166	$0.40
Effect of dilutive stock options		336,650	(0.03)

Diluted EPS	$2,059	5,545,816	$0.37

4. COMMITMENTS AND CONTINGENCIES

The following tables present our contractual obligations and commercial commitments as of March 31, 2005.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
			(In Thousands)
Contractual obligations:
Certificates of deposit	$429,341	$382,564	$35,452	$11,252	$73
FHLB advances	325,000	306,000	—	—	19,000
Reverse Repurchase Agreements	79,479	20,479	14,000	30,000	15,000
Leases	20,176	1,268	2,535	2,444	13,929
Subordinated debt	25,774	—	—	—	25,774
Due to broker	325	325	—	—	—
Interest expense for debt obligations	47,250	4,413	8,303	6,261	28,273

Total contractual obligations	$927,345	$715,049	$60,290	$49,957	$102,049

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$27,869	$24,676	$1,946	$778	$469
Consumer lines of credit(1)	40,277	1,765	—	2	38,510
Undisbursed portion of loans in process	43,828	23,806	20,022	—	—
Approved but, unfunded mortgage loans	18,907	18,907	—	—	—
Approved but, unfunded commercial loans	650	650	—	—	—
Approved but unfunded consumer loans	1,235	1,235	—	—	—
Letters of credit	1,547	1,247	300	—	—

Total commitments	$134,313	$72,286	$22,268	$780	$38,979

(1)	Line of credit with no stated maturity date is included in commitments for less than one year.

Item 2: Management’s Discussion and Analysis

Corporate Profile

     Harrington West Financial Group, Inc. (NASDAQ: HWFG) is a diversified, community-based, financial institution holding company. Our primary business is delivering an array of financial products and services to commercial and retail consumers through our fifteen full-service banking offices in multiple markets, after the expected completion of our Thousand Oaks, California branch acquisition in May 2005. We also operate Harrington Wealth Management Company, our wholly owned subsidiary, which provides trust and investment management services to individuals and small institutional clients through customized investment allocations and a high service approach. The culture of our company emphasizes building long-term customer relationships through exemplary personalized service. Our corporate headquarters are in Solvang, California with executive offices in Overland Park, Kansas.

Mission and Philosophy

     Our mission is to increase shareholder value through the development of highly profitable, community-focused banking operations that offer a broad range of high value loan alternatives, deposit products, and investment and trust services for commercial and retail customers in the markets of the California central coast and the metropolitan areas of Kansas City and Phoenix/Scottsdale.

Multiple Market Strategy

     Although our markets are geographically dispersed, we can compete effectively in each region due to our considerable market knowledge of each area, our placement of local management with extensive banking experience in the respective market, our strong community ties that enhance relationship development, the favorable demographic and economic characteristics specific to each market, and our broad product menu and flexible terms.

     We gain operating efficiency from centralized operations, administration, and systems. The banking operations of each region, however, are distinct to its market and its clientele and led by a local management team responsible for the region’s profitable development. We operate the Kansas City offices under the Harrington Bank (dba) brand name; California and Arizona offices operate under the Los Padres Bank brand name.

     We believe this multiple market banking strategy benefits our shareholders by providing the ability to:

1.	Diversify the loan portfolio and thus economic and credit risk

2.	Capitalize on the most favorable growth markets

3.	Deploy elements of our diverse product mix that are best suited for each market

4.	Price products strategically among the markets to maximize profitability.

     While employing this strategy, we have expanded our banking facilities from four to fifteen offices since 1996. We expect to operate eleven full-service offices on the central coast of California along Highway 101 from Thousand Oaks to Atascadero by May 2005, two banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. We are considering additional expansion opportunities in each region and plan to open two to three offices every eighteen months. We evaluate opportunities for acquiring entities, which offer financial services, but remain value-oriented. We expect acquisitions will be accretive to earnings per share within a twelve-month period.

Product Line Diversification

     Over the last five years, we have broadened our product lines to diversify revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small- to medium-sized businesses and developed our consumer lending lines to include home equity lines of credit. In 2001, we added Internet banking and bill pay services to augment our in-branch services and consultation. In 2003, we further expanded mortgage banking and brokerage activities in all of our markets.

Modern Financial and Investment Management Skills

     We have considerable expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen of his twenty years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage related securities to enhance our earnings. Our goal is to produce a pre-tax return on these investments of 1.25% to 1.50% over the related funding sources. We believe our ability to price loans and investments on an option-adjusted spread basis and then manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, which do not offer these products due to their inability or unwillingness to manage the interest rate risk.

Control Banking Risks

     We seek to control banking risks. Our disciplined credit evaluation and underwriting environment emphasizes the assessment of collateral support, cash flows, guarantor support, and stress testing. We manage operational risk through stringent policies, procedures, and controls and manage interest rate risk through our modern financial and hedging skills and the application of risk management tools.

Concentrate on Selected Performance Measures

     We evaluate our performance based upon the primary measures of return on average equity, which we seek to maintain in the mid-teens, earnings per share growth, and franchise value creation through the growth of deposits, loans, and wealth management assets.

Profitability Drivers

     We expect these factors will drive more consistent and growing profitability in the future:

1.	Steady development and growth of loans, deposits, and investment management and trust accounts in all of our markets.

2.	Changing the loan mix to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity lines.

3.	Growing our non-costing consumer and commercial deposits and continuing to change the overall deposit mix to core deposit accounts.

4.	Diversifying and increasing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

5.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return over one month LIBOR of approximately 1.25% to 1.50% per annum.

6.	Controlling interest rate risk of the institution to a low level and seeking high credit quality of the loan and investment portfolios.

Together, we believe these factors will contribute to more consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections.

Results of Operations

     The Company reported net income of $2.2 million for the three months ended March 31, 2005, as compared to $2.1 million for the three months ended March 31, 2004, an increase of $176 thousand or 8.5%. The increase in net income was primarily driven by an increase in net interest income and an increase in other income, which was partially offset by an increase in non-interest expense. On a diluted earnings per share basis, the Company earned $.40 per share for the three months ended March 31, 2005, compared to $.37 per share for the three months ended March 31, 2004. Return on average equity was 16.5% in the March 2005 quarter compared to 16.9% in the same period in 2004.

     The Company’s net interest income after provision for loan losses increased by $462 thousand or 6.6% to $7.4 million in the three months ended March 31, 2005 over the prior comparable period in 2004. The increase in the Company’s net interest income during the period reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin decreased by 11 basis points to 2.84% during the three months ended March 31, 2005, when compared to 2.95% in the same period of 2004. The margin has declined slightly as a result of the lag in the repricing of some floating rate loans (lagging prime based and COFI loans), investments, and three month LIBOR based interest rate swap hedges relative to the repricing of the Company’s daily floating rate borrowings. This lag is generally one to three months. See “Asset and Liability Management” and Item 3 of this Part I – “Quantitative and Qualitative Disclosures about Market Risks.” HWFG’s net interest margin is expected to be positively influenced in future quarters by the acquisition of approximately $44.0 million in deposits in the Thousand Oaks, California market. It is expected that these deposits will have a total cost of funds that is less than the Company’s short-term borrowing cost. Furthermore, the premium paid on loans acquired in the Company’s 2001 purchase of the Harrington Bank branch in Mission, Kansas will be fully amortized by the end of May 2005.

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

	Three months ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:

Loans receivable (1)	$614,185	$9,908	6.45%	$525,001	$8,592	6.55%

FHLB stock	15,388	145	3.78%	13,570	125	3.67%
Securities and trading account assets (2)	426,506	4,220	3.96%	402,510	3,519	3.50%
Cash and cash equivalents (3)	8,898	35	1.57%	13,891	11	.33%

Total interest-earning assets	1,064,977	14,308	5.37%	954,972	12,247	5.13%

Noninterest-earning assets	25,629			23,359

Total assets	$1,090,606			$978,331

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	119,486	386	1.29%	122,105	279	.91%
Passbook accounts and certificates of deposit	449,105	2,699	2.40%	427,730	2,256	2.11%

Total deposits	568,591	3,085	2.17%	549,835	2,535	1.84%

FHLB advances (4)	320,900	2,812	3.51%	259,781	2,078	3.20%
Reverse Repurchase Agreements	79,611	514	2.58%	65,622	430	2.62%
Other borrowings (5)	25,000	336	5,38%	15,000	165	4.39%

Total interest-bearing liabilities	994,102	6,747	2.71%	890,238	5,208	2.34%

Non-interest-bearing deposits	35,164			27,533
Non-interest-bearing liabilities	7,054			11,889

Total liabilities	1,036,320			929,660
Stockholders’ equity	54,286			48,671

Total liabilities and stockholders’ equity	$1,090,606			$978,331

Net interest-earning assets (liabilities)	$70,875			$64,734

Net interest income/interest rate spread		$7,561	2.66%		$7,039	2.79%

Net interest margin			2.84%			2.95%

Ratio of average interest-earnings assets to average interest-bearing liabilities			107.13%			107.27%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and note payable under a revolving line of credit.

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

	Three Months Ended
	March 31, 2005 vs. March 31,2004
	Increase (decrease) due to:
				Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable (1)	($491)	$5,838	($4,031)	$1,316
FHLB stock	14	67	(61)	20
Securities and trading account assets (2)	1,854	839	(1,992)	701
Cash and cash equivalents (3)	172	(16)	(132)	24

Total
Total net change in income on interest- earning assets	1,549	6,728	(6,216)	2,061

Interest-bearing liabilities:
Deposits
NOW and money market accounts	461	(24)	(330)	107
Passbook accounts and certificates of deposit	1,261	451	(1,269)	443

Total deposits	1,722	427	(1,599)	550
FHLB advances (4)	793	1,956	(2,015)	734
Reverse Repurchase Agreements	(28)	367	(255)	84
Other borrowings (5)	149	439	(417)	171

Total net change in expense on interest- bearing liabilities	2,636	3,189	(4,286)	1,539

Change in net interest income	($1,087)	$3,539	($1,930)	$522

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and a note payable under a revolving line of credit .

     The Company reported interest income of $14.3 million for the three months ended March 31, 2005, compared to $12.2 million for the three months ended March 31, 2004, an increase of $2.1 million or 16.8%. The primary reason for the increase during the period was the increase in the volume of net loans receivable.

     The Company reported total interest expense of $6.7 million for the three months ended March 31, 2005, compared to $5.2 million for the three months ended March 31, 2004, an increase of $1.5 million or 29.6%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and an increase in the average rate on interest-bearing liabilities as a result of the upward repricing of interest bearing-liabilities due to rising interest rates.

     The Company recorded its provision for loan losses of $150 thousand during the three months ended March 31, 2005, compared to $90 thousand for the three months ended March 31, 2004, an increase of $60 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At March 31, 2005, the Company had $112 thousand of non-performing assets, as compared to $95 thousand of non-performing assets as of December 31, 2004.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$5,228	$4,587

Charge-offs:
Real estate loans
Single-family residential		—
Multi-family residential		—
Commercial		—
Consumer and other loans	(1)	—

Total charge-offs	(1)	—

Net charge-offs	(1)	—

Provision (credit) for losses on loans	150	90

Balance at end of period	$5,377	$4,677

Allowance for loan losses as a percent of total loans outstanding	0.85%	0.88%

Ratio of net charge-offs to average loans outstanding	—%	—%

     The Company’s total other income, which includes gain and losses on securities, other assets, and, loans, deposits, borrowings, and trading assets, plus banking fee income amounted to $1.6 million for the quarter ending March 31, 2005 compared to $1.1 million during the same quarter last year, an increase of $475 thousand or 43.7%. The increase in other income was primarily attributable to an increase in income on trading assets of $374 thousand or 110.7% and banking fee income which increased by $98 thousand or 12.9% in the March 2005 quarter over the March 2004 quarter.

     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. That is, as spreads tighten, net mark-to-market gains are generated, and as spreads widen, net mark-to-market losses occur on these instruments. During the March 2005 quarter, the Company had $712 thousand in net gains on trading assets and from the sale of securities. The increase in net gains in the first quarter of 2005 over 2004 is largely attributed to $115.0 million notional of the trading portfolio’s total return swaps, consisting of $95.0 million in notional of “AAA” rated commercial mortgage security (CMBS) and $20.0 million notional of “A” rated home equity asset-backed total return swaps whereby the Bank receives the spread between the yield on the index or basket of securities and comparable duration LIBOR rates and receives or pays the market value change due to the spread changes. These total return swaps continued to perform favorably adding $673 thousand in pre-tax gains in the March 2005 quarter due to tighter hedged spreads between CMBS yields and comparable duration LIBOR yields. As of March 31, 2004, a 1 basis point spread change is expected to have a $76 thousand pre-tax mark-to-market value effect on the total return swaps.

     Management measures the performance of the investment portfolio on the spread between its total return (interest income plus net gains and losses on securities and hedges) and one month LIBOR with a goal spread of 1.25% and 1.50%. For the March 2005 quarter, the investment portfolio has generated annualized net returns on this basis of 1.36%. Management expects to manage the size of the investment portfolio opportunistically as equity capital levels warrant and based on the growth of core banking assets and liabilities.

     Banking fee income amounted to $858 thousand for the quarter ending March 31, 2005 compared to $760 thousand during the same quarter last year, an increase of $98 thousand or 12.9%. Fees on deposits and trust fees from the Company’s subsidiary, Harrington Wealth Management Company, were the main source of the growth in banking fee income. Deposit and other retail banking fee income contributed $317 thousand for the March 2005 quarter, an increase of $78 thousand or 32.6% over the same quarter last year. Harrington Wealth Management’s trust fee income contributed $164 thousand for the three-months ending March 2005, an increase of $19 thousand or 13.1%, compared to the same period in 2004.

     The following chart shows the comparison of banking fee income sources for the March 2005 quarter and year-to-date period over the same periods in 2004.

	March	March
	2005	2004
Banking Fee Type	Quarter	Quarter	% Change
Mortgage Brokerage Fees, Prepayment Penalties and Other Loan Fees	$377	$376	0.3%
Deposit, Other Retail Banking Fees and Other Fee Income	317	239	32.6%
Harrington Wealth Management Fees	164	145	13.1%
	$858	$760	12.9%

     The Company’s total other expenses were $5.2 million during the three months ended March 31, 2005, as compared to $4.7 million for the three months ended March 31, 2004, an increase of $471 thousand or 9.9%. The increase in expenses was largely due to the expenses associated with the initial start-up expenses for the Company’s new banking operations in all three of our markets and an increase in general corporate expenses associated with the Company implementing new corporate governance regulations, including SOX 404. The Company estimates that each new office adds approximately $400 thousand in operating expenses per year, and profitability attainment takes from 6 to 18 months. The new corporate governance regulations, including SOX 404, are expected to add approximately $500 thousand in incremental annual expenditures to the Company’s operating expenses.

     Net income was favorably impacted in the March 2004 quarter by a reduction in the Company’s effective tax rate due to the taxable income being earned and apportioned to states with lower tax rates. The effective tax rate was 40.6% in the March 2005 quarter compared to 37.6% in the March 2004 quarter.

Financial Condition

     The Company’s total assets increased $11.9 million or 1.1% to $1.1 billion at March 31, 2005. The increase was attributable to growth in net loans of $23.0 million or 3.8% to $621.4 million as of March 31, 2005, compared to $598.4 million at December 31, 2004. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, consumer and commercial and industrial loans. Single-family residential loan balances increased to $105.7 million at March 31, 2005, compared to $100.5 million at December 31, 2004, an increase of $5.2 million, while non-single-family loans as a group increased to $523.4 million at March 31, 2005, compared to $505.2 million at December 31, 2004, an increase of $18.2 million.

     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	March 31, 2005		December 31, 2004
					Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount
Real Estate Loans:

Single-family	$105,672	16.8%	$100,485	16.6%	$5,187
Multi-family	83,343	13.3	84,937	14.0	(1,594)
Commercial	269,472	42.8	260,759	43.1	8,713
Construction (1)	38,512	6.1	34,981	5.8	3,531
Land acquisition and development	33,828	5.4	27,460	4.5	6,368
Commercial and industrial loans	72,818	11.6	72,240	11.9	578
Consumer loans	24,212	3.8	23,757	3.9	455
Other loans (2)	1,167	0.2	1,044	0.2	123

Total loans receivable	629,024	100.0%	605,663	100.0%	23,361

Less:

Allowance for loan loss	(5,377)		(5,228)		(149)
Net deferred loan fees	(1,870)		(1,730)		(140)
Net premiums	(357)		(263)		(94)

	(7,604)		(7,221)		(383)

Loans receivable, net	$621,420		$598,442		$22,978

(1)	Includes loans secured by residential, land and commercial properties. At March 31, 2005, we had $20.2 million of construction loans secured by single-family residential properties, $9.3 million secured by commercial properties, $3.5 million for land development and $5.5 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

Securities classified as available for sale decreased to $422.0 million at March 31, 2005, as compared to $431.2 million at December 31, 2004, a decrease of $9.2 million or 2.1%. With the tighter spreads on mortgage and related investments in recent quarters, management has become more selective and has reduced investment purchases. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:
March 31, 2005

Mortgage-backed securities – pass through	$108,632	$191	($1,676)	$107,147
Collateralized mortgage obligations	68,719	—	(791)	67,928
Commercial mortgage-backed securities	45,391	—	(360)	45,031
Asset-backed securities (underlying securities mortgages)	193,691	1,947	(114)	195,524
Asset-backed securities	4,824	—	(179)	4,645
Corporate debt securities	1,588	98	—	1,686

	$422,845	$2,236	($3,120)	$421,961

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:
December 31, 2004

Mortgage-backed securities – pass through	$114,365	$294	($957)	$113,702
Collateralized mortgage obligations	73,894	—	(495)	73,399
Commercial mortgage-backed securities	47,545	472	(96)	47,921
Asset-backed securities (underlying securities mortgages)	187,949	1,504	(64)	189,389
Asset-backed securities	5,460	34	(351)	5,143
Corporate debt securities	1,569	83	—	1,652

	$430,782	$2,387	($1,963)	$431,206

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

     The following table discloses security balances by categories that are at an unrealized loss at March 31, 2005 with the corresponding duration of the loss. Included in the table are 49 securities that have been in an unrealized loss position for less than a year and 30 securities that have been in an unrealized loss position for more than one year. Although the securities have varying levels of credit risk, the Company has concluded that none of these securities is other than temporarily impaired and the full recovery of principal and interest is expected if held to maturity. The Company has the ability and intent to hold these securities until recovery.

	Less than 12 Months		12 Months or More		Total
			(Dollars in thousands)
			as of December 31, 2004
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities – pass through	$65,611	($968)	$26,610	($708)	$92,221	($1,676)
Collateralized mortgage obligations	32,326	(562)	10,689	(229)	43,015	(791)
Commercial mortgage-backed securities	44,242	(322)	789	(38)	45,031	(360)
Asset-backed securities (underlying securities mortgages)	16,386	(114)	—	—	16,386	(114)
Asset-backed securities	—	—	4,645	(179)	4,645	(179)

	$158,565	($1,966)	$42,733	($1,154)	$201,298	($3,120)

	Less than 12 Months		12 Months or More		Total
			(Dollars in thousands)
			as of December 31, 2004
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities – pass through	$54,582	($350)	$29,319	($607)	$83,901	($957)
Collateralized mortgage obligations	61,773	(271)	11,626	(224)	73,399	(495)
Commercial mortgage-backed securities	7,090	(70)	832	(26)	7,922	(96)
Asset-backed securities (underlying securities mortgages)	18,711	(64)	1,302	—	20,013	(64)
Asset-backed securities	—	—	4,216	(351)	4,216	(351)

	$142,156	($755)	$47,295	($1,208)	$189,451	($1,963)

     As of March 31, 2005, there were 30 securities in an unrealized loss position for greater than twelve months: 27 mortgage backed securities, 1 collateralized mortgage obligation security, 1 commercial mortgage-backed security, and 1 asset-backed security. As to the 29 mortgage secured securities, management believes that the unrealized loss associated with these investments is attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments”. Management intends to hold these securities until recovery.

     The asset-backed security is collateralized by a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $4.6 million and $5.1 million as of March 31, 2005 and December 31, 2004, respectively. The securities are of the senior tranches with priority cash flow rights. This medical equipment, asset-backed security is rated CCC by Moody’s and B1 by Fitch, as of March 31, 2005. Management believes the improvement in the unrealized loss from $351 thousand as of December 31, 2004 to $179 thousand as of March 31, 2005 is attributed to the decrease in delinquencies and default rates of the underlying loans. The delinquencies on the underlying loans of these securities have dropped from 13.4% as of the December 2004 servicer’s report to 7.4% per the March 2005 servicer report. As of the three-months ending March 31, 2005, and as a result of our senior tranche position, 37.3% or $3.0 million of our outstanding principal has been returned, and the average life of the security is estimated to be approximately two years. The value of the DVI securities increased by 12 points or $606 thousand from March 31, 2004 to March 31, 2005 due to the improvement in delinquencies, default rates and the repayment of underlying loans. Furthermore, management performs a stress test of the cash flows based on conservative delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on our DVI security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment”. Management intends to hold these securities until recovery.

     The following table presents available for sale securities in a loss position for greater than twelve months and summarizes by category of those securities, which securities are pledged as collateral versus securities that are not pledged as collateral as of March 31, 2005. Securities are pledged as collateral for FHLB advances, repurchase agreements and for our swap agreements.

	Pledged Securities		Unpledged Securities		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in thousands)
Mortgage-backed securities – pass through	$53,223	($708)	$—	$—	$53,223	($708)
Collateralized mortgage obligations	21,379	(229)	—	—	21,379	(229)
Commercial mortgage-backed securities	1,579	(38)			1,579	(38)
Asset-backed securities	—	—	4,645	(179)	4,645	(179)

	$76,181	($975)	$4,645	($179)	$80,826	($1,154)

     Total deposits increased to $601.5 million as of March 31, 2005, as compared to $598.2 million as of December 31, 2004, an increase of $3.3 million or 0.6%. Deposit growth was minimal due to the Company’s emphasis on reducing the cost of higher rate sensitive deposits relative to our borrowing rates and increasing non-interest bearing deposits. Non-interest bearing deposits reached $38.8 million at March 31, 2005 compared with $33.6 million at December 31, 2004, an increase of $5.2 million or 15.4%. This increase in non-interest bearing deposits has contributed to reducing overall deposit cost despite rising market interest rates in 2005.

     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco increased to $325.0 million at March 31, 2005, compared to $316.0 million at December 31, 2004, a $9.0 million or 2.8% increase. During the quarter, the Company used FHLB advances to support the increase in new loan fundings. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”

     Stockholders’ equity increased to $55.9 million at March 31, 2005, as compared to $52.7 million at December 31, 2004, an increase of $3.2 million or 6.1%. The $3.2 million increase in stockholders’ equity was positively influenced by $2.2 million of net income recognized during the three-month period and $1.0 million of other comprehensive income due to an increase in the unrealized gains on securities available for sale and interest rate hedge contracts.

Liquidity and Capital Resources

     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 25.7% at March 31, 2005. At March 31, 2005, Los Padres Bank’s “liquid” assets totaled approximately $160.6 million.

     In general, the Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At March 31, 2005, the Bank had $325.0 million in FHLB advances and had $57.6 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $26.0 million based on excess collateral pledged at the FHLB as of March 31, 2005. The Bank also has $123.4 million of unpledged “AA” and “A” rated home equity asset-backed securities that can be pledged for further borrowings of $104.9 million utilizing reverse repurchase agreements.

     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate that we will utilize this line of credit as growth opportunities develop and to provide working capital. At March 31, 2005 and December 31, 2004, the Company was not indebted under its revolving line of credit.

     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. The OTS, on July 7, 2004, approved the payment of $6 million in dividends from Los Padres Bank to the Company over the next four quarters.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2005, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At March 31, 2005, the Bank’s Tier 1 (Core) Capital Ratio was 6.84%, Total Risk-Based Capital Ratio was 11.19%, Tier 1 Risk-Based Capital Ratio was 10.44% and Tangible Equity Ratio was 6.84%.

     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares over the next year as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions.

Asset and Liability Management

     The Company evaluates the change in its market value of portfolio equity (“MVPE”) to changes in interest rates and seeks to manage these changes to relatively low levels through various risk management techniques. MVPE is defined as the net present value of the cash flows from an institution’s existing assets, liabilities and off-balance sheet instruments. The MVPE is estimated by valuing our assets, liabilities and off-balance sheet instruments under various interest rate scenarios. The extent to which assets gain or lose value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. MVPE analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet. In general, thrift institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. This factor causes the income and MVPE of these institutions to increase as rates fall and decrease as interest rates rise.

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

     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of March 31, 2005, we have not created any additional special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

     Trading and Investment Portfolio. Substantially all of our securities are classified as available for sale securities and, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, are reported at fair value with unrealized gains and losses included in stockholders’ equity. We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency securities and, to a much lesser extent, equity securities. The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage backed security indexes and specific “A” rated asset backed home equity securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115.

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

     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2005, these prepayment assumptions varied from 7.0% to 53.0% for fixed-rate mortgages and mortgage-backed securities and varied from 7.0% to 34.0% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at March 31, 2005 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
			(Dollars in Thousands)
Market value gain (loss) in assets	$40,234	$28,212	$15,281		($17,755)	($37,398)	($58,178)
Market value gain (loss) of liabilities	(58,919)	(39,041)	(19,391)		18,889	37,247	55,128

Market value gain (loss) of net assets before interest rate contracts	(18,685)	(10,829)	(4,110)		1,134	(151)	(3,050)
Market value gain (loss) of interest rate contracts before tax	17,543	11,337	5,501		(5,174)	(10,064)	(14,684)

Total change in MVPE (2)	($1,142)	$508	$1,391		($4,040)	($10,215)	($17,734)

Change in MVPE as a percent of:
MVPE(2)	-1.23%	0.55%	1.50%		-4.36%	-11.03%	-19.15%
MVPE post shock ratio (3)	-0.40%	-0.16%	0.01%		-0.24%	-0.67%	-1.24%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $92.6 million at March 31, 2005.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

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

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: May 10, 2005	By:	/s/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ WILLIAM W. PHILLIPS

William W. Phillips, President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)