Form 10-Q
period 2005-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2005-08-12
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☑Yes                         ☐No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).               ☐Yes                               ☑No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
5,363,853 shares of Common Stock, par value $0.01 per share, outstanding as of July 27, 2005.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Income for the Three and Six Months Ended June, 2005 and 2004	3

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six months ended June 30, 2005 and Year Ended December 31, 2004	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

Part II — Other Information

Item 1.Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38
EX-31.1
EX-31.2
EX-32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$14,271	$13,238

Trading account assets (with amortized cost of $887 and $943 at June 30, 2005 and December 31, 2004, respectively)	1,112	1,046
Securities available for sale (with amortized cost of $401,496 and $430,782 at June 30, 2005 and December 31, 2004, respectively)	400,885	431,206
Securities held to maturity	88	93
Loans receivable, (net of allowance for loan losses of $5,576 and $5,228 at June 30, 2005 and December 31, 2004, respectively)	634,890	598,442
Accrued interest receivable	3,883	3,322
Premises and equipment, net	9,470	8,886
Prepaid expenses and other assets	2,299	3,745
Investment in FHLB stock, at cost	17,081	15,134
Bank owned life insurance	17,214	—
Deferred tax asset	1,290	1,314
Goodwill	4,025	3,981
Core deposit intangible, net	2,758	923

TOTAL ASSETS	$1,109,266	$1,081,330

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$605,259	$564,552
Non-interest bearing	40,056	33,630

Total Deposits	645,315	598,182

FHLB advances	296,000	316,000
Securities sold under repurchase agreements	79,180	79,689
Subordinated debt	25,774	25,774
Accounts payable and accrued expenses	6,851	8,563
Income taxes payable	44	462

TOTAL LIABILITIES	1,053,164	1,028,670

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value: 1,200,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized:
5,363,853 shares issued and outstanding as of June 30, 2005 and 5,278,934 shares issued and outstanding December 31, 2004	54	53
Additional paid-in capital	31,932	31,225
Retained earnings	26,652	23,637
Accumulated other comprehensive loss, net of tax	(2,536)	(2,255)

Total Stockholders’ Equity	56,102	52,660

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,109,266	$1,081,330

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Dollars in thousands, except share data

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest on loans	$10,598	$8,752	$20,506	$17,344
Interest and dividends on securities	4,565	3,975	8,965	7,630

Total interest income	15,163	12,727	29,471	24,974

INTEREST EXPENSE
Interest on deposits	3,500	2,521	6,585	5,056
Interest on FHLB advances and other borrowings	4,180	2,711	7,842	5,384

Total interest expense	7,680	5,232	14,427	10,440

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,483	7,495	15,044	14,534

PROVISION FOR LOAN LOSSES	200	230	350	320

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,283	7,265	14,694	14,214

OTHER INCOME (LOSS)
Income from trading assets	71	273	783	611
Loss on extinguishment of debt	—	(189)	—	(189)
Other income gain (loss)	1	(2)	(6)	(12)
Banking fee income	974	848	1,832	1,608

Total other income	1,046	930	2,609	2,018

OTHER EXPENSES
Salaries & employee benefits	2,615	2,704	5,426	5,387
Premises & equipment	994	741	1,898	1,465
Insurance premiums	126	121	251	269
Marketing	73	119	172	229
Computer services	189	168	370	323
Consulting fees	351	336	713	580
Office expenses & supplies	227	214	441	425
Other	563	467	1,077	931

Total other expenses	5,138	4,870	10,348	9,609

INCOME BEFORE INCOME TAXES	3,191	3,325	6,955	6,623

INCOME TAXES	1,240	1,345	2,769	2,584

NET INCOME	$1,951	$1,980	$4,186	$4,039

BASIC EARNINGS PER SHARE	$0.36	$0.38	$0.79	$0.77

DILUTED EARNINGS PER SHARE	$0.35	$0.35	$0.74	$0.72

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,360,331	5,258,765	5,326,363	5,233,966

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,639,756	5,613,093	5,620,992	5,576,272

The accompanying notes are an integral part of these condensed financial statements .

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated Other
	Common Stock		Additional Paid-in	Retained	Comprehensive	Comprehensive	Total Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2004	5,206,109	$52	$30,710	$20,073		($2,759)	$48,076

Comprehensive income:

Net income				8,209	$8,209		8,209
Other comprehensive income, net of tax
Unrealized (losses) on securities					(324)	(324)	(324)
Effective portion in change in fair value of cash flow hedges					828	828	828

Total comprehensive income					$8,713

Stock options	72,825	1	515				516

Dividends on common stock				(4,645)			(4,645)

Balance, December 31, 2004	5,278,934	53	31,225	23,637		(2,255)	52,660

Comprehensive income:
Net income				4,186	$4,186		4,186
Other comprehensive income, net of tax
Unrealized (losses) on securities					(612)	(612)	(612)
Effective portion in change in fair value of cash flow hedges					331	331	331

Total comprehensive income					$3,905

Stock options exercised	84,919	1	707				708

Dividends on common stock				(1,171)			(1,171)

Balance, June 30, 2005	5,363,853	$54	$31,932	$26,652		$(2,536)	$56,102

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2005	2004
DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding (loss) arising during period, net of tax (benefit) of $(202) and $(847) for the six months ending June 30, 2005 and 2004, respectively	$(306)	$(1,234)

Less: Reclassification adjustment for gains included in net income, net of tax expense of $202 and $249 for the six months ended June 30, 2005 and 2004, respectively	306	363

Net unrealized (loss) on securities, net of tax (benefit) of $(404) and $(1,096) for the six months ended June 30, 2005 and 2004, respectively	$(612)	$(1,597)

Unrealized net gain on cash flow hedges, net of tax expense of $214 and $1,169 for the three months ending June 30, 2005 and 2004, respectively	$324	$1,703

Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax (benefit) expense of $(4) and $57 for the six months ended June 30, 2005 and 2004, respectively	(7)	83

Net unrealized gain on cash flow hedges, net of tax expense of $218 and $1,112 for the six months ended June 30, 2005 and 2004, respectively	$331	$1,620

Total change in other comprehensive (loss) income	$(281)	$23

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended	Six months ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,186	$4,039
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred loan fees	311	354
Depreciation and amortization	653	522
Amortization of premiums and discounts on loans receivable and securities	1,359	1,263
Provision for loan losses	350	320
(Gain) on sale of investment securities	(508)	(613)
Activity in securities held for trading	(66)	194
FHLB stock dividend	(309)	(260)
(Increase) decrease in accrued interest receivable	(561)	(194)
(Decrease) increase in income taxes payable	(418)	(521)
Deferred income taxes	24	450
Decrease (increase) in prepaid expenses and other assets	981	(6,044)
(Decrease) increase in accounts payable	(1,381)	8,867

Net cash provided by operating activities	4,621	8,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) in loans receivable	(37,257)	(47,530)
Proceeds from sales of securities available for sale	38,197	19,069
Principal paydowns on securities available for sale	37,448	52,707
Principal paydowns on securities held to maturity	5	60
Purchases of securities available for sale	(46,639)	(102,084)
Purchase bank owned life insurance	(17,000)	—
Acquisition, net of cash acquired	(1,954)	—
Purchase of premises and equipment	(932)	(1,477)
Purchase of FHLB Stock	(1,638)	(400)

Net cash used in investing activities	(29,770)	(79,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	47,154	19,101
(Decrease) Increase in securities sold under agreements to repurchase	(509)	13,782
(Decrease) increase in FHLB advances	(20,000)	32,500
Exercise of stock options on common stock	708	420
Dividends paid on common stock	(1,171)	(960)

Net cash provided by financing activities	26,182	64,843

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,033	(6,435)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,238	22,856

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,271	$16,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$13,123	$8,415
Income Taxes	$2,120	$2,827
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company - Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate 15 banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and two banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $142.6 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
Basis of Presentation - The unaudited consolidated financial statements are condensed and do not contain all information required by accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) to be included in a full set of financial statements. The condensed consolidated financial statements include the Company and the accounts of its wholly owned subsidiaries.
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
The preparation of financial statements that are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Management believes the level of the allowance as of June 30, 2005 is adequate to absorb future losses inherent in the loan portfolio.
Fair Value of Options — The Company issues stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured as of the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

The fair value of options granted under the Company’s incentive stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions below. Had the Company recognized compensation expense over the vesting period of the options based on the fair value method as discussed above, the Company’s pro forma net income and earnings per share for the three and six month periods ended June 30, 2005 and June 30, 2004 would have been as follows:

	Three months ended
Pro Forma Results	June 30, 2005	June 30, 2004
Net income:
As reported	$1,951	$1,980
Pro forma	$1,893	$1,943

Earnings per share — basic:
As reported	$0.36	$0.38
Pro forma	$0.35	$0.37

Earnings per share — diluted:
As reported	$0.35	$0.35
Pro forma	$0.34	$0.35

	Six months ended
Pro Forma Results	June 30, 2005	June 30, 2004
Net income:
As reported	$4,186	$4,039
Pro forma	$4,069	$3,964

Earnings per share — basic:
As reported	$0.79	$0.77
Pro forma	$0.76	$0.75

Earnings per share — diluted:
As reported	$0.74	$0.72
Pro forma	$0.72	$0.71
For purposes of this computation, the significant assumptions used for the six-month periods ending June 30, 2005 and June 30, 2004 computed on a weighted average basis, were:

	2005	2004
Risk free interest rate:	4.31%	4.06%
Expected life (years):	9	9
Dividend yield	2.49%	2.33%
Estimated volatility:	41.12%	32.67%

Recent Accounting Pronouncements
     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality, SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Upon adoption on January 1, 2005, there was no impact on the Company’s financial position or results of operations. Management does not expect the adoption of this statement to have a material impact on the Company’s future financial position or consolidated results of operation.
     In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (R) (“SFAS 123 (R)”), Share Based Payment. SFAS 123 (R) replaced existing requirements under SFAS No. 123 and APB 25. SFAS 123 (R) requires companies to measure and recognize compensation expense equal to the fair value of stock options or other share based payments. SFAS 123 (R) is effective for all interim and annual periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of calendar year 2006. The Company is in the process of evaluating the impact of this standard on its consolidated results of operation and financial position.
     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not anticipate the issuance of this Statement to have a material impact on the Company’s consolidated results of operation and financial position.
     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. The Statement and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on the Company’s future financial position or consolidated results of operation.

     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Since fluctuations in fair value for available-for-sale securities are already recorded in accumulative other comprehensive (income) loss, adoption of this standard is not expected to have a significant impact on stockholder’s equity.
2. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,951	5,360,331	$.36	$4,186	5,326,363	$.79
Effect of dilutive stock options		279,425	(.01)		294,629	(.05)

Diluted EPS	$1,951	5,639,756	$.35	$4,186	5,620,992	$.74

	Three months ended June 30, 2004			Six months ended June 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,980	5,258,765	$.38	$4,039	5,233,966	$.77
Effect of dilutive stock options		354,328	(.03)		342,306	(.05)

Diluted EPS	$1,980	5,613,093	$.35	$4,039	5,576,272	$.72

3. COMMITMENTS AND CONTINGENCIES
The following tables present our contractual obligations and commercial commitments as of June 30, 2005.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$457,540	$408,727	$37,083	$11,583	$147
FHLB advances	296,000	277,000	—	—	19,000
Reverse Repurchase Agreements	79,180	20,180	29,000	15,000	15,000
Leases	20,883	1,325	2,630	2,538	14,390
Subordinated debt	25,774	—	—	—	25,774
Due to broker	—	—	—	—	—
Interest expense for debt obligations	46,705	4,364	8,175	6,179	27,987

Total contractual obligations	$926,082	$711,596	$76,888	$35,300	$102,298

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$28,504	$21,348	$1,881	$690	$4,585
Consumer lines of credit(1)	40,135	1,904	—	252	37,979
Undisbursed portion of loans in process	57,727	33,618	24,109	—	—
Approved but, unfunded mortgage loans	10,581	10,581	—	—	—
Approved but, unfunded commercial loans	6,421	6,421	—	—	—
Approved but unfunded consumer loans	3,290	3,290	—	—	—
Letters of credit	3,954	2,438	1,516	—	—

Total commitments	$150,612	$79,600	$27,506	$942	$42,564

(1)	Line of credit with no stated maturity date is included in commitments for less than one year.
Item 2: Management’s Discussion and Analysis
Corporate Profile
     Harrington West Financial Group, Inc. (NASDAQ: HWFG) is a diversified, community-based, financial institution holding company. Our primary business is delivering an array of financial products and services to commercial and retail consumers through our fifteen full-service banking offices in multiple markets. We also operate Harrington Wealth Management Company, our wholly owned subsidiary, which provides trust and investment management services to individuals and small institutional clients through customized investment allocations and a high service approach. The culture of our company emphasizes building long-term customer relationships through exemplary personalized service. Our corporate headquarters are in Solvang, California with executive offices in Scottsdale, Arizona.

Mission and Philosophy
     Our mission is to increase shareholder value through the development of highly profitable, community-based banking operations that offer a broad range of high value loan alternatives, deposit products, and investment and trust services for commercial and retail customers in the markets of the California central coast and the metropolitan areas of Kansas City and Phoenix/Scottsdale.
Multiple Market Strategy
     Although our markets are geographically dispersed, we can compete effectively in each region due to our considerable market knowledge of each area, our placement of local management with extensive banking experience in the respective market, our strong community ties that enhance relationship development, the favorable demographic and economic characteristics specific to each market, and our broad product menu.
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
     We believe this multiple market banking strategy benefits our shareholders by providing the Company with the ability to:
1.	Diversify its loan portfolio and thus economic and credit risk

2.	Capitalize on the most favorable growth markets

3.	Deploy elements of our diverse product mix that are best suited for each market

4.	Price products strategically among the markets to maximize profitability.
     While employing this strategy, we have expanded our banking facilities from four to fifteen offices since 1996. We operate eleven full-service offices on the central coast of California from Thousand Oaks to Atascadero, two banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. We are considering additional expansion opportunities in each region and plan to open two to three offices every eighteen months. We evaluate opportunities for acquiring entities, which offer financial services, but remain value-oriented. We expect acquisitions will be accretive to earnings per share within a twelve-month period.
Product Line Diversification
     Over the last six years, we have broadened our product lines to diversify revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small-to-medium-sized businesses and developed our consumer lending lines to include home equity lines of credit. In 2001, we added Internet banking and bill pay services to augment our in-branch services. In 2003, we further expanded mortgage banking and security brokerage activities in all of our markets.

Modern Financial and Investment Management Skills
     We have considerable expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of 1.25% to 1.50% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, that do not offer these products.
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
Profitability Drivers
     We expect these factors will drive more consistent and growing profitability in the future:
1.	Increasing loans, deposits, and investment management and trust accounts in all of our markets.

2.	Changing the loan mix from residential mortgage loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity lines of credit.

3.	Growing our non-interest bearing consumer and commercial deposits and continuing to shift the deposit mix toward core deposit accounts.

4.	Diversifying and increasing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income, Harrington Wealth Management trust and investment fees, and other retail banking fees.

5.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return over one month LIBOR of approximately 1.25% to 1.50% per annum.

6.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios.
Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported net income of $2.0 million for the three months ended June 30, 2005, as compared to $2.0 million for the three months ended June 30, 2004, a decrease of $29 thousand or 1.5%. The Company reported net income of $4.2 million for the six months ended June 30, 2005, as compared to $4.0 million for the six months ended June 30, 2004, an increase of $147 thousand or 3.6%. The year to date increase in net income was primarily due to an increase in net interest income and other income, which was partially offset by an increase in non-interest expense. On a diluted earnings per share basis, the Company earned $.35 per share for the three months ended June 30, 2005 and for the three months ended June 30, 2004. On a diluted earnings per share basis, the Company earned $.74 per share for the six months ended June 30, 2005, compared to $.72 per share for the six months ended June 30, 2004. Return on average equity was 13.9% and 15.4% in the June quarter and year-to-date periods compared to 16.1% and 16.7% in the same periods in 2004, respectively.
     The Company’s net interest income decreased by $12 thousand or 22 basis points to $7.5 million in the June 2005 quarter over the June 2004 quarter. For the six months ended June 30, 2005, net interest income increased by $510 thousand or 3.5% to $15.0 million over the prior comparable period in 2004. The net interest margin decreased by 22 basis points to 2.82% during the three months ended June 30, 2005, compared to 3.04% in the same period of 2004. The net interest margin decreased by 18 basis points to 2.82% during the six months ended June 30, 2005, compared to 3.00% in the same period of 2004. The margin declined as a result of the lag in the repricing of some floating rate assets (tied to the 11th District Cost of Funds and trailing Prime or Constant Maturity Treasury indices), and three month LIBOR based interest rate swap hedges relative to the repricing of the Company’s daily floating rate borrowings. This lag is generally one to three months and is expected to correct once the Federal Reserve slows the pace of, or ceases, the nine .25% rate increases experienced over the last year and with the change in the mix of loans to higher spread earning categories. Also, in the June 2005 quarter, HWFG purchased $17.0 million of bank owned life insurance (BOLI), which is invested in investment grade fixed income securities, has a crediting rate of 7.15%, and includes a stable value wrap by an investment grade banking institution. The net revenue from this BOLI is recorded in banking fee income. This transaction, although expected to be accretive to net earnings, had the effect of reducing HWFG’s net interest margin by approximately 5 basis points in the June 2005 quarter. See “Asset and Liability Management” and Item 3 of this Part I – “Quantitative and Qualitative Disclosures about Market Risks.”

     The following tables set forth, for the periods presented, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income before provision for loan losses; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the periods presented.

	Three months ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:

Loans receivable (1)	$631,198	$10,598	6.72%	$542,073	$8,752	6.46%
FHLB stock	16,754	191	4.56%	14,022	140	4.01%
Securities and trading account assets (2)	408,233	4,338	4.25%	416,360	3,824	3.67%
Cash and cash equivalents (3)	9,389	36	1.52%	11,611	11	.39%

Total interest-earning assets	1,065,574	15,163	5.69%	984,066	12,727	5.17%

Noninterest-earning assets	40,675			25,959

Total assets	$1,106,249			$1,010,025

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	116,105	454	1.57%	115,118	239	.84%
Passbook accounts and certificates of deposit	453,760	3,046	2.69%	439,945	2,282	2.09%

Total interest-bearing deposits	569,865	3,500	2.46%	555,063	2,521	1.83%

FHLB advances (4)	325,088	3,281	4.04%	271,900	2,046	2.98%
Reverse Repurchase Agreements	80,512	526	2.62%	76,685	500	2.58%
Other borrowings (5)	25,774	373	5.78%	15,464	165	4.27%

Total interest-bearing liabilities	1,001,239	7,680	3.07%	919,112	5,232	2.28%

Non-interest-bearing deposits	38,990			29,194
Non-interest-bearing liabilities	10,018			12,601

Total liabilities	1,050,247			960,907
Stockholders’ equity	56,002			49,118

Total liabilities and stockholders’ equity	$1,106,249			$1,010,025

Net interest-earning assets (liabilities)	$64,335			$64,954

Net interest income/interest rate spread		$7,483	2.62%		$7,495	2.89%

Net interest margin			2.82%			3.04%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.43%			107.07%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and note payable under a revolving line of credit.

	Six months ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$622,692	$20,506	6.59%	$533,537	$17,344	6.50%
FHLB stock	16,071	336	4.18%	13,796	264	3.83%
Securities and trading account assets (2)	417,370	8,558	4.10%	409,435	7,343	3.59%
Cash and cash equivalents (3)	9,144	71	1.55%	12,751	23	.36%

Total interest-earning assets	1,065,277	29,471	5.53%	969,519	24,974	5.15%

Noninterest-earning assets	33,150			24,659
Total assets	$1,098,427			$994,178

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	117,796	840	1.43%	118,612	518	.87%
Passbook accounts and certificates of deposit	451,432	5,745	2.55%	433,837	4,538	2.09%

Total interest-bearing deposits	569,228	6,585	2.31%	552,449	5,056	1.83%

FHLB advances (4)	322,994	6,093	3.77%	265,841	4,124	3.10%
Reverse Repurchase Agreements	80,062	1,040	2.60%	71,153	930	2.62%
Other borrowings (5)	25,774	709	5.50%	15,464	330	4.27%

Total interest-bearing liabilities	998,058	14,427	2.89%	904,907	10,440	2.31%

Non-interest-bearing deposits	37,077			28,363
Non-interest-bearing liabilities	8,907			12,384

Total liabilities	1,044,042			945,654
Stockholders’ equity	54,385			48,524

Total liabilities and stockholders’ equity	$1,098,427			$994,178

Net interest-earning assets (liabilities)	$67,219			$64,612

Net interest income/interest rate spread		$15,044	2.64%		$14,534	2.84%

Net interest margin			2.82%			3.00%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.73%			107.14%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and note payable under a revolving line of credit.

     The following tables set forth the effects of changing rates and volumes on net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rates (changes in rate multiplied by prior volume); (ii) effects in interest income attributable to changes in volume (changes in volume multiplied by prior rate); (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three Months Ended
	June 30, 2005 vs. June 30, 2004
	Increase (decrease) due to:
				Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable (1)	$1,389	$5,757	$(5,300)	$1,846
FHLB stock	78	110	(137)	51
Securities and trading account assets (2)	2,419	(298)	(1,607)	514
Cash and cash equivalents (3)	131	(9)	(97)	25

Total net change in income on interest- earning assets	4,017	5,560	(7,141)	2,436

Interest-bearing liabilities:
Deposits
NOW and money market accounts	835	8	(628)	215
Passbook accounts and certificates of deposit	2,619	289	(2,144)	764

Total interest-bearing deposits	3,454	297	(2,772)	979
FHLB advances (4)	2,874	1,585	(3,224)	1,235
Reverse Repurchase Agreements	27	99	(100)	26
Other borrowings (5)	234	440	(466)	208

Total net change in expense on interest- bearing liabilities	6,589	2,421	(6,562)	2,448

Change in net interest income	$(2,572)	$3,139	$(579)	$(12)

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and a note payable under a revolving line of credit.

	Six Months Ended
	June 30, 2005 vs. June 30, 2004
	Increase (decrease) due to:
			Rate/	Total Net
	Rate	Volume	Volume	Increase
	(In Thousands)
Interest-earning assets:
Loans receivable (1)	$460	$5,795	$(3,093)	$3,162
FHLB stock	48	87	(63)	72
Securities and trading account assets (2)	2,092	285	(1,162)	1,215
Cash and cash equivalents (3)	152	(13)	(91)	48

Total net change in income on interest- earning assets	2,752	6,154	(4,409)	4,497

Interest-bearing liabilities:
Deposits
NOW and money market accounts	660	(7)	(331)	322
Passbook accounts and certificates of deposit	1,974	368	(1,135)	1,207

Total interest-bearing deposits	2,634	361	(1,466)	1,529
FHLB advances (4)	1,789	1,772	(1,592)	1,969
Reverse Repurchase Agreements	(16)	233	(107)	110
Other borrowings (5)	191	440	(252)	379

Total net change in expense on interest- bearing liabilities	4,598	2,806	(3,417)	3,987

Change in net interest income	$(1,846)	$3,348	$(992)	$510

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and a note payable under a revolving line of credit.
     The Company reported interest income of $15.2 million for the three months ended June 30, 2005, compared to $12.7 million for the three months ended June 30, 2004, an increase of $2.4 million or 19.1%. The Company reported interest income of $29.5 million for the six months ended June 30, 2005, compared to $25.0 million for the six months ended June 30, 2004, an increase of $4.5 million or 18.0%. The primary reason for the increase during the period was the increase in the volume of net loans receivable and a higher yield on securities and loans due to higher interest rates.
     The Company reported total interest expense of $7.7 million for the three months ended June 30, 2005, compared to $5.2 million for the three months ended June 30, 2004, an increase of $2.4 million or 46.8%. For the six months ended June 30, 2005, the Company reported total interest expense of $14.4 million, compared to $10.4 million for the six months ended June 30, 2004, an increase of $4.0 million or 38.2%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and an increase in the average rate on interest-bearing liabilities as a result of the upward repricing of interest bearing-liabilities due to rising market interest rates.
     The Company recorded a provision for loan losses of $200 thousand during the three months ended June 30, 2005, compared to $230 thousand for the three months ended June 30, 2004, a decrease of $30 thousand. The provision for loan losses was $350 thousand during the six months ended June 30, 2005, compared to $320 thousand for the six months ended June 30, 2004, an increase of $30 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios. At June 30, 2005, the Company had $608 thousand of non-performing assets, as compared to $95 thousand of non-performing assets as of December 31, 2004 and $5 thousand of non-performing assets as of June 30, 2004.
     The non-performing loans consist of two commercial credit relationships, which are collateralized by all the business assets of the companies. These businesses have experienced weaker sales and cash flow or the collateral support has deteriorated due to aging or valuation reasons. Management is closely monitoring these credits and working through a plan to minimize losses, if any, to the Company. Loan losses were nominal in the quarter, equaling less than $1 thousand. The allowance for loan losses was increased to $5.6 million based on the growth in the loan portfolio and HWFG’s reserve levels for the nature and rating of the loans.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$5,376	$4,677	$5,228	$4,587

Charge-offs:
Real estate loans
Single-family residential	—	—	—	—
Multi-family residential	—	—	—	—
Commercial	—	—	—	—
Commercial & Industrial	—	—	—	—
Consumer and other loans	(0)	(4)	(2)	(4)

Total charge-offs	(0)	(4)	(2)	(4)

Provision for losses on loans	200	230	350	320

Balance at end of period	$5,576	$4,903	$5,576	$4,903

Allowance for loan losses as a percent of total loans outstanding	0.87%	0.86%	0.87%	0.86%

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%

     The Company’s total other income, which includes banking fee income from our loans, deposits and investment and trust accounts, gains and losses on securities, and extinguishment of debt amounted to $1.0 million for the quarter ending June 30, 2005 compared to $930 thousand during the same quarter last year, an increase of $116 thousand or 12.5%. The Company’s total other income amounted to $2.6 million for the six month period ending June 30, 2005 compared to $2.0 million during the same period last year, an increase of $591 thousand or 29.3%. The increase in other income was partly attributable to banking fee income which increased by $126 thousand or 14.9% in the June 2005 quarter over the June 2004 quarter and $224 thousand or 13.9% in the six month period of June 2005 over the six month period of June 2004. The net gain on trading assets and related hedges was $71 thousand in the June 2005 quarter and $783 thousand in the 2005 year to date period compared to $273 thousand and $611 thousand, respectively, in the same periods in 2004.
     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. Given that market spreads have tightened considerably on mortgage investments and home equity asset backed securities (ABS) over the last 18 months, management sold $34.7 million of these securities in the June 2004 quarter. Spreads did widen marginally during the June 2005 quarter on commercial mortgage backed securities (CMBS) and ABS, as well as HWFG’s related CMBS and ABS total return swaps, pegged and hedged to either the Lehman CMBS 8.5+ year index or specific ABS securities. The net effect of this activity was a $71 thousand gain on securities for the quarter. As of June 30, 2005, HWFG had $120.0 million notional amount of total return swaps in our trading portfolio, consisting of $75.0 million in notional amount of CMBS and $45.0 million notional amount of home equity asset-backed total return swaps, whereby the Bank receives the spread between the yield on the index or basket of securities and comparable duration LIBOR rates and receives or pays the market value change due to the spread changes. As of June 30, 2005, a 1 basis point spread change is expected to have a $73 thousand pre-tax mark-to-market value effect on the total return swaps, resulting in gains as spreads narrow and losses when spreads widen.
     Management measures the performance of the investment portfolio as the spread between its total return (interest income plus net gains and losses on securities and hedges) and one month LIBOR with a goal of achieving a spread of 1.25% and 1.50%. For the June 2005 quarter and six month period, the investment portfolio generated annualized net returns of 1.08% and 1.20%, respectively. Management expects to manage the size of the investment portfolio opportunistically as equity capital levels warrant and based on the growth of core banking assets and liabilities.
     Banking fee income amounted to $974 thousand for the quarter ending June 30, 2005 compared to $848 thousand during the same quarter last year, an increase of $126 thousand or 14.9%. Banking fee income amounted to $1.8 million for the six-month period ending June 30, 2005 compared to $1.6 million during the same period last year, an increase of $224 thousand or 13.9%. Loan fees decreased due to the slowdown of refinancing activity, which decreased mortgage brokerage fees by $217 thousand or 25.6% when comparing the June 2005 six-month period to same period in 2004. Fees on deposits and other fee income and investment and trust income from Harrington Wealth Management Company were the main sources of the growth in banking fee income. Deposit and other retail banking fee income contributed $634 thousand for the six months ending June 2005, an increase of $165 thousand or 35.2% over the same period last year. Harrington Wealth Management’s trust fee income contributed $353 thousand for the six months ended June 2005, an increase of $62 thousand or 21.3%, compared to the same period in 2004.
     The increase in fee income for the comparable periods is emanating from all categories except the more volatile mortgage brokerage and loan prepayment penalty categories. For the first six months of 2004, HWFG benefited from the high rate of refinancing activity and loan originations. The Company has since focused on purchase mortgage business through its branches and has reduced the cost of its mortgage operations to improve profitability. HWFG’s overdraft protection program has largely contributed to the growth in deposits and related fees in the 2005 year-to-date period over the same period in 2004. This program provides HWFG’s customers the privilege to overdraft their checking account up to a set limit, whereby the Bank earns a fee but the customer avoids the embarrassment of any additional fees from a vendor. On April 8, 2005, HWFG implemented a $17.0 million BOLI, whereby the Company earns the cash build-up from investing in a professionally managed separate account of investment grade, fixed income securities, on a tax deferred basis due to the intent to hold the BOLI until maturity, and also receives the death benefit on insured employees. The BOLI added $214 thousand in net revenue in the June 2005 quarter.
     The following chart shows the comparison of banking fee income sources for the June 2005 quarter and year-to-date period over the same periods in 2004:

		(Dollars in thousands)
	June	June		June	June
	2005	2004	%	2005	2004	%
Banking Fee Type	Quarter	Quarter	Change	YTD	YTD	Change

Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$254	$472	(46.2%)	$631	$848	(25.6%)
Deposit, Other Retail Banking Fees & Other Fee Income	317	230	37.8%	634	469	35.2%
Harrington Wealth Management Fees	189	146	29.5%	353	291	21.3%
BOLI Income, net	214	—		214

Total Banking Fee Income	$974	$848	14.9%	$1,832	$1,608	13.9%

     The Company’s total other expenses were $5.1 million during the three months ended June 30, 2005, as compared to $4.9 million for the three months ended June 30, 2004, an increase of $268 thousand or 5.5%. The Company’s total other expenses were $10.3 million during the six months ended June 30, 2005, as compared to $9.6 million for the six months ended June 30, 2004, an increase of $739 thousand or 7.7%. The increase in expenses was largely due to the expenses associated with the initial start-up of the Company’s new banking operations in each of our three markets, the acquisition of the Thousand Oaks banking office and its deposits, and an increase in general corporate expenses associated with the Company implementing new corporate governance regulations, including Sarbanes Oxley Act (SOX 404). The Company estimates that each new office adds approximately $400 thousand in operating expenses per year, and profitability attainment takes from 6 to 18 months. The new corporate governance regulations are expected to add approximately $300 thousand in incremental annual expenditures to the Company’s operating expenses in 2005 and an additional $575 thousand in 2006 in order for the Company to fully implement SOX 404 by the end of 2006.
     Net income was favorably influenced by the deferred tax treatment of BOLI income resulting in a reduction in HWFG’s effective income tax rate in the June 2005 quarter, declining from 40.6% in the March 2005 quarter to 38.9% in the June 2005 quarter. HWFG estimates its full year income tax rate to be approximately 39.8%.
Financial Condition
     The Company’s total assets increased $27.9 million or 2.6% to $1.1 billion at June 30, 2005. The increase was attributable to growth in net loans of $36.4 million or 6.1% to $634.9 million as of June 30, 2005, compared to $598.4 million at December 31, 2004. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, has been increasing its emphasis on loans secured by commercial and industrial loans and consumer loans.
     The Company recognizes that certain types of loans are inherently more risky than others. For instance, the commercial real estate loans that the Company makes are riskier than home mortgages because they are generally larger, often rely on income from small-business tenants, and historically have produced higher default rates on an industry wide basis. Likewise commercial loans are riskier than consumer and mortgage loans because they are generally larger and depend upon the success of often complex businesses. Furthermore construction loans and land acquisition and development loans present higher credit risk than do other real estate loans due to their speculative nature. Unsecured loans are also inherently more risky than collateralized loans. However, these loans also provide a higher risk adjusted margin and diversification benefits to the loan portfolio.
     Non-single-family loans as a group increased to $536.6 million at June 30, 2005, compared to $505.2 million at December 31, 2004, an increase of $31.4 million while single-family residential loan balances increased to $106.3 million at June 30, 2005, compared to $100.5 million at December 31, 2004, an increase of $5.8 million.
     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	June 30, 2005		December 31, 2004		Change
	Amount	Percent	Amount	Percent	Amount
(Dollars in thousands)
Real Estate Loans:

Single-family	$106,329	16.5%	$100,485	16.6%	$5,844
Multi-family	79,963	12.4	84,937	14.0	(4,974)
Commercial	266,764	41.5	260,759	43.1	6,005
Construction (1)	46,477	7.2	34,981	5.8	11,496
Land acquisition and development	30,076	4.7	27,460	4.5	2,616
Commercial and industrial loans	86,511	13.5	72,240	11.9	14,271
Consumer loans	25,559	4.0	23,757	3.9	1,802
Other loans (2)	1,241	.2	1,044	0.2	197

Total loans receivable	642,920	100.0%	605,663	100.0%	37,257

Less:

Allowance for loan loss	(5,576)		(5,228)		(348)
Net deferred loan fees	(2,041)		(1,730)		(311)
Net (discount) premiums	(413)		(263)		(150)

	(8,030)		(7,221)		(809)

Loans receivable, net	$634,890		$598,442		$36,448

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2005, we had $23.1 million of construction loans secured by single-family residential properties, $12.2 million secured by commercial properties, $3.3 million for land development and $7.9 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

     Securities classified as available for sale decreased to $400.9 million at June 30, 2005, as compared to $431.2 million at December 31, 2004, a decrease of $30.3 million or 7.0%. With the narrowing spreads on mortgage and related investments in recent quarters, management sold $37.7 million of home equity asset backed securities since December 31, 2004 and has become more selective in investment purchases. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized carrying cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:

June 30, 2005

Mortgage-backed securities — pass through	$132,092	$322	$(1,310)	$131,104
Collateralized mortgage obligations	63,704	—	(630)	63,074
Commercial mortgage-backed securities	44,161	55	(102)	44,114
Asset-backed securities (underlying securities mortgages)	155,725	1,138	(93)	156,770
Asset-backed securities	4,217	—	(114)	4,103
Corporate debt securities	1,597	123	—	1,720

	$401,496	$1,638	$(2,249)	$400,885

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale:

December 31, 2004

Mortgage-backed securities — pass through	$114,365	$294	($957)	$113,702
Collateralized mortgage obligations	73,894	—	(495)	73,399
Commercial mortgage-backed securities	47,545	472	(96)	47,921
Asset-backed securities (underlying securities mortgages)	187,949	1,504	(64)	189,389
Asset-backed securities	5,460	34	(351)	5,143
Corporate debt securities	1,569	83	—	1,652

	$430,782	$2,387	($1,963)	$431,206

     The fair values of securities can change due to underlying credit quality of the issuer or collateral, prepayment speed changes, and changes in interest rates. All of the available for sale securities held by the Company are carried at their fair value. Adjustments to the carrying amount for changes in fair value for securities classified as available-for-sale are not recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in other comprehensive income. Consequently, as shown in the tables above, there are unrealized gains and losses related to the available for sale securities held by the Company.

     The following table discloses the available for sale balances by categories that have an unrealized loss at June 30, 2005 with the corresponding duration of the loss. Included in the table are 25 securities that have been in an unrealized loss position for less than a year and 45 securities that have been in an unrealized loss position for more than one year. Although the securities have varying levels of credit risk, the Company has concluded that none of these securities is other than temporarily impaired, and the full recovery of principal and interest is expected if held to maturity. The Company has the ability and intent to hold these securities until recovery.

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
As of June 30, 2005
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$43,158	$(147)	$55,263	$(1,163)	$98,421	$(1,310)
Collateralized mortgage obligations	18,492	(139)	20,675	(491)	39,167	(630)
Commercial mortgage-backed securities	4,735	(60)	23,798	(42)	28,533	(102)
Asset-backed securities (underlying securities mortgages)	23,858	(93)	—	—	23,858	(93)
Asset-backed securities	—	—	3,084	(114)	3,084	(114)

Corporate debt securities	—	—	—	—	—	—

	$90,243	$(439)	$102,820	$(1,810)	$193,063	$(2,249)

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
As of June 30, 2004
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$54,582	($350)	$29,319	($607)	$83,901	($957)
Collateralized mortgage obligations	61,773	(271)	11,626	(224)	73,399	(495)
Commercial mortgage-backed securities	7,090	(70)	832	(26)	7,922	(96)
Asset-backed securities (underlying securities mortgages)	18,711	(64)	1,302	—	20,013	(64)
Asset-backed securities	—	—	4,216	(351)	4,216	(351)

	$142,156	($755)	$47,295	($1,208)	$189,451	($1,963)

     As of June 30, 2005, there were forty-five securities in an unrealized loss position for greater than twelve months: forty-one mortgage backed securities, two collateralized mortgage obligation securities, one commercial mortgage-backed security, and one asset-backed security. As to the forty-four mortgage related secured securities, management believes that the unrealized loss associated with these investments is attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” The Company has the ability and intent to hold these securities until recovery.
     The asset-backed security is collateralized by a pool of loans and leases on medical equipment and related assets and it had a fair value of $4.1 million and $5.1 million as of June 30, 2005 and December 31, 2004, respectively. The security is of a senior tranche with priority cash flow rights. This security is rated CCC by Moody’s and B1 by Fitch, as of June 30, 2005. Management believes the improvement in the unrealized loss from $351 thousand as of December 31, 2004 to $114 thousand as of June 30, 2005 is attributed to the decrease in delinquencies and default rates of the underlying loans. The delinquencies on the underlying loans of these securities have declined from 13.4% as of the December 2004 servicer’s report to 10.5% per the June 2005 servicer report. As of the six-months ended June 30, 2005, and as a result of our senior tranche position, 45.2% or $3.6 million of our outstanding principal has been returned, and the average life of the security is estimated to be less than two years. The value of this security increased by 12 points or $529 thousand from June 30, 2004 to June 30, 2005 due to the improvement in delinquencies, default rates and the repayment of underlying loans. Furthermore, management performs a stress test of the cash flows based on conservative delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on this security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment”. The Company has the ability and intent to hold these securities until recovery.
     As of June 30, 2005, the following table presents the available for sale securities in a loss position for greater than twelve months and summarizes by category those securities that are pledged versus securities that are not pledged against the Company’s borrowings. Securities are pledged as collateral for FHLB advances, repurchase agreements and for our swap agreements.

	Pledged Securities		Unpledged Securities		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Mortgage-backed securities — pass through	$55,263	$(1,163)	$—	$—	$55,263	$(1,163)
Collateralized mortgage obligations	20,675	(491)	—	—	20,675	(491)
Commercial mortgage-backed securities	23,798	(42)	—	—	23,798	(42)
Asset-backed securities	—	—	3,084	(114)	3,084	(114)

	$99,736	$(1,696)	$3,084	$(114)	$102,820	$(1,810)

     Prepaid expenses and other assets decreased to $2.3 million at June 30, 2005, compared to $3.7 million as of December 31, 2004, a decrease of $1.4 million or 38.6%. The decrease was attributed to several prepaid assets nearing their renewal periods and a decrease in accounts receivables during the comparable period.

     On April 8, 2005, the company invested in $17.0 of BOLI, whereby the Company earns the cash build-up from investing in a separate account of investment grade, fixed income securities, professionally managed on a tax deferred basis due to the intent to hold the BOLI until maturity, and also receives the death benefit on insured employees. BOLI which is invested in investment grade fixed income securities, has a crediting rate of 7.15% and includes a stable value wrap by an investment grade banking institution. The net revenue from BOLI is recorded in banking fee income.
     Core deposit intangible increased to $2.8 million at June 30, 2005, compared to $923 thousand as of December 31, 2004, an increase of $1.8 million. The increase was due to the purchase and assumption of the Thousand Oaks banking office purchased on May 20, 2005 for a premium of $1.9 million in cash. HWFG is currently amortizing the premium over an estimated useful life of 10 years. HWFG will be assessing the 10 year period based on previous acquisitions and may adjust the estimated useful life once our assessment is complete. Additionally, the Company incurred capital expenditures of $44 thousand in conjunction with the purchase and assumption of the Thousand Oaks office, which increased Goodwill to $4.0 million at June 30, 2005.
     Total deposits increased to $645.3 million as of June 30, 2005, as compared to $598.2 million as of December 31, 2004, an increase of $47.1 million or 7.9%. During the June 2005 quarter, deposit growth attributed was to the purchase of $42.9 million of deposits in Thousand Oaks, California and an increase of non-interest bearing deposits. Non-interest bearing deposits reached $40.1 million at June 30, 2005 compared with $33.6 million at December 31, 2004, an increase of $6.4 million or 19.1%. This increase in non-interest bearing deposits has contributed to controlling deposit cost relative to rising market rates in 2005.
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $296.0 million at June 30, 2005, compared to $316.0 million at December 31, 2004, a $20.0 million or 6.3% decrease. During the quarter, the Company reduced FHLB advances with the purchase and assumption of the Thousand Oaks office deposits of $42.9 million in May 2005, but were increased subsequently with new loan fundings. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
     Stockholders’ equity increased to $56.1 million at June 30, 2005, as compared to $52.7 million at December 31, 2004, an increase of $3.4 million or 6.5%. The $3.4 million increase in stockholders’ equity was positively influenced by $4.2 million of net income recognized and $707 thousand of additional paid in capital from options exercised. Other comprehensive income decreased by $281 thousand due to changes in value of securities held as available for sale and interest rate hedge contracts, and the Company paid $1.2 million in dividends during the six month period.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 22.6% at June 30, 2005. At June 30, 2005, Los Padres Bank’s “liquid” assets totaled approximately $143.0 million.
     In general, the Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At June 30, 2005, the Bank had $296.0 million in FHLB advances and had $91.8 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Additional borrowing capacity from the FHLB is further limited to $87.0 million based upon the collateral pledged at the FHLB as of June 30, 2005. The Bank also has $131.6 million of unpledged “AA” and “A” rated home equity asset-backed securities that can be pledged for further borrowings of $105.3 million utilizing reverse repurchase agreements.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We may utilize this line of credit as growth opportunities develop and to provide working capital. At June 30, 2005 and December 31, 2004, the Company was not indebted under its revolving line of credit.
     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. On June 27, 2005, the OTS approved the payment of $3.6 million in dividends from Los Padres Bank to the Company over the next four quarters.
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2005, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At June 30, 2005, the Bank’s Tier 1 (Core) Capital Ratio was 6.61%, Total Risk-Based Capital Ratio was 10.76%, Tier 1 Risk-Based Capital Ratio was 10.00% and Tangible Equity Ratio was 6.61%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares over the next year as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No Company shares were repurchased in the June 2005 quarter.
     On May 24, 2005, HWFG’s stockholders approved a new equity based compensation plan (the “Plan”). The purpose of the Plan is to promote the success of the Company by attracting, motivating, and retaining key employees, including officers and directors of the Company, through the grant of stock-based compensation awards and incentives for high levels of individual performance and improved financial performance of the Company. This Plan replaces the 1996 Stock Option Plan of which 20,109 options were remaining and have now been canceled. Under the new plan, a maximum number of shares of common stock that may be delivered pursuant to awards granted under this plan shall not exceed at any time 10% of the Company’s then issued and outstanding shares of common stock. The Plan is included in

Appendix A of the proxy statement filed with the Securities and Exchange Commission on April 14, 2005. No options have been granted from this plan.
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
     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president/chief financial officer, chief lending officer, president of the Kansas region/chief commercial lending officer, principal accounting officer, director of financial reporting and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.
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
     The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage indexes and asset backed referenced securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets.
Critical Accounting Policies
     General. The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.
     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest rate swaps, although we could enter into other types of interest rate contracts. We value these contracts at fair value using readily available and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of June 30, 2005, we have not created any additional special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.
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
     Trading and Investment Portfolio. Substantially all of our securities are classified as available for sale securities and, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, are

reported at fair value with unrealized gains and losses included in stockholders’ equity. We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency and enterprises securities and, to a much lesser extent, equity securities. The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage backed security indexes and specific “A” rated asset backed home equity securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets, pursuant to SFAS No. 115.
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2005, these prepayment assumptions varied from 7.4% to 56.7% for fixed-rate mortgages and mortgage-backed securities and varied from 7.3% to 39.6% for adjustable-rate mortgages and mortgage-backed securities.
     The following table sets forth at June 30, 2005 the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$36,884	$24,980	$13,561	$(16,736)	$(36,154)	$(57,357)
Market value gain (loss) of liabilities	(23,131)	(15,994)	(8,281)	8,554	17,214	26,004

Market value gain (loss) of net assets before interest rate contracts	13,753	8,986	5,280	(8,182)	(18,940)	(31,353)
Market value gain (loss) of interest rate contracts before tax	(16,937)	(10,954)	(5,317)	5,008	9,739	14,214

Total change in MVPE (2)	$(3,184)	$(1,968)	$(37)	$(3,174)	$(9,201)	$(17,139)

Change in MVPE as a percent of:
MVPE(2)	-3.43%	-2.12%	-0.04%	-3.42%	-9.91%	-18.47%
MVPE post shock ratio (3)	-0.54%	-0.36%	-0.10%	-0.16%	-0.57%	-1.17%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $92.8 million at June 30, 2005.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended June 30, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Disclosure controls and procedures are Company controls designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.
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

Item 4: Submission of Matters to a Vote of Security Holders.
The following items were submitted to the security holders for approval at the annual meeting held on May 24, 2005 :
Election of the following two persons for a term of three years to the Board of Directors of the Company.
The results of the vote were as follows:

NAME	FOR	WITHHELD
Craig J. Cerny	4,839,872	182,745
Dr. John J. McConnell	4,836,579	186,038
Approval of the 2005 Equity Based Compensation Plan.

FOR	AGAINST	ABSTAIN
3,155,337	712,524	26,029
Ratification of independent auditors

FOR	AGAINST	ABSTAIN
4,955,406	62,991	4,220
Item 5: Other Information
Not applicable.
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: August 12, 2005	By:	/S/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ WILLIAM W. PHILLIPS

William W. Phillips,
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)