Form 10-Q
period 2005-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2005-11-14
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes                      ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes                      ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),       ☐ Yes                      ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
5,371,698 shares of Common Stock, par value $0.01 per share, outstanding as of October 27, 2005.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004	2

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	3

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine months ended September 30, 2005 (Unaudited) and Year Ended December 31, 2004	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

Part II — Other Information

Item 1. Legal Proceedings	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40

Signatures	41
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$18,314	$13,238
Trading account assets	544	1,046
Securities available for sale	391,043	431,206
Securities held to maturity	84	93
Loans receivable, (net of allowance for loan losses of $5,576 and $5,228 at September 30, 2005 and December 31, 2004, respectively)	651,246	598,442
Accrued interest receivable	3,971	3,322
Premises and equipment, net	9,574	8,886
Due from broker	1,768	—
Prepaid expenses and other assets	3,852	3,745
Investment in FHLB stock, at cost	16,336	15,134
Bank owned life insurance	17,448	—
Deferred tax asset	781	1,314
Goodwill	4,025	3,981
Core deposit intangible, net	2,661	923

TOTAL ASSETS	$1,121,647	$1,081,330

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$622,961	$564,552
Non-interest bearing	48,741	33,630

Total Deposits	671,702	598,182

FHLB advances	293,000	316,000
Securities sold under repurchase agreements	59,165	79,689
Subordinated debt	25,774	25,774
Due to broker	7,465	—
Accounts payable and accrued expenses	5,392	8,563
Income taxes payable	926	462

TOTAL LIABILITIES	1,063,424	1,028,670

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized:
5,364,498 and 5,278,934 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	54	53
Additional paid-in capital	31,939	31,225
Retained earnings	28,078	23,637
Accumulated other comprehensive (loss), net of tax	(1,848)	(2,255)

Total Stockholders’ Equity	58,223	52,660

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,121,647	$1,081,330

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Dollars in thousands, except share data

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest on loans	$11,122	$9,182	$31,628	$26,526
Interest and dividends on securities	4,725	4,089	13,690	11,720

Total interest income	15,847	13,271	45,318	38,246

INTEREST EXPENSE
Interest on deposits	4,230	2,705	10,815	7,761
Interest on FHLB advances and other borrowings	4,055	3,141	11,897	8,523

Total interest expense	8,285	5,846	22,712	16,284

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,562	7,425	22,606	21,962

PROVISION FOR LOAN LOSSES	—	230	350	550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,562	7,195	22,256	21,412

OTHER INCOME (LOSS)
Income from trading assets	89	264	872	875
Loss on extinguishment of debt	—	—	—	(189)
Other income (loss)	(7)	(35)	(13)	(47)
Banking fee income	1,159	734	2,991	2,342

Total other income	1,241	963	3,850	2,981

OTHER EXPENSES
Salaries & employee benefits	2,844	2,589	8,270	7,977
Premises & equipment	969	811	2,867	2,276
Insurance premiums	127	128	378	397
Marketing	129	83	301	312
Computer services	203	184	573	507
Consulting fees	281	274	994	854
Office expenses & supplies	201	215	642	641
Other	625	544	1,702	1,476

Total other expenses	5,379	4,828	15,727	14,440

INCOME BEFORE INCOME TAXES	3,424	3,330	10,379	9,953

INCOME TAXES	1,326	1,351	4,095	3,935

NET INCOME	$2,098	$1,979	$6,284	$6,018

BASIC EARNINGS PER SHARE	$0.39	$0.38	$1.18	$1.15

DILUTED EARNINGS PER SHARE	$0.37	$0.35	$1.12	$1.08

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,364,077	5,276,774	5,338,935	5,248,339

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,649,134	5,622,519	5,626,599	5,589,300

The accompanying notes are an integral part of these condensed statements .

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2004	5,206,109	$52	$30,710	$20,073		$(2,759)	$48,076

Comprehensive income:

Net income				8,209	$8,209		8,209
Other comprehensive income, net of tax
Unrealized losses on securities					(324)	(324)	(324)
Effective portion in change in fair value of cash flow hedges					828	828	828

Total comprehensive income					$8,713

Stock options exercised	72,825	1	515				516

Dividends on common stock				(4,645)			(4,645)

Balance, December 31, 2004	5,278,934	53	31,225	23,637		(2,255)	52,660

Comprehensive income:
Net income				6,284	$6,284		6,284
Other comprehensive income, net of tax
Unrealized losses on securities					(1,507)	(1,507)	(1,507)
Effective portion in change in fair value of cash flow hedges					1,914	1,914	1,914

Total comprehensive income					$6,691

Stock options exercised	85,564	1	714				715

Dividends on common stock				(1,843)			(1,843)

Balance, September 30, 2005	5,364,498	$54	$31,939	$28,078		$(1,848)	$58,223

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2005	2004
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of $(688) and $116 for the nine-months ended September 30, 2005 and 2004, respectively	$(1,035)	$242

Less: Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $311 and $279 for the nine months ended September 30, 2005 and 2004, respectively	472	406

Net unrealized (loss) on securities, net of tax (benefit) of $(999) and $(112) for the nine months ended, September 30, 2005 and 2004, respectively	$(1,507)	$(164)

Unrealized net gain on cash flow hedges, net of tax expense of $1,307 and $47 for the nine months ended September 30, 2005 and 2004, respectively	$1,904	$69

Less: Reclassification adjustment for net (loss) gains on cash flow hedges included in net income, net of tax (benefit) expense of $(7) and $54 for the nine months ended September 30, 2005 and 2004, respectively.	(10)	79

Net unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $1,314 and $(7) for the nine months ended September 30, 2005 and 2004, respectively	$1,914	$(10)

Total change in other comprehensive (loss) income	$407	$(174)

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,284	$6,018
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	446	211
Depreciation and amortization	1,064	839
Amortization of premiums and discounts on loans receivable and securities	1,976	2,218
Provision for loan losses	350	550
(Gain) on sale of investment securities	(787)	(685)
Activity in securities held for trading	505	204
FHLB stock dividend	(485)	(423)
(Increase) decrease in accrued interest receivable	(649)	(271)
Increase (decrease) in income taxes payable	464	256
(Decrease) increase in deferred income taxes	(781)	314
(Increase) decrease in prepaid expenses and other assets	(1,513)	(473)
(Decrease) increase in accounts payable and accrued expenses	(1,007)	108

Net cash provided by operating activities	5,867	8,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) in loans receivable	(53,739)	(80,619)
Proceeds from sales of securities available for sale	48,881	26,604
Principal paydowns on securities available for sale	59,917	71,380
Principal paydowns on securities held to maturity	10	102
Purchases of securities available for sale	(63,728)	(132,198)
Purchase of premises and equipment	(1,379)	(1,836)
Purchase of bank owned life insurance	(17,000)	—
Acquisition, net of cash acquired	(1,954)	—
(Purchase) of FHLB Stock	(717)	(722)

Net cash used in investing activities	(29,709)	(117,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	73,569	42,240
Increase (decrease) in securities sold under agreements to repurchase	(20,523)	14,362
Increase (decrease) in FHLB advances	(23,000)	35,500
Increase in subordinated debt	—	10,310
Exercise of stock options on common stock	715	516
Dividends paid on common stock	(1,843)	(1,488)

Net cash provided by financing activities	28,918	101,440

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,076	(6,983)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,238	22,856

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,314	$15,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$21,146	$13,254
Income Taxes	$2,562	$3,502
(Continued)
The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

Nine months ended
September 30,
2005
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of Thousand Oaks Office:
Cash and cash equivalents acquired	$59
Fair value of assets acquired	1,945
Purchase price of acquisition	40,866

Liabilities assumed	$42,870

The accompanying notes are an integral part of these condensed statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate 15 banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and two banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $151.9 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
Management believes the level of the allowance as of September 30, 2005 is adequate to absorb losses inherent in the loan portfolio.
Fair Value of Stock Options — The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R) (“SFAS 123 (R)”), Share Based Payment. SFAS 123 (R) replaced existing requirements under SFAS No. 123 and APB Opinion No. 25. SFAS 123 (R) requires companies to measure and recognize compensation expense equal to the fair value of stock options or other share based payments. SFAS 123 (R) is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for the Company January 1, 2006. The Company is in the process of evaluating the impact of this standard on its consolidated results of operation and financial position.

The fair values of options granted under the Company’s incentive stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. Had the Company recognized compensation expense over the vesting period of the options based on the fair value method as discussed above, the Company’s pro forma net income and earnings per share for the three and nine-month periods ended September 30, 2005 and September 30, 2004 would have been as follows:

	Three months ended
Pro Forma Results	September 30, 2005	September 30, 2004
Net income:
As reported	$2,098	$1,979
Pro forma	$2,039	$1,939

Earnings per share — basic:
As reported	$0.39	$0.38
Pro forma	$0.38	$0.37

Earnings per share — diluted:
As reported	$0.37	$0.35
Pro forma	$0.36	$0.34

	Nine months ended
Pro Forma Results	September 30, 2005	September 30, 2004
Net income:
As reported	$6,284	$6,018
Pro forma	$6,109	$5,899

Earnings per share — basic:
As reported	$1.18	$1.15
Pro forma	$1.14	$1.12

Earnings per share — diluted:
As reported	$1.12	$1.08
Pro forma	$1.09	$1.06
For purposes of this computation, the significant assumptions used for the nine-month periods ended September 30, 2005 and 2004, computed on a weighted average basis, were:

	2005	2004
Risk free interest rate:	4.31%	4.06%
Expected life (years):	9	9
Dividend yield	2.49%	2.33%
Estimated volatility:	41.12%	32.67%

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not anticipate the adoption of this Statement to have a material impact on the Company’s consolidated results of operation and financial position.
     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. The Statement and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on the Company’s future financial position or consolidated results of operation.
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (to be titled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

2. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2005			Nine months ended September 30, 2005
						Per-
	Income	Shares	Per-Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,098	5,364,077	$.39	$6,284	5,338,935	$1.18
Effect of dilutive stock options		285,057	(.02)		287,664	(.06)

Diluted EPS	$2,098	5,649,134	$.37	$6,284	5,626,599	$1.12

	Three months ended September 30, 2004			Nine months ended September 30, 2004
						Per-
	Income	Shares	Per-Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,979	5,276,774	$.38	$6,018	5,248,339	$1.15
Effect of dilutive stock options		345,745	(.03)		340,961	(.07)

Diluted EPS	$1,979	5,622,519	$.35	$6,018	5,589,300	$1.08

3. COMMITMENTS AND CONTINGENCIES
The following tables present our contractual obligations and commercial commitments as of September 30, 2005.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$483,870	$443,183	$29,992	$10,546	$149
FHLB advances	293,000	274,000	—	19,000	—
Reverse Repurchase Agreements	59,165	165	44,000	15,000	—
Leases	22,771	1,364	2,798	2,779	15,830
Subordinated debt	25,774	—	—	—	25,774
Due from broker	1,768	1,768	—	—	—
Due to broker	7,465	7,465	—	—	—
Accrued interest payable	57,690	4,776	8,552	7,004	37,358

Total contractual obligations	$951,503	$732,721	$85,342	$54,329	$79,111

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$31,491	$25,389	$1,618	$691	$3,793
Consumer lines of credit(1)	42,623	1,995	—	252	40,376
Undisbursed portion of loans in process	60,850	33,091	27,759	—	—
Approved but, unfunded mortgage loans	8,961	8,961	—	—	—
Approved but, unfunded commercial loans	2,250	2,250	—	—	—
Approved but, unfunded consumer loans	1,492	1,492	—	—	—
Letters of credit	4,938	3,438	1,500	—	—

Total commitments	$152,605	$76,616	$30,877	$943	$44,169

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.
4. ACQUISITION OF BRANCH
At the close of business May 20, 2005, the Company completed the acquisition of a branch in Thousand Oaks, California, owned by Western Financial Bank. The Company purchased $42.9 million in deposits. The results of operations of the branch have been included in the Company’s consolidated financial statements since that date. The Company recorded a deposit premium of $1.9 million. The deposit premium will be amortized over the useful life, which will be determined within 12 months of acquisition.
Item 2: Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations
Corporate Profile
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
     While employing this strategy, we have expanded our banking facilities from four to fifteen offices since 1996. We operate eleven full-service offices on the central coast of California from Thousand Oaks to Atascadero, two banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. We are considering additional expansion opportunities in each region and plan to open two to three offices every eighteen months. In November, we announced that we had entered into definitive agreements for the acquisitions of real estate parcels on which we intend to build new offices in Kansas City, Kansas and Surprise, Arizona. We evaluate opportunities for acquiring entities, which offer financial services, but remain value-oriented. We expect acquisitions will be accretive to earnings per share within a twelve-month period.
Product Line Diversification
     Over the last several years, we have broadened our product lines to diversify revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small-to-medium-sized businesses and developed our consumer lending lines to include home equity lines of credit. In 2001, we added

Internet banking and bill pay services to augment our in-branch services. In 2003, we further expanded mortgage banking and security brokerage activities in all of our markets.
Modern Financial and Investment Management Skills
     We have considerable expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of 1.00% to 1.25% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions that do not offer these products.
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
Profitability Drivers
     We expect these factors will drive more consistent and growing profitability in the future:
1.	Increasing loans, deposits, and investment management and trust accounts in all of our markets.

2.	Changing the loan mix to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity lines of credit.

3.	Growing our non-interest bearing consumer and commercial deposits and continuing to shift the deposit mix toward core deposit accounts.

4.	Diversifying and increasing our banking fee income through existing and new fee income sources such as our overdraft privilege program and other deposit fees, loan fee income, Harrington Wealth Management trust and investment fees, and other retail banking fees.

5.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return over one month LIBOR of approximately 1.00% to 1.25% per annum.

6.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios.
Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported net income of $2.1 million for the three months ended September 30, 2005, as compared to $2.0 million for the three months ended September 30, 2004, an increase of $119 thousand or 6.0%. The Company reported net income of $6.3 million for the nine months ended September 30, 2005, as compared to $6.0 million for the nine months ended September 30, 2004, an increase of $266 thousand or 4.4%. The increase in net income was primarily driven by an increase in net interest income, banking fee income and a decline in the provision for loan losses, which was partially offset by an increase in non-interest expense. On a diluted earnings per share basis, the Company earned $.37 per share for the three months ended September 30, 2005, compared to $.35 per share for the three months ended September 30, 2004. On a diluted earnings per share basis, the Company earned $1.12 per share for the nine months ended September 30, 2005, compared to $1.08 per share for the nine months ended September 30, 2004. Return on average equity was 14.7% and 15.1% in the September 2005 quarter and year-to-date periods compared to 15.9% and 16.3% in the same periods in 2004, respectively.
     The Company’s net interest income after provision for loan losses increased by $367 thousand or 5.1% to $7.6 million in the three months ended September 30, 2005 over the prior comparable period in 2004. The Company’s net interest income after provision for loan losses increased by $844 thousand or 3.9% to $22.3 million during the nine months ended September 30, 2005 over the prior comparable period in 2004. The increase in the Company’s net interest income during both periods reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, construction, and consumer loans. The net interest margin slightly improved by increasing 2 basis points in the September 2005 quarter from the June 2005 quarter but, decreased 4 basis points to 2.84% during the three months ended September 30, 2005, when compared to 2.88% in the same period of 2004. The net interest margin decreased 12 basis points to 2.83% during the nine months ended September 30, 2005, when compared to the same period in 2004. The decline in the margin from the comparable 2005 to 2004 periods is due to a short term lag in the repricing of interest rates on loans and investments relative to its interest-bearing liabilities and hedge instruments.

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

	Three months ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$641,446	$11,122	6.94%	$581,250	$9,182	6.32%
FHLB stock	16,502	180	4.36%	14,406	191	5.30%
Securities and trading account assets (2)	399,818	4,500	4.50%	425,735	3,880	3.65%
Cash and cash equivalents (3)	9,802	45	1.84%	12,271	18	0.59%

Total interest-earning assets	1,067,568	15,847	5.94%	1,033,662	13,271	5.14%

Noninterest-earning assets	45,714			24,749

Total assets	$1,113,282			$1,058,411

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$123,596	543	1.76%	$121,312	298	0.98%
Passbook accounts and certificates of deposit	491,668	3,687	3.00%	451,051	2,407	2.13%

Total deposits	615,264	4,230	2.75%	572,363	2,705	1.89%

FHLB advances (4)	301,848	3,197	4.24%	298,989	2,429	3.25%
Reverse Repurchase Agreements	60,023	451	3.01%	79,853	524	2.62%
Other borrowings (5)	25,774	407	6.32%	15,435	188	4.87%

Total interest-bearing liabilities	1,002,909	8,285	3.30%	966,640	5,846	2.42%

Non-interest-bearing deposits	47,523			33,077
Non-interest-bearing liabilities	6,848			9,046

Total liabilities	1,057,280			1,008,763
Stockholders’ equity	56,002			49,648

Total liabilities and stockholders’ equity	$1,113,282			$1,058,411

Net interest-earning assets (liabilities)	$64,659			$67,022

Net interest income/interest rate spread		$7,562	2.64%		$7,425	2.72%

Net interest margin			2.83%			2.88%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.45%			106.93%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Interest income includes amortization of premiums paid for securities.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

	Nine months ended September 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$628,943	$31,628	6.71%	$549,557	$26,526	6.44%
FHLB stock	16,215	516	4.24%	14,001	456	4.34%
Securities and trading account assets (2)	411,519	13,058	4.23%	414,908	11,223	3.61%
Cash and cash equivalents (3)	9,363	116	1.65%	12,590	41	0.43%

Total interest-earning assets	1,066,040	45,318	5.67%	991,056	38,246	5.15%

Noninterest-earning assets	37,338			24,533
Total assets	$1,103,378			$1,015,589

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$119,729	1,383	1.54%	$119,518	815	0.91%
Passbook accounts and certificates of deposit	464,844	9,432	2.71%	439,617	6,946	2.11%

Total deposits	584,573	10,815	2.47%	559,135	7,761	1.85%

FHLB advances (4)	315,945	9,290	3.92%	276,971	6,549	3.15%
Reverse Repurchase Agreements	73,382	1,491	2.71%	74,074	1,455	2.62%
Other borrowings (5)	25,774	1,116	5.77%	15,146	519	4.57%

Total interest-bearing liabilities	999,674	22,712	3.03%	925,326	16,284	2.35%

Non-interest-bearing deposits	40,559			29,946
Non-interest-bearing liabilities	8,761			11,117

Total liabilities	1,048,994			966,389
Stockholders’ equity	54,384			49,200

Total liabilities and stockholders’ equity	$1,103,378			$1,015,589

Net interest-earning assets (liabilities)	$66,366			$65,730

Net interest income/interest rate spread		$22,606	2.64%		$21,962	2.80%

Net interest margin			2.83%			2.95%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.64%			107.10%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Interest income includes amortization of premiums paid for securities.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

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

	Three Months Ended
	September 30, 2004 vs. September 30, 2005
	Increase (decrease) due to			Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable (1)	$3,585	$3,804	$(5,449)	$1,940
FHLB stock	(135)	111	13	(11)
Securities and trading account assets (2)	3,647	(945)	(2,082)	620
Cash and cash equivalents (3)	153	(14)	(112)	27

Total
Total net change in income on interest- earning assets	7,250	2,956	(7,630)	2,576

Interest-bearing liabilities:
Deposits
NOW and money market accounts	940	22	(717)	245
Passbook accounts and certificates of deposit	3,902	867	(3,489)	1,280

Total deposits	4,842	889	(4,206)	1,525
FHLB advances (4)	2,951	93	(2,276)	768
Reverse Repurchase Agreements	304	(521)	144	(73)
Other borrowings (5)	223	504	(508)	219

Total net change in expense on interest- bearing liabilities	8,320	965	(6,846)	2,439

Change in net interest income	$(1,070)	$1,991	$(784)	$137

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

	Nine Months Ended
	September 30, 2005 vs. September 30, 2004
	Increase (decrease) due to			Total Net
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable (1)	$1,480	$5,109	$(1,487)	$5,102
FHLB stock	(14)	96	(22)	60
Securities and trading account assets (2)	2,590	(122)	(633)	1,835
Cash and cash equivalents (3)	153	(14)	(64)	75

Total net change in income on interest- earning assets	4,209	5,069	(2,206)	7,072

Interest-bearing liabilities:
Deposits
NOW and money market accounts	754	2	(188)	568
Passbook accounts and certificates of deposit	2,632	531	(677)	2,486

Total deposits	3,386	533	(865)	3,054
FHLB advances (4)	2,127	1,229	(615)	2,741
Reverse Repurchase Agreements	67	(18)	(13)	36
Other borrowings (5)	182	486	(71)	597

Total net change in expense on interest- bearing liabilities	5,762	2,230	(1,564)	6,428

Change in net interest income	$(1,553)	$2,839	$(642)	$644

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

     The Company reported interest income of $15.8 million for the three months ended September 30, 2005, compared to $13.3 million for the three months ended September 30, 2004, an increase of $2.6 million or 19.4%. The Company reported total interest income of $45.3 million for the nine months ended September 30, 2005, compared to $38.2 million for the nine months ended September 30, 2004, an increase of $7.1 million or 18.5%. The primary reason for the increase during the periods was the increase in the volume of loans receivable and an increase in the rates of interest-earning assets due to rising interest rates and its effect on the repricing of floating rate loans and new loans with higher rates.
     The Company reported total interest expense of $8.3 million for the three months ended September 30, 2005, compared to $5.8 million for the three months ended September 30, 2004, an increase of $2.4 million or 41.7%. For the nine months ended September 30, 2005, the Company reported total interest expense of $22.7 million, compared to $16.3 million for the nine months ended September 30, 2004, an increase of $6.4 million or 39.5%. The increase in interest expense during both periods was mainly attributable to an increase in the rate of interest-bearing liabilities due to rising short-term interest rates.
     The Company did not record a provision for loan losses during the three months ended September 30, 2005 since $2.0 million of substandard rated credits were upgraded or paid-off in the quarter. Also, a nonperforming business credit of $500 thousand became performing during the quarter with the addition of further collateral but, this company’s operating and financial results remain weak. For the three months ended September 30, 2004, the provision for loan losses of $230 thousand was made. Provision for loan losses of $350 thousand during the nine months ended September 30, 2005, compared to $550 thousand for the nine months ended September 30, 2004, a decrease of $200 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its real estate, commercial and industrial and consumer loan portfolios. At September 30, 2005, the Company had $20 thousand of non-performing loans, as compared to $95 thousand of loans as of December 31, 2004. The non-performing loans are also in a non-accrual status for both periods.

The following table sets forth the activity in our allowance for loan losses for the periods indicated

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$5,576	$4,903	$5,228	$4,587

Charge-offs:
Real estate loans
Single-family residential
Multi-family residential
Commercial
Consumer and other loans	—	(5)	(2)	(9)

Total charge-offs	—	(5)	(2)	(9)

Net charge-offs	—	(5)	(2)	(9)

Provision for losses on loans		230	350	550

Balance at end of period	$5,576	$5,128	$5,576	$5,128

Allowance for loan losses as a percent of total loans outstanding	0.85%	0.85%	0.85%	0.85%

Ratio of net charge-offs to average loans outstanding	—%	—%	—%	—%

     The Company’s total other income, which includes gain and losses on securities, other gains and losses, extinguishment of debt and banking fee income amounted to $1.2 million for the quarter ended September 30, 2005 compared to $963 thousand during the same quarter last year, an increase of $278 thousand or 28.9%. The Company’s total other income amounted to $3.9 million for the nine month period ended September 30, 2005 compared to $3.0 million during the same period last year, an increase of $869 thousand or 29.2%. The increase in other income was primarily attributable to an increase in banking fee income due to the growth in deposit related fees, Harrington Wealth Management (HWM) fees and the purchase of bank owned life insurance (BOLI) for the quarter and year-to-date periods of September 2005.
     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. That is, as spreads tighten, net mark-to-market gains are generated, and as spreads widen, net mark-to-market losses occur on these instruments. During the September 2005 quarter, the Company had $82 thousand in net gains on trading assets, the sale of securities, other gains and losses and the extinguishment of related borrowings compared to a net gain on these instruments of $229 thousand in the September 2004 quarter. The decrease in net gains is principally the result of the gains experienced on the total rate of return swaps in the September 2004 quarter of $196 thousand versus a loss of $186 thousand associated with the total return swaps and a realized gain on sale of securities of $275 thousand in the September 2005 quarter.
     For the nine-months ended September 30, 2005, the net gains on trading assets, the sale of securities, other gains and losses, and the extinguishment of related borrowings was $859 thousand compared to $639 thousand in the same period in 2004. The increase in net gains in the first nine months of 2005 over 2004 of $220 thousand can be attributed largely to the gains from spread narrowing of investment grade, commercial mortgage backed securities to comparable duration LIBOR swap rates and the gain on sale of home equity, asset backed floating rate securities and a corporate bond caused by tighter spreads.
     Banking fee income amounted to $1.2 million for the quarter ended September 30, 2005 compared to $734 thousand during the same quarter last year, an increase of $425 thousand or 57.9%. Banking fee income amounted to $3.0 million for the nine-month period ending September 30, 2005 compared to $2.3 million during the same period last year, an increase of $649 thousand or 27.7%. Loan fees increased in the comparable quarter to date 2005 to 2004 periods by 29.8% while, in the year to date period of September 2005 to 2004 loan fees decreased by 10.7% due to the slowdown of mortgage loan refinancing activity. Fees on deposits and trust fees from the Company’s subsidiary, HWM, grew during the comparable quarter and year-to-date periods. Deposit and other retail banking fee income contributed $967 thousand for the nine months ended September 2005, an increase of $236 thousand or 32.3% as compared to the nine-months ended September 30 2004. This increase is attributed to the overdraft privilege program implemented in the third quarter of 2004. HWM’s trust fee income contributed $536 thousand for the nine-months ended September 2005, an increase of $89 thousand or 19.9%, compared to the same period in 2004. In April 2005, HWFG purchased $17.0 million of BOLI which contributed $233 thousand of banking fee income during the September 2005 quarter and $448 thousand during the nine month period ended in 2005. The growth in deposit fees, HWM and BOLI fee income have offset the more volatile mortgage brokerage and prepayment penalty fee income that has declined over the last 18 months with the slow down of loan refinancings. Mortgage brokerage and prepayment penalty fees increased $94 thousand or 29.8% in the September 2005 quarter over the September 2004 quarter due to higher prepayment penalties but decreased $124 thousand or 10.7% in the 2005 year-to-date period over the comparable 2004 period due to the slowdown in loan refinancings.

The following chart shows the comparison of banking fee income sources for the September 2005 quarter and year-to-date periods over the same periods in 2004.

(Dollars in thousands)
	September	September		September	September
	2005	2004	%	2005	2004	%
Banking Fee Type	Quarter	Quarter	Change	YTD	YTD	Change
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$409	$315	29.8%	$1,040	$1,164	(10.7%)
Deposit, Other Retail Banking Fees & Other Fee Income	334	267	25.1%	967	731	32.3%
Harrington Wealth Management Fees	183	152	20.4%	536	447	19.9%
BOLI Income, net	233	—		448	—

Total	$1,159	$734	57.9%	$2,991	$2,342	27.7%
     The Company’s total other expenses were $5.4 million during the three months ended September 30, 2005, as compared to $4.8 million for the three months ended September 30, 2004, an increase of $551 thousand or 11.4%. The Company’s total other expenses were $15.7 million during the nine months ended September 30, 2005, as compared to $14.4 million for the nine months ended September 30, 2004, an increase of $1.3 million or 8.9%. The increase in expenses has emanated from HWFG’s banking office expansion in all of its markets, the addition of four commercial lenders since January 1, 2005, the growth in the Company’s infrastructure, and the compliance with corporate governance rules and regulations.
     Net income was favorably impacted in the September 2005 quarter and year-to-date periods by a reduction in the Company’s effective tax rate due to the taxable income being earned and apportioned to states with lower tax rates. The effective tax rate was 38.7% and 39.5% in the September 2005 quarter and year-to-date periods, respectively, compared to 40.6% and 39.5% for the September quarter and year-to-date respectively, in 2004.
Financial Condition
     The Company’s total assets increased to $1.12 billion at September 30, 2005, as compared to $1.08 billion at December 31, 2004, an increase of $40.3 million or 3.7%. The increase was primarily attributable to growth in net loans receivable of $52.8 million or 8.8% to $651.2 million as of September 30, 2005, compared to $598.4 million at December 31, 2004.
     The Company’s focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, consumer and commercial and industrial loans. Net loans receivable increased $52.8 million or at an 11.8% annualized rate since December 31, 2004 and in line with HWFG’s expectations. The mix continued to shift to higher risk-adjusted spread earning loan types with growth centered in construction, commercial and industrial, consumer, and land acquisition and development increasing $53.9 million or 34.0% since December 31, 2004. With the flat yield curve, commercial and multi-family real estate loan spreads have tightened below HWFG’s targeted levels, and these loan balances have declined by $8.9 million or 2.6% since December 31, 2004.
The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

					YTD
	September 30, 2005		December 31, 2004		Change
	Amount	Percent	Amount	Percent	Amount
	(Dollars in thousands)
Real Estate Loans:

Single-family	$109,043	16.5%	$100,485	16.6%	$8,558
Multi-family	76,033	11.5	84,937	14.0	(8,904)
Commercial	260,732	39.6	260,759	43.1	(27)
Construction (1)	55,495	8.4	34,981	5.8	20,514
Land acquisition and development	34,458	5.2	27,460	4.5	6,998
Commercial and industrial loans	94,286	14.3	72,240	11.9	22,046
Consumer loans	28,066	4.3	23,757	3.9	4,309
Other loans (2)	1,289	0.2	1,044	0.2	245

Total loans receivable	$659,402	100.0%	$605,663	100.0%	$53,739

Less:

Allowance for loan loss	$(5,576)		$(5,228)		$(348)
Net deferred loan fees	(2,175)		(1,730)		(445)
Net premiums	(405)		(263)		(142)

	(8,156)		(7,221)		(935)

Loans receivable, net	$651,246		$598,442		$52,804

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2005, we had $29.5 million of construction loans secured by residential properties, $13.3 million secured by commercial properties, $9.9 secured by Multi-family properties and $2.8 million for land development.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     Securities classified as available for sale decreased to $391.0 million at September 30, 2005, as compared to $431.2 million at December 31, 2004, a decrease of $40.2 million or 9.3%. With the narrowing spreads on mortgage and related investments in recent quarters, management sold $47.1 million of home equity asset backed securities and sold $1.8 million of an airplane backed corporate bond since December 31, 2004 and has become more selective in investment purchases. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale:
September 30, 2005

Mortgage-backed securities — pass through	$133,029	$206	$(1,824)	$131,411
Collateralized mortgage obligations	66,716	1	(879)	65,838
Commercial mortgage-backed securities	42,000	—	(397)	41,603
Asset-backed securities (underlying securities mortgages)	147,655	980	(145)	148,490
Asset-backed securities	3,726	79	(104)	3,701

	$393,126	$1,266	$(3,349)	$391,043

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale:
December 31, 2004

Mortgage-backed securities — pass through	$114,365	$294	$(957)	$113,702
Collateralized mortgage obligations	73,894	—	(495)	73,399
Commercial mortgage-backed securities	47,545	472	(96)	47,921
Asset-backed securities (underlying securities mortgages)	187,949	1,504	(64)	189,389
Asset-backed securities	5,460	34	(351)	5,143
Corporate debt securities	1,569	83	—	1,652

	$430,782	$2,387	$(1,963)	$431,206

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
     The following table discloses the available for sale balances by categories that have an unrealized loss at September 30, 2005 with the corresponding duration of the loss. Included in the table are thirty-three securities that have been in an unrealized loss position for less than a year and 55 securities that have been in an unrealized loss position for more than one year. Although the securities have varying levels of credit risk, the Company has concluded that none of these securities is other than temporarily impaired, and the full recovery of principal and interest is expected if held to maturity. The Company has the ability and intent to hold these securities until recovery.

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2005	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$30,750	$(145)	$78,784	$(1,679)	$109,534	$(1,824)
Collateralized mortgage obligations	12,257	(193)	30,754	(686)	43,011	(879)
Commercial mortgage-backed securities	40,825	(359)	779	(38)	41,604	(397)
Asset-backed securities (underlying securities mortgages)	17,733	(89)	8,285	(56)	26,018	(145)
Asset-backed securities	—	—	2,781	(104)	2,781	(104)

	$101,565	$(786)	$121,383	$(2,563)	$222,948	$(3,349)

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2004	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$54,582	$(350)	$29,319	$(607)	$83,901	$(957)
Collateralized mortgage obligations	61,773	(271)	11,626	(224)	73,399	(495)
Commercial mortgage-backed securities	7,090	(70)	832	(26)	7,922	(96)
Asset-backed securities (underlying securities mortgages)	18,711	(64)	1,302	—	20,013	(64)
Asset-backed securities	—	—	4,216	(351)	4,216	(351)

	$142,156	$(755)	$47,295	$(1,208)	$189,451	$(1,963)

     As of September 30, 2005, there were fifty-five securities in an unrealized loss position for greater than twelve months, forty-five mortgage backed securities, five collateralized mortgage obligation securities, one commercial mortgage-backed security (CMBS), three asset-backed securities (ABS) which have home equity loans as the underlying collateral, and one asset-backed security. As to the fifty-four mortgage related secured securities, management believes that the unrealized loss associated with these investments is attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” The Company has the ability and intent to hold these securities until recovery.

     The asset-backed security is collateralized by a pool of loans and leases on medical equipment and related assets and had a fair value of $3.7 million and $5.1 million as of September 30, 2005 and December 31, 2004, respectively. The security is of a senior tranche with priority cash flow rights. This security is rated CCC by Moody’s and B1 by Fitch, as of September 30, 2005. Management believes the improvement in the unrealized loss from $351 thousand as of December 31, 2004 to $25 thousand as of September 30, 2005 is attributed to the decrease in delinquencies and default rates of the underlying loans compared to September 30, 2004. The delinquencies on the underlying loans of these securities have slightly increased from 13.4% as of the December 2004 servicer’s report to 14.1% per the September 2005 servicer report but, the delinquency rate at September 2005 is 7 basis points below September 2004 delinquency rates. As of the nine-months ended September 30, 2005, and as a result of our senior tranche position, 51.6% or $4.2 million of our outstanding principal has been returned, and the average life of the security is estimated to be less than two years. The value of this security increased by 4.5 points or $175 thousand from September 30, 2004 to September 30, 2005 due to the slight improvement in delinquencies, default rates and the repayment of underlying loans. Furthermore, a stress test of the cash flows based on conservative delinquency, default and recovery rates on the underlying loans is periodically prepared and reviewed. Based on this analysis, all payments can be made on this security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment”. The Company has the ability and intent to hold this security until recovery.
     As of September 30, 2005, the following table presents the available for sale securities in a loss position for greater than twelve months and summarizes by category those securities that are pledged versus securities that are not pledged against the Company’s borrowings. Securities are pledged as collateral for FHLB advances, repurchase agreements and for our swap agreements.

	Pledged Securities		Unpledged Securities		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Mortgage-backed securities — pass through	$78,784	$(1,679)	$—	$—	$78,784	$(1,679)
Collateralized mortgage obligations	30,754	(686)	—	—	30,754	(686)
Commercial mortgage-backed securities	779	(38)	—	—	779	(38)
Asset-backed securities (underlying securities mortgages)	8,285	(56)			8,285	(56)
Asset-backed securities	—	—	2,781	(104)	2,781	(104)

	$118,602	$(2,459)	$2,781	$(104)	$121,383	$(2,563)

     As of September 30, 2005 and December 31, 2004, $292.3 million and, $278.8 million, respectively, of available for sale securities were pledged as collateral for FHLB advances, repurchase agreements and for our swap agreements.
     Cash and cash equivalents increased to $18.3 million at September 30, 2005, compared to $13.2 million as of December 31, 2004, an increase of $5.1 million or 38.3%. The increase was attributed to the growth from the expansion of new banking offices and the additional cash required to service the increase in small to medium sized business customers.

     Trading account assets decreased to $544 thousand at September 30, 2005, compared to $1.0 million as of December 31, 2004, a decrease of $502 thousand or 48.0%. The decrease relates to principal payments of $85 thousand on the securities held for trading and the change in unrealized gains and losses of $404 thousand on the $150.0 million notional of CMBS and ABS total return swaps. All unrealized and realized losses on these trading securities and total return swaps have been recorded in net income. As of September 30, 2005 and December 31, 2004, the Company’s trading securities included the following assets:

	Amortized	Unrealized	Fair	Pledged
	Cost	Gains (Losses)	Value	Securities
	(Dollars in thousands)
September 30, 2005	$869	$(325)	$544	$299
December 31, 2004	$943	$103	$1,046	$388
     Securities held to maturity decreased to $84 thousand at September 30, 2005, compared to $93 thousand as of December 31, 2004, a decrease of $9 thousand or 9.7%. The decrease relates to principal payments on the mortgage backed securities held to maturity. As of September 30, 2005 and December 31, 2004, the Company’s held to maturity securities included the following:

	Amortized	Unrealized		Pledged
	Cost	Gains (Losses)	Fair Value	Securities
	(Dollars in thousands)
September 30, 2005	$84	$6	$90	$—
December 31, 2004	$93	$6	$99	$—
     As of December 31, 2004, HWFG did not have any investment trades which were traded on or before December 31, 2004 but that had not settled, commonly referred to as “trade date accounting” in accordance with Statement of Financial Accounting Standard (SFAS) 115. On September 28, 2005, Los Padres Bank sold a $1.6 million airline backed corporate bond for a gain on sale of $160 thousand, which settled on October 3, 2005 and is the due from broker of $1.8 million as of September 30, 2005.
     On April 8, 2005, the Company invested in $17.0 million of BOLI, whereby the Company earns the cash build-up from investing in a separate account of investment grade, fixed income securities, professionally managed on a tax free basis due to the intent to hold the BOLI until maturity, and also receives the death benefit on insured employees. BOLI which is invested in investment grade fixed income securities, has a forecasted crediting rate of 7.15% and includes a stable value wrap by an investment grade banking institution. The net revenue from BOLI is recorded in banking fee income.
     Core deposit intangible increased to $2.7 million at September 30, 2005, compared to $923 thousand as of December 31, 2004, an increase of $1.7 million. The increase was due to the purchase and assumption of the Thousand Oaks banking office purchased on May 20, 2005 for a premium of $1.9 million in cash. HWFG is currently amortizing the premium over an estimated useful life of 10 years. HWFG will be assessing the 10 year period based on previous acquisitions and may adjust the estimated useful life once our assessment is complete. As a result of he purchase and assumption of the Thousand Oaks office, the Company incurred of $44 thousand of costs which increased goodwill to $4.0 million at September 30, 2005.
     Total deposits increased to $671.7 million as of September 30, 2005, as compared to $598.2 million as of December 31, 2004, an increase of $73.5 million or 12.3%, growing 16.4% on an annualized basis. For the nine months, deposit growth was attributed to the purchase of $42.9 million of deposits in Thousand Oaks, California and an increase of non-interest bearing deposits. Non-interest bearing deposits reached $48.7 million at September 30, 2005 compared with $33.6 million at December 31, 2004, an increase of $15.1 million or 44.9%. Excluding the Thousand Oaks deposits purchased on May 20, 2005, deposit growth was $30.6 million or 6.8% on an annualized basis for the year-to-date period. The deposit growth in each of our markets is due to promotions which are successfully attracting new customers. Additionally, non-interest bearing deposits have contributed to controlling deposit cost relative to rising market rates in 2005.
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $293.0 million at September 30, 2005, compared to $316.0 million at December 31, 2004, a $23.0 million or 7.3% decrease. Since December 2004, the Company reduced FHLB advances with the purchase and assumption of the Thousand Oaks office deposits of $42.9 million in May 2005, but they were increased subsequently due to new loan fundings. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
     Securities sold under repurchase agreements decreased to $59.2 million at September 30, 2005, compared to $79.7 million at December 31, 2004, a $20.5 million or 25.8% decrease. On July 20, 2005, a two-year repurchase agreement of $20.0 million at an interest rate of 1.5% matured and was replaced with a FHLB floating rate advance.
     As of December 31, 2004, HWFG did not have any investment trades which were traded on or before December 31, 2004 but that had not settled, commonly referred to as “trade date accounting” in accordance with Statement of Financial Accounting Standard (SFAS) 115. During September 2005, the Company agreed to purchase two collateralized mortgage obligations (CMO) securities with settlement for purchases occurring on October 31, 2005. The agreement to purchase the CMO securities at a future date created the due to broker amount of $7.5 million as of September 2005 in accordance with SFAS 115, trade date accounting. The purchase of these securities is included in the securities available for sale as of September 30, 2005.
     Accounts payable and accrued expenses decreased to $5.4 million at September 30, 2005, as compared to $8.6 million at December 31, 2004, a decrease of $3.2 million or 37.0%. A majority of the $3.2 million decrease is attributed to the increase in fair value of certain cash flow swaps which are accounted for in accordance with FAS 133 as discussed in the Asset and Liability Management section.
     Stockholders’ equity increased to $58.2 million at September 30, 2005, as compared to $52.7 million at December 31, 2004, an increase of $5.5 million or 10.6%. The $5.5 million increase in stockholders’ equity was positively influenced by $6.3 million of net income recognized and $714 thousand of additional paid in capital from stock options exercised. Accumulated other comprehensive loss decreased by $407 thousand due to an increase in value of interest rate hedge contracts of $1.9 million and a decrease in value of securities held as available for sale of $1.5 million as compared to December 31, 2004. These changes are due to the valuation changes of the underlying financial instruments from changes in interest rates and related spreads. The Company also paid $1.8 million in dividends during the nine month period.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 19.5% at September 30, 2005. At September 30, 2005, Los Padres Bank’s “liquid” assets totaled approximately $116.5 million.
     In general, the Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At September 30, 2005, the Bank had $293.0 million in FHLB advances and had $99.1 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Additional borrowing capacity from the FHLB is further limited to $96.2 million based upon the collateral pledged at the FHLB as of September 30, 2005. The Bank also has $77.9 million of unpledged “AA” and “A” rated home equity asset-backed securities that can be pledged for further borrowings of $62.3 million utilizing reverse repurchase agreements.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We may utilize this line of credit as growth opportunities develop and to provide working capital. At September 30, 2005 and December 31, 2004, the Company was not indebted under its revolving line of credit.
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
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2005, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At September 30, 2005, the Bank’s Tier 1 (Core) Capital Ratio was 6.76%, Total Risk-Based Capital Ratio was 10.95%, Tier 1 Risk-Based Capital Ratio was 10.2% and Tangible Equity Ratio was 6.76%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares over the next year as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No Company shares were repurchased since May 3, 2005.
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
     Accordingly, the primary goal of the Company’s asset and liability management policy is to effectively increase the elasticity of its liabilities and/or effectively contract the elasticity of its assets so that the respective elasticity’s are matched as closely as possible. This elasticity adjustment can be accomplished internally, by restructuring the balance sheet, or externally by adjusting the elasticities of assets and/or liabilities through the use of interest rate contracts. The Company’s strategy is to hedge, either internally through the use of longer-term certificates of deposit or less sensitive transaction deposits and FHLB advances, or externally through the use of various interest rate contracts.
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
     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, on January 1, 2001. SFAS No. 133 as amended requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. The fair value of these swaps are included in other assets or other liabilities depending on the fair value. At September 30, 2005 and December 31, 2004 $1,239 thousand and $180 thousand is included in other assets and $2,162 thousand and $4,314 thousand is included in other liabilities relating to these swaps.
     The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage indexes and asset backed referenced securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets. The fair value of the swaps was $(327) thousand and $77 thousand at September 30, 2005 and December 31, 2004, respectively.
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
     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest rate swaps, although we could enter into other types of interest rate contracts. We value these contracts at fair value using readily available and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of September 30, 2005, we have not created any additional special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.
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
     Hedging Activity. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was implemented on January 1, 2001. SFAS No. 133 requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately.

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
     The following table sets forth at September 30, 2005 the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	+100	+200	+300
			(Dollars in Thousands)
Market value gain (loss) in assets	$33,429	$24,309	$13,679	$(16,852)	$(35,879)	$(56,083)
Market value gain (loss) of liabilities	(24,217)	(16,735)	(8,583)	8,733	17,544	26,511

Market value gain (loss) of net assets before interest rate contracts	9,212	7,574	5,096	(8,119)	(18,335)	(29,572)
Market value gain (loss) of interest rate contracts before tax	(15,374)	(9,947)	(4,834)	4,561	8,874	12,964

Total change in MVPE (2)	$(6,162)	$(2,373)	$262	$(3,558)	$(9,461)	$(16,608)

Change in MVPE as a percent of:
MVPE(2)	-6.66%	-2.57%	0.28%	-3.85%	-10.23%	-17.96%
MVPE post shock ratio (3)	-0.77%	-0.38%	-0.08%	-0.20%	-0.60%	-1.13%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $92.5 million at September 30, 2005.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended September 30, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
For a discussion of the Company’s share repurchase program, see “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” No shares were repurchased during the quarter.
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

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: November 10, 2005	By:	/S/ CRAIG J. CERNY
Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ WILLIAM W. PHILLIPS
William W. Phillips,
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)