Form 10-K
period 2005-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2006-04-03
CIK 1063997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 000-50066
HARRINGTON WEST FINANCIAL GROUP, INC.

(Name of Registrant as Specified in Its Charter)

Delaware	48-1175170

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

610 Alamo Pintado Road
Solvang, California	93463

(Address of Principal	(Zip Code)
Executive Offices)
Issuer’s telephone number, including area code: (805) 688-6644
Securities registered under Section 12(b) of the Exchange Act:
NOT APPLICABLE
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK (PAR VALUE $0.01 PER SHARE)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐ Yes ☑No
The aggregate market value of common equity held by non-affiliates was $74.9 million as of June 30, 2005, based on the closing sale price of the registrant’s common equity on that date.
Number of shares of Common Stock outstanding as of March 3, 2006: 5,418,843
DOCUMENTS INCORPORATED BY REFERENCE
The registrant hereby incorporates its proxy statement for its 2006 annual meeting of stockholders in Part III, items 10-14.

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
     Because these forward-looking statements are subject to risks and uncertainties, our actual results may differ materially from those expressed or implied by these statements. (See “Item 1A. Risk Factors”.)You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of our common stock may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict.
     We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.
Item 1. Business.
General
     We are Harrington West Financial Group, Inc., a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Scottsdale, Arizona. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, located in central California and Scottsdale, Arizona, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its fifteen full-service offices. At December 31, 2005, we had consolidated total assets of $1.1 billion, total deposits of $669.1 million and stockholders’ equity of $59.6 million.
     We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank operates eleven offices on the central coast of California, two offices in the Kansas City metropolitan area under the Harrington Bank brand name, and two banking offices in the Phoenix/Scottsdale, Arizona metropolitan area, since we opened our second office in the Scottsdale Airpark in late March 2005. In 2006, we will open our third Harrington Bank office in Johnson County, Kansas in the Kansas City metro and a Los Padres banking office in Surprise, Arizona in approximately the first quarter 2007. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.
     On February 2, 2005, Los Padres Bank entered into an agreement with Western Financial Bank for the purchase and assumption of their office in Thousand Oaks, California. In the purchase agreement, Los Padres Bank purchased $42.9 million in deposits and their associated overdraft protection accounts or lines of credit, all furniture and fixtures and renegotiated the lease for the building. The transaction was completed in May 2005.
     Los Padres Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate commercial real estate, commercial business, single-family and multi-family residential and consumer loans. We also generate fee income from the brokering of mortgage loans, deposit services, early prepayments of some loans, and loan originations. We maintain a portfolio of highly liquid mortgage-backed and related securities as a means of managing our excess liquidity and enhancing our profitability. We utilize various interest rate contracts as a means of managing our interest rate risk. We also operate Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients on a fee basis, by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded funds.
Lending Activities
     General. At December 31, 2005, Los Padres Bank’s net loan portfolio totaled $672.9 million, representing approximately 59.0% of our $1.1 billion of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate loans. While we continue to emphasize single-family residential loan products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, consumer loans, construction and land acquisition and commercial and industrial loans. We also offer multi-family residential loans.

     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)
Real estate loans:
Single-family	$115,925	17.0%	$100,485	16.6%	$93,725	17.9%	$116,714	25.8%	$156,150	34.5%
Multi-family	80,855	11.9	84,937	14.0	82,090	15.7	71,856	15.9	69,584	15.4
Commercial	253,208	37.2	260,759	43.1	234,606	44.8	183,264	40.5	156,431	34.5
Construction (1)	70,883	10.4	34,981	5.8	30,835	5.9	19,666	4.4	20,235	4.5
Land acquisition and development	36,085	5.3	27,460	4.5	8,312	1.6	14,948	3.3	7,889	1.7
Commercial and industrial loans	96,566	14.2	72,240	11.9	56,942	10.8	27,676	6.1	30,838	6.8
Consumer loans	26,653	3.9	23,757	3.9	16,613	3.1	17,565	3.9	11,107	2.5
Other loans (2)	1,271	0.1	1,044	0.2	1,035	0.2	503	0.1	539	0.1

Total loans receivable	681,446	100.0%	605,663	100.0%	524,158	100.0%	452,192	100.0%	452,773	100.0%

Less:
Allowance for loan losses	(5,661)		(5,228)		(4,587)		(3,797)		(3,736)
Net deferred loan fees	(2,498)		(1,730)		(1,394)		(1,332)		(1,102)
Net (discounts) premiums	(397)		(263)		319		987		1,774

	(8,556)		(7,221)		(5,662)		(4,142)		(3,064)

Loans receivable, net	$672,890		$598,442		$518,496		$448,050		$449,709

(1)	Includes loans secured by residential and commercial properties. At December 31, 2005, we had $50.6 million of construction loans secured by residential properties,$3.7 million of land and development and $16.6 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in our loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Due 1-5	Due 5 or more years
	Due 1 year	years after	after
	or less	December 31, 2005	December 31, 2005	Total
	(In Thousands)
Real estate loans:
Single-family residential	$1,900	$8,422	$105,603	$115,925
Multi-family residential	2,845	16,723	61,287	80,855
Commercial	14,070	122,024	117,114	253,208
Construction (1)	26,530	16,170	28,183	70,883
Land acquisition and development	17,511	14,864	3,710	36,085
Commercial and industrial loans	47,885	41,853	6,828	96,566
Consumer loans	17	775	25,861	26,653
Other loans (2)	1,271	—	—	1,271

Total	$112,029	$220,831	$348,586	$681,446

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
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

     The following table sets forth the dollar amount of total loans due after one year from December 31, 2005, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		adjustable-
	Fixed rate	rate	Total
	(In Thousands)
Real estate loans:
Single-family residential	$57,720	$56,306	$114,026
Multi-family residential	49,858	28,152	78,010
Commercial	147,709	91,429	239,138
Construction (1)	9,470	34,883	44,353
Land acquisition and development	1,003	17,571	18,574
Commercial and industrial loans	27,166	21,514	48,680
Consumer loans(2)	305	26,331	26,636

Total	$293,231	$276,186	$569,417

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer lines of credit loans.
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
     A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2005, Los Padres Bank’s regulatory limit on loans-to-one borrower was $12.4 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $12.2 million, $11.8 million, $11.7 million, $11.7 million, and $11.6 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single-family homes. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2005.
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
     As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, we estimate that at December 31, 2005, the majority of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California central coast, the Kansas City metropolitan area, and the Phoenix/Scottsdale metropolitan area.
     Single-Family Residential Real Estate Loans. Los Padres Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation, which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher spread earning loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2005 and 2004, Los Padres Bank brokered $39.0 million and $36.5 million, respectively, of such single-family residential loans on behalf of third parties.
     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2005, Los Padres Bank had $115.9 million of single-family residential loans in its portfolio, which amounted to 17.0% of total loans receivable as of such date. At December 31, 2005, total loans due after one year had $57.7 million or 50.6% of Los Padres Bank’s single-family residential loans with fixed interest rates and $56.3 million or 49.4% with interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.
     Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2005, Los Padres Bank had an aggregate of $80.9 million and $253.2 million invested in multi-family residential and commercial real estate loans, respectively, or 11.9% and 37.2% of total loans receivable, respectively.
     Los Padres Bank’s multi-family residential loans are secured by multi-family properties of five units or more, while Los Padres Bank’s commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in Los Padres Bank’s primary market areas. Los Padres Bank typically originates commercial real estate loans for terms of up to 20 years based upon a 30-year loan amortization period and multi-family residential loans for terms of up to 20 years based upon up to a 30-year amortization schedule. Los Padres Bank will originate these loans on both a fixed-rate or adjustable-rate basis, with the latter adjusting on a periodic basis of up to one year based on the London Interbank Offered Rate (“LIBOR”), the one-year U.S. Treasury index of constant comparable maturities, a designated prime rate, or the 11th District Cost of Funds Index. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 75%. As part of the criteria for underwriting commercial real estate loans, Los Padres Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.3:1 or more. It is also Los Padres Bank’s general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.
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
     Construction Loans. Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2005, Los Padres Bank’s construction loans amounted to $70.9 million or 10.4% of total loans receivable, $50.6 million of which were for the construction of residential properties, $3.7 million of which were for land acquisition and the development of residential properties, and $16.6 million of which were for the construction of commercial properties.
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
     Construction lending and acquisition and development lending are generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on construction loans and acquisition and development loans is dependent largely upon the accuracy of the initial appraisal of the property’s projected value at completion of construction as well as the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate or the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full payment. Los Padres Bank attempts to minimize the foregoing risks primarily by limiting its construction lending to experienced developers and by limiting the total amount of loans to builders for speculative construction projects. It is also Los Padres Bank’s general policy to obtain regular financial statements and tax returns from builders so that it can monitor their financial strength and ability to repay.
     Land acquisition and development. Los Padres Bank has increased its loans for land acquisition and development from $27.5 million at December 31, 2004 to $36.1 million at December 31, 2005. The increase is caused by the expansion of our products to meet our customer needs. Land acquisition and development loans are typically issued with short terms, bearing adjustable-rates of interest based on a designated prime rate or LIBOR and are generally made with loan-to-value ratios of 70% or less.
     Commercial and Industrial Loans. Los Padres Bank is placing increased emphasis on the origination of commercial business loans because of the higher risk-adjusted spreads generally associated with these types of loans. During the year ended December 31, 2005, Los Padres Bank originated $149.7 million in loan commitments of commercial and industrial loans, as compared to $108.5 million and $78.3 million as of December 31, 2004 and 2003, respectively. At December 31, 2005, Los Padres Bank’s commercial and industrial loans amounted to $96.6 million or 14.2% of total loans receivable.
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
     Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, vehicle loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2005, $27.9 million or 4.1% of Los Padres Bank’s total loans receivable consisted of consumer loans.
     Home equity lines of credit are originated by Los Padres Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 15 years and carry interest rates that adjust monthly in accordance with a designated prime rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2005, home equity lines of credit and home improvement loans totaled $26.3 million or 94.3% of Los Padres Bank’s total consumer loan portfolio and an aggregate of $44.4 million were committed and un-drawn under these loans and lines of credit.
     Los Padres Bank currently offers loans secured by deposit accounts, which amounted to $370,000 or 1.3% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2005. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.
     At December 31, 2005, vehicle loans, secured and unsecured personal line of credit loans amounted to $530,000 or 1.9% of Los Padres Bank’s total consumer and other loan portfolio.
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
Asset Quality
     General. Los Padres Bank’s Internal Asset Review Committee and the Internal Asset Oversight Committee, consisting of Los Padres Bank’s senior executive officers and certain members of the Board of Directors, monitors the credit quality of Los Padres Bank’s assets, reviews classified and other identified loans and determines the proper level of reserves to allocate against Los Padres Bank’s loan portfolio, in each case subject to guidelines approved by Los Padres Bank’s board of directors.
     Loan Delinquencies. When a borrower fails to make a required payment on a loan, Los Padres Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the sixteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 16 days, the loan and payment history is reviewed and efforts are made to collect the payment. While Los Padres Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 45 days delinquent, Los Padres Bank will institute foreclosure by issuing a Notice of Intent to Foreclose or other proceedings, as necessary, to minimize any potential loss. After 75 days and the loan is not brought current or no workout agreement has been initiated, a Notice of Default is recorded.
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

     Non-performing loans are defined as non-accrual loans 90 days past due. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Troubled debt restructurings are defined as loans which Los Padres Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
		(Dollars in Thousands)
Non-accruing loans:
Single-family residential	$—	$—	$—	$218	$56

Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	348
Land acquisition and development	—	—	—	—	—
Commercial and industrial	—	95	8	—	93
Consumer and other	—	—	4	—	—

Total non-accruing loans	—	95	12	218	497

Total non-performing loans	—	95	12	218	497

Troubled debt restructurings	—	—	—	—	—

Real estate owned, net of reserves	—	—	—	—	—

Total non-performing assets and troubled debt restructurings	$—	$95	$12	$218	$497

Total non-performing loans and troubled debt restructurings as a percentage of total loans	0.00%	0.02%	0.00%	0.05%	0.11%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.00%	0.01%	0.00%	0.03%	0.07%

     At December 31, 2005, we had no non-performing loans representing a decrease of $95,000 from December 31, 2004. At December 31, 2005, 2004 and 2003, we had zero, one and two non-performing loans, respectively. At December 31, 2005, we had no real estate owned or troubled debt restructurings.
     The interest income that would have been recorded during the years ended December 31, 2005, 2004 and 2003 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $0, $52,269 and $46,437, respectively. The interest income that was recorded during the years ended December 31, 2005, 2004 and 2003 with respect to Los Padres Bank’s non-accruing loans was $0, $3,000 and $3,000, respectively.
     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets that do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2005, Los Padres Bank had $6.9 million of classified loans, $6.3 million of which was classified as substandard and $717 thousand were classified as doubtful or loss. As of December 31, 2005, Los Padres Bank had $8.2 million of loans that were designated special mention. Our classified and special mention loans, in addition to the non-performing loans discussed above, are the extent of the loans in our portfolio that give us some repayment concern at this time.
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
     Allocated allowance for specifically identified problem loans. A specific reserve is established for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.
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
     The formula allowance is calculated by applying adjusted loss rates to these pools. Pool loss rates are established by examining historical charge-off data for groups of loans and adjusting them for a variety of qualitative factors deemed appropriate by management. The analysis of historical loss data in determining the initial loss rates is based on an average ten-year period. Where Los Padres Bank has no or nominal actual charge-off data for certain loan types, industry data and management’s judgment is utilized as representative starting loss rates.
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

     The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,
	2005	2004	2003
		(In Thousands)
Specific reserve	$—	$—	$50
Formula-non homogenous	5,053	4,477	3,974
Formula-homogenous	605	570	474
Unallocated	3	181	89

	$5,661	$5,228	$4,587

     At December 31, 2005, the formula allowance for non-homogeneous loan allowance increased by $576,000 from December 31, 2004, primarily due to an increase in total non-homogeneous loans and, to a lesser extent, a decrease in criticized loans related to non-homogeneous loans.
     The formula allowance for homogeneous loans increased by $35,000 for the year ended 2005 and increased by $96,000 for the year ended December 31, 2004, as a result of increasing single-family construction loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads.
     Specific reserves are established for impaired loans in accordance with SFAS No. 114. At December 31, 2005, we had $441,000 in specific reserves. In 2004, we reclassified the $50,000 in specific reserves to the general valuation allowance since the loan was no longer impaired as per SFAS No. 114. In 2003, the balance in specific reserves remained constant at $50,000 and related to one single-family loan.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated

	At and For the Year Ended
	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$5,228	$4,587	$3,797	$3,736	$3,150

Charge-offs:
Real estate loans
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	(330)	—
Consumer and other loans	(2)	(9)	—	—	(15)

Total charge-offs	(2)	(9)	—	(330)	(15)

Recoveries	—	—	—	—	—

Net charge-offs	(2)	(9)	—	(330)	(15)

Allowance for loan losses acquired in connection with branch purchase (1)	—	—	—	—	600

Provision (credit) for losses on loans	435	650	790	391	1

Balance at end of period	$5,661	$5,228	$4,587	$3,797	$3,736

Allowance for loan losses as a percent of total net loans outstanding at the end of the period	0.84%	0.87%	0.88%	0.83%	0.83%

Ratio of net charge-offs to average loans outstanding during the period	—%	—%	—%	0.07%	—%

(1)	In November 2001, we acquired from Harrington Bank, FSB the Shawnee Mission, Kansas branch, along with related loans and deposits.

     The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
					(Dollars in Thousands)
Real estate loans:
Single-family residential	$265	17.0%	$265	16.6%	$308	17.9%	$390	25.8%	$509	34.5%
Multi-family residential	422	11.9	554	14.0	416	15.7	344	15.9	437	15.4
Commercial	1,115	37.2	1,072	43.1	1,400	44.8	773	40.5	693	34.4
Construction	300	10.4	564	5.8	419	5.9	546	4.4	612	4.6
Land acquisition and development	272	5.3	211	4.5	123	1.6	215	3.3	79	1.7
Commercial and industrial loans	2,944	14.2	2,076	11.9	1,616	10.8	1,253	6.1	1,172	6.8
Consumer and other loans	340	3.9	305	4.1	216	3.1	149	3.9	63	2.6
Unallocated reserve	3	.1	181	—	89	.2	127	.1	171	—

Total	$5,661	100%	$5,228	100%	$4,587	100%	$3,797	100%	$3,736	100.0%

Investment Activities
     General. Our securities portfolio is managed under the direction of our Chief Executive Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments which are reviewed and approved by Los Padres Bank’s board of directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”). In addition, Los Padres Bank has entered into an agreement with Smith Breeden Associates, Inc. (“Smith Breeden”) whereby Smith Breeden has been appointed as investment advisor with respect to the management of Los Padres Bank’s securities portfolio. With the assistance of Smith Breeden, Los Padres Bank’s Chief Executive Officer, in his role as Chief Investment Officer, has the primary responsibility for managing the investment portfolio in accordance with the policy. The Chief Investment Officer’s responsibilities include informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Designated officers of Los Padres Bank are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. The Chief Executive Officer, the President, the Principal Accounting Officer or the Director of Financial Reporting of Los Padres Bank has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the Board of Directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.
     We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency securities, government sponsored enterprises, asset-backed securities, corporate securities and, to a much lesser extent, equity securities. In selecting securities for our portfolio, we employ option-adjusted pricing analysis with the assistance of Smith Breeden in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the duration-matched funding cost, the costs of the options embedded in the investment’s cash flow (such as a borrower’s ability to prepay a mortgage) and servicing costs. The objective of our investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.
     We manage our securities portfolio in order to enhance net interest income and net market value on a risk-adjusted basis and deploy excess capital until we can reinvest such assets into loans or other community banking assets. As a result, we monitor the net risk-adjusted spread of our investments and compare them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), we may sell individual securities prior to their maturity and reinvest the proceeds into new investments, which generally carry wider risk-adjusted spreads. We utilize various interest rate contracts such as interest rate swaps, caps, floors, options and futures in order to mitigate our interest rate exposure in our securities portfolio, which allows us to respond to changing prepayment rates on our mortgage-backed and related securities. The investment portfolio, although hedged for interest rate risk, is still susceptible to adverse changes in the spreads between the yields on mortgage-backed and related securities and the related Treasury and LIBOR based hedges. Substantially all of our securities are classified as available for sale securities and, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are reported at fair value with unrealized gains and losses included in stockholders’ equity.

     Mortgage-Backed and Related Securities. At December 31, 2005, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $344.0 million or 88.6% of our securities portfolio and 30.2% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.
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
     Mortgage-backed securities typically are issued with stated principal amounts, and are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the terms of the underlying mortgages.
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
     Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk. Unlike most fixed-income securities, however, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility, with respect to mortgage-backed and related securities, than is the case with non-callable fixed income securities. Furthermore, mortgage-backed securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile. Nevertheless, we attempt to guard against both interest rate and prepayment risk. No assurance can be made, however, that these instruments will be effective.
     Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, these securities generally increase the quality of our assets by virtue of the securities’

underlying insurance or guarantees or collateral support. These securities also require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations. At December 31, 2005, $282.7 million or 73.0% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps). In addition, as a result of our maintaining a substantial portion of our assets in mortgage-backed and related securities, we have been able to maintain a relatively low level of operating expenses.
     At December 31, 2005, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the contractual life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At December 31, 2005, of the $387.4 million of the available for sale and held to maturity mortgage-backed and mortgage related securities held by us, an aggregate of $120.0 million was secured by fixed-rate mortgage loans and an aggregate of $267.4 million was secured by adjustable-rate mortgage loans.
     We also invest in investment grade commercial mortgage backed securities (“CMBS”), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single-family mortgage securities. At December 31, 2005, we held $40.2 million of commercial mortgage-backed securities.
     Corporate Debt Securities. We plan, from time to time, to invest in corporate investment grade notes and bonds that are general obligations of the issuing company or backed by specific equipment or other collateral of the issuing company. These securities are rated by the major rating agencies based on the financial strength of the issuing company, priority in the debt structure of the company, and the underlying security, if any. We sold $1.7 million of corporate debt securities in September 2005. At December 31, 2005, we held no corporate debt securities.
     Trading Account Assets and Other Securities. At December 31, 2005, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities that had a carrying value of $323,000, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities) with a carrying value of $524,000.

     We also invest in total rate of return interest rate swaps in our trading portfolio that have a notional amount of $129.0 million and a carrying value of $128,000, in an effort to enhance our investment portfolio profits. As of December 31, 2005, we had CMBS total return swaps with an aggregate notional amount of $99.0 million that mature by the end of May 2006. With regard to the CMBS total return swaps, we receive the net spread between the yield on certain investment grade CMBS indexes, such as the Bank of America AAA CMBS Index, Bank of America AA CMBS Index or the Bank of America BBB CMBS Index and the duration matched LIBOR yield (less a spread) plus any market value changes due to the spread changing between the index and the duration matched LIBOR yield. We also receive the net spread between the yields on five referenced AA rated home equity, asset backed securities and one month LIBOR (less a spread) plus the market value change due to the spread changing between the referenced securities yield and one month LIBOR yields. For a 10 basis point change in spreads, the net market value of the total return swap portfolio would change by $615,000 at December 31, 2005. As spreads tighten, gains are realized, and as they widen, losses are realized. The purpose of these total return swaps is to create incremental income for Los Padres Bank.
     The interest income relating to our total returns swaps was $851,100, $1.1 million and $820,000 during the years ended December 31, 2005, 2004 and 2003, respectively. The approximate net market value of our total return swaps maintained as trading account assets was $128,000, $77,000 and $166,000 as of December 31, 2005, 2004 and 2003, respectively.

     The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2005			2004			2003
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized		Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Fair Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
Mortgage-backed securities –pass throughs

Due from one to five years	$1,674	$1,634	5.39%	$1,453	$1,463	5.71%	$—	$—	—%

Due from five to ten years	3,617	3,638	5.89	1,995	2,013	5.35	4,174	4,349	6.74

Due over ten years	119,862	117,568	4.15	110,917	110,226	3.65	125,592	126,025	4.68

Total mortgage backed securities - pass-throughs (1)	125,153	122,840	4.22	114,365	113,702	3.70	129,766	130,374	4.74

Collateralized mortgage obligations
Due over ten years	80,470	79,531	4.21	73,894	73,399	3.31	48,704	48,581	3.36

Total collateralized mortgage obligations	80,470	79,531	4.21	73,894	73,399	3.31	48,704	48,581	3.36

Commercial mortgage-backed securities
Due from one to five years	—	—	—	18,269	18,597	5.81	28,717	29,489	2.55
Due from five to ten years	—	—	—	—	—	—	—	—	—
Due over ten years	40,647	40,179	3.63	29,276	29,324	3.63	31,210	31,427	3.72

Total commercial mortgage-back securities	40,647	40,179	3.63	47,545	47,921	4.47	59,927	60,916	3.16

Asset-backed securities (underlying securities mortgages)
Due from five to ten years	—	—	—	—	—	—	5,913	4,961	2.87
Due over ten years	141,086	141,564	5.40	187,949	189,389	3.63	151,908	152,291	2.67

Total asset backed-securities	141,086	141,564	5.40	187,949	189,389	3.63	157,821	157,252	2.68

Asset-backed securities
Due from five to ten years	3,335	3,238	7.17	5,460	5,143	5.13

Total asset backed securities	3,335	3,238	7.17	5,460	5,143	5.13

Corporate debt securities
Due over ten years	—	—	—	1,569	1,652	15.88	1,489	1,568	15.88

Total corporate debt securities	—	—	—	1,569	1,652	15.88	1,489	1,568	15.88

Total	$390,691	$387,352	4.61	$430,782	$431,206	4.18	$397,707	$398,691	3.56

(1)	The fair value at December 31, 2005, consisted of $34.0 million of Fannie Mae participation certificates, $18.6 million of Freddie Mac participation certificates and $70.2 million of Ginnie Mae participation certificates. At December 31, 2004, the portfolio consisted of $16.6 million of Fannie Mae participation certificates, $22.5 million of Freddie Mac participation certificates and $74.6 million of Ginnie Mae participation certificates. At December 31, 2003, the portfolio consisted of $26.4 million of Fannie Mae participation certificates, $10.2 million of Freddie Mac participation certificates and $93.8 million of Ginnie Mae participation certificates.

The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities:
Due from five to ten years	$77	$80	7.55%	$90	$96	7.56%
Due over ten years	3	4	7.48	3	3	7.48	$222	$240	6.99%

Total mortgage-backed securities (1)	80	84	7.54	93	99	7.55	222	240	6.99

Total securities classified as held to maturity	$80	$84	7.54	$93	$99	7.55	$222	$240	6.99

(1)	The fair value at December 31, 2005, 2004, and 2003 consisted of $84,000, $99,000 and $240,000, respectively of Fannie Mae participation certificates.

     The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized		Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Fair Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$324	$323	4.32%	$383	$388	3.91%	$1,447	$1,495	5.90%

Mutual funds	522	524	—	560	581	—	441	450	—

Other securities (1)	—	128	—	—	77	—	—	166	—

Total trading account assets	$846	$975	1.65	$943	$1,046	1.59	$1,888	$2,111	4.52

(1)	The balance at December 31, 2005, 2004 and 2003 consisted of total return swaps, which we use to enhance our returns, and interest rate contracts, which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 .

     The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or For the Years
	Ended December 31,
	2005	2004	2003
	(In Thousands)
Beginning balance	$431,305	$398,931	$326,997

Mortgage—backed securities pass-throughs purchased— available for sale	48,663	43,238	45,611
Collateralized mortgage obligations purchased— available for sale	27,180	47,165	55,077
Commercial mortgage-backed securities purchased — available for sale	—	62	9,561
Asset-backed securities purchased— available for sale	31,838	64,064	144,674
Corporate debt securities purchased— available for sale	—	—	604

Total securities purchased	107,681	154,529	255,527

Less:
Sale and principal payments of mortgage-backed securities, pass throughs — available for sale	(36,694)	(56,943)	(76,148)
Sale and principal payments of collateralized mortgage obligations — available for sale	(20,523)	(22,073)	(76,492)
Sale and principal payments of commercial mortgage-backed securities — available for sale	(5,619)	(10,982)	(13,662)
Sale and principal payments of asset-backed securities — available for sale	(81,651)	(29,797)	(10,814)
Principal payments of mortgage-backed securities, pass throughs — held to maturity	(13)	(129)	(133)
Sale and principal payments of corporate bonds, available for sale	(1,778)	—	—

Total securities sold	(146,278)	(119,924)	(177,249)

Proceeds from maturities of securities	—	—	(2,000)
Change in net unrealized gain (loss) on securities available for sale and held to maturity	(2,832)	353	(286)
Amortization of (premium)/discount	(2,440)	(2,584)	(4,058)

Ending balance	$387,436	$431,305	$398,931

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
     Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank opened a new location in the Scottsdale Airpark in early 2005, purchased a banking office and acquired the related deposits in Thousand Oaks, California in May 2005, plans to open it’s third banking office in the Kansas City metro area in the third quarter of 2006, and an office in Surprise, Arizona in early 2007. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services, and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising.
     The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2005.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$54,952
Over three through six months	79,313
Over six through twelve months	95,532
Over twelve months	14,671

Total	$244,468

     The following table sets forth the activity in Los Padres Bank’s deposits during the period indicated.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Beginning balance	$598,182	$570,697	$525,271
Net increase (decrease) before interest credited	13,862	18,121	36,362
Interest credited	14,294	9,383	9,387
Deposit acquisitions	42,870
Amortization of purchase accounting premium	(63)	(19)	(323)

Net increase (decrease) in deposits	70,963	27,485	45,426

Ending balance	669,145	598,182	570,697

     The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,
	2005	2004	2003
	(In Thousands)
0.00% to 2.99%	$65,041	$366,685	$334,873
3.00% to 3.99%	301,287	18,389	12,576
4.00% to 4.99%	109,300	29,983	27,541
5.00% to 5.99%	6,584	6,940	14,314
6.00% to 6.99%	—	1,158	4,027
7.00% and higher	—	887	1,137

Total	$482,212	$424,042	$394,468

     The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2005.

		Over Six
		Months	Over One	Over Two
	Six Months	Through One	Year Through	Years Through	Over Three
	and Less	Year	Two Years	Three Years	Years	Total
	(In Thousands)
0.00% to 2.99%	$56,536	$6,408	$1,872	$225	$—	$65,041
3.00% to 3.99%	172,890	113,028	6,604	4,651	4,114	301,287
4.00% to 4.99%	33,151	65,497	2,948	1,495	6,209	109,300
5.00% to 5.99%	1,428	1,167	3,838	—	151	6,584
6.00% to 6.99%	—	—	—	—	—	—
7.00% and higher	—	—	—	—	—	—

Total	$264,005	$186,100	$15,262	$6,371	$10,474	$482,212

     Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2005, we had five advances from the FHLB of San Francisco, which mature between January 2006 and June 2010. At December 31, 2005, we had total FHLB of San Francisco advances of $319.0 million at a weighted average coupon of 4.23%. Our borrowings from the FHLB of San Francisco are limited to 35% of Los Padres Bank’s total assets, or $399.1 million at December 2005 and $378.0 million at December 31, 2004.
     During 2004 and 2005, we obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral, which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements. At December 31, 2005, we had four repurchase agreements with Citigroup Financial Services totaling $59.0 million with a weighted average coupon of 2.98% and maturities ranging from April 2007 to July 2010. At December 31, 2004, we had five repurchase agreements with Citigroup Financial Services totaling $79.0 million with a weighted average coupon of 2.59% and maturities ranging from July 2005 to July 2010.
     We are parties to a credit agreement with Harris Trust and Savings Bank and US Bank, N.A. Under the credit agreement, we have a revolving credit facility that enables us to borrow up to $15.0 million for general corporate purposes from time to time with a maturity of September 30, 2007. As of December 31, 2005 and December 31, 2004, we had no outstanding borrowings under the credit agreement.
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

     The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. Management believes that as of December 31, 2005, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.
     On September 27, 2004, we completed a $10.3 million capital trust offering with a newly formed trust, Harrington West Capital Trust II, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 1.90% and will mature on October 7, 2034 and have a five-year call feature. We used a portion of the proceeds to downstream capital to Los Padres Bank for the continued expansion of its operations.
     On September 25, 2003, we completed a $15.5 million capital trust offering. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 2.85% and will mature on October 8, 2033 and have a five-year call feature. We used $11.3 million to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remaining proceeds were used to expand the Los Padres Bank operations in Overland Park, Kansas, Ventura, California and Scottsdale, Arizona.
     The following table sets forth certain information regarding our short-term borrowings that mature in one year or less at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$10,853	$20,749	$919
Maximum amount outstanding at any month-end during the period	22,298	21,245	1,157
Balance outstanding at end of period	13	20,689	728
Average interest rate during the period	1.49%	1.47%	.74%
Average interest rate at end of period	1.05%	1.48%	.63%

Short-term FHLB advances:
Average balance outstanding	$295,116	$263,898	$190,392
Maximum amount outstanding at any month-end during the period	339,050	298,000	242,500
Balance outstanding at end of period	300,000	297,000	242,500
Average interest rate during the period	3.26%	1.46%	1.22%
Average interest rate at end of period	4.03%	2.22%	.96%

Subsidiaries
     Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.
     In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, (“HWMC”) which provides trust and investment management services to individuals and small institutional clients for fee income. In November 2001, we purchased the remaining 51% interest in HWM. HWM performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2005, HWM administered approximately 394 accounts and had $143.1 million of assets under management that are not included on our balance sheet. For the years ended December 31, 2005, 2004 and 2003, HWM generated revenues of $726,000, $614,000, and $456,000, respectively. HWM is a wholly owned subsidiary of Los Padres Bank.
     On September 30, 2004, we decided to terminate our joint venture, Los Padres Mortgage Company, LLC (LPMC) with Resource Marketing, the holding company for RE/MAX Achievers. LPMC brokered residential and commercial mortgage loans for fee income. We terminated the LPMC joint venture as the penetration rates of RE/MAX Achievers’ clientele for mortgage loans were below the expected levels, and we could broaden loan originations on the Bank’s platform. The termination of the LPMC joint venture is also expected to provide economies by eliminating duplication of loan administration activities within LPMC and the Bank. The Bank retained selected LPMC loan origination staff and loan officers to continue its loan origination expansion in the Scottsdale, Arizona market.
     Valley Oaks Financial Corporation was formed as a wholly owned service corporation of Los Padres Bank in 1983 and serves as the title-holder with respect to the mortgages we originate.
     Harrington West Capital Trust I was formed as an unconsolidated subsidiary of Harrington West Financial Group in 2003 and was created in conjunction with the $15.5 million capital trust offering.
     Harrington West Capital Trust II was formed as an unconsolidated subsidiary of Harrington West Financial Group in 2004 and was created in conjunction with the $10.3 million capital trust offering.
Employees
     As of December 31, 2005, we had 186 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.
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
     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2005, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2005 at approximately $0.0132 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.
     Recently, Congress passed a bill that will merge the SAIF with the Bank Insurance Fund, the equivalent fund managed by the FDIC for banks. The newly merged fund will be referred to by the FDIC as the “Deposit Insurance Fund.” In addition, the bill will increase deposit insurance amounts for certain retirement accounts, and in future years will increase the current $100,000 insurance amount for deposit accounts by an inflation index. We do not anticipate that the new bill will change deposit insurance premiums paid by Los Padres Bank.
     Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.
     Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2005, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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
     OTS capital regulations also require savings associations to meet three capital standards:
•	tangible capital equal to at least 1.5% of total adjusted assets,

•	leverage capital (core capital) equal to 4% of total adjusted assets, and

•	risk-based capital equal to 8% of total risk-weighted assets.
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

     The following table reflects as of December 31, 2005, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

			Tier 1 Leverage
	Tangible Capital(1)		Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Actual regulatory capital	$76,933	6.78%	$76,933	6.78%	$82,594	10.69%
Minimum regulatory capital	17,010	1.50	45,361	4.00	61,784	8.00

Excess regulatory capital	$59,923	5.28%	$31,572	2.78%	$20,810	2.69%

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $76.9 million as of December 31, 2005.
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
     At December 31, 2005, Los Padres Bank’s loans-to-one-borrower limit was $12.4 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2005, Los Padres Bank’s largest single lending relationship had an outstanding balance of $12.2 million, and consisted of one loan secured by commercial real estate, which was performing in accordance with its terms.
     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2005, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
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
     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted in March 2005 for the year ended December 31, 2004, Los Padres Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.
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
     Los Padres Bank’s required investment in FHLB stock, based on December 31, 2005, financial data, was $15.0 million. At December 31, 2005, Los Padres Bank had $16.4 million of FHLB stock.
     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, Los Padres Bank was in compliance with these requirements.
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

Recent Legislation
     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Recently, Congress passed and the President signed a bill that extends portions of the Patriot Act.
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
     As a public reporting company, we are subject to the provisions of the SOA and related rules and regulations issued by the SEC and NASDAQ. Although we are not yet subject to compliance with section 404 of the SOA, we have taken steps to implement that section and incurred related expenses. To date, our compliance costs related to the SOA have not been material. However, it is anticipated that we will incur additional expense as a result of the SOA, and the implementation cost of compliance with section 404 may be material.
Regulation of Non-banking Affiliates
     Harrington Wealth Management Company is registered with the SEC as an investment advisor. Harrington Wealth Management Company is subject to various regulations and restrictions imposed by the SEC, as well as by various state authorities.
Item 1A. Risk Factors
     An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Form 10K. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Form 10-K is qualified in its entirety by these risk factors.
     If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.
Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.
     Our commercial real estate and multi-family residential loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. At December 31, 2005, commercial real estate loans totaled $253.2 million, or 37.2%, of our total loan portfolio while multi-family real estate loans totaled $80.9 million, or 11.9%, of our total loan portfolio. Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of such loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our commercial real estate and multi-family residential loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.
     Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2005, commercial and industrial loans totaled $96.6 million, or 14.2%, of our total loan portfolio. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
     Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. At December 31, 2005, construction loans totaled $70.9 million, or 10.4%, of our total loan portfolio while land acquisition and development loans totaled $36.1 million, or 5.3%, of our total loan portfolio. Construction and acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans and acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.
     Our consumer loans generally have a higher risk of default than our other loans. At December 31, 2005, consumer loans totaled $27.9 million, or 4.1%, of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb probable losses inherent in our loan portfolio.
     Like all financial institutions, every loan we make carries a certain risk that it will not be repaid in accordance with its terms or that any collateral securing it will not be sufficient to assure repayment. This risk is affected by, among other things:
•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.
     We maintain an allowance for loan losses which we believe is appropriate to provide for any probable losses inherent in our loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors which are discussed in more detail under “Item 1. Business – Asset Quality – Allowance for Loan Losses.”
     At December 31, 2005, our allowance for loan losses was $5.7 million. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe our loan loss allowance is adequate to absorb probable losses in our loan portfolio, we cannot predict these losses or whether our allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.
Our business is subject to economic and other general risks which may adversely impact our results of operations and financial condition.
     Changes in economic conditions, in particular an economic slowdown in the markets in which we operate, could hurt our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown in the markets in which we operate in California, Kansas or Arizona, could result in the following consequences, any of which could materially and adversely affect our business, financial condition, prospects and profitability:
•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or noninterest-bearing deposits may decrease; and

•	collateral, for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power.
     A downturn in the real estate market may adversely affect our business. As of December 31, 2005, approximately 83.8% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Approximately 68.1% of our real property collateral is located in California, approximately 17.4% is located in the Kansas City metropolitan area, and 14.5% is in the Arizona market. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. If there is a significant decline in real estate values, the collateral for our loans will provide less security. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and among other things, earthquakes and other national disasters particular to our market areas.
     We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, we could suffer a material and adverse effect on our business, financial condition, prospects and profitability.
     We may suffer losses in our loan portfolio despite our underwriting practices. We seek to mitigate the risks inherent in our loan portfolio by adhering to certain underwriting practices. These practices include analysis of prior credit histories, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves for losses in the allowance for loan losses.
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
     Like other financial institutions, our operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and securities and interest expense incurred on deposits and borrowings. Our net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and securities and limits on increases in the rates of interest charged on our loans. We expect that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

     We cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond our control:
•	inflation;

•	slow or stagnant economic growth or recession;

•	unemployment;

•	money supply and the monetary policies of the Federal Reserve Board;

•	international disorders; and

•	instability in domestic and foreign financial markets.
     We are vulnerable to an increase in interest rates because our interest-earning assets generally have longer maturities than our interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect our net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although we attempt to manage our interest rate risk, we cannot assure you that we can minimize our interest rate risk. Our net interest margin was 2.83% for the year ended December 31, 2005, compared to 2.96% for the year ended December 31, 2004, and 2.81% in the December 2005 quarter compared to 2.89% for the quarter ended December 2004. Over the last few quarters the net interest margin has stabilized near the 2.80% level.
Our investment portfolio includes securities and total rate of return swaps which are sensitive to interest rates and spread changes and which we may be required to sell at a loss to meet our liquidity needs.
     Our available for sale portfolio totaled $387.4 million at December 31, 2005. The unrealized gains or losses in our available for sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. The risk of us realizing a loss upon a sale in our available for sale portfolio is a function of our liquidity needs and market conditions at the time of sale. Failure to hold our securities until maturity or until market conditions are favorable for a sale could materially and adversely affect our business, financial condition, profitability and prospects.
We invest in interest rate contracts which can cause losses to us in excess of the value at which we carry these investments.
     We invest in interest rate contracts for the purpose of reducing interest rate risk and, to a much more limited extent, to enhance spread income through asset based interest rate swaps. These interest rate contracts may include interest rate swaps, caps and floors and exchange traded futures and options. At December 31, 2005, we had invested in interest rate swaps with an aggregate notional amount of $306 million. Although, we have utilized caps, floors and exchange traded futures and options in prior periods, as of December 31, 2005, we did not have any investments in such interest rate contracts. Interest rate contracts can cause losses to us which will be reflected in our statements of earnings, and the maximum potential loss reflected in our statements of earnings may exceed the value at which we carry these instruments. These losses result from changes in the market values of such interest rate contracts. At December 31, 2005, the approximate net market value of our interest rate contracts and total rate of return swaps was $159,682. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”
     Our interest rate contracts expose us to:
•	basis or spread risk, which is the risk of loss associated with variations in the spread between the interest rate contract and the hedged item;

•	credit risk, which is the risk of the insolvency or other inability of another party to the transaction to perform its obligations;

•	interest rate risk;

•	volatility risk, which is the risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated; and

•	liquidity risk.
     If we suffer losses on our interest rate contracts, our business, financial condition and prospects may be negatively affected, and our net income will decline.
We are subject to extensive regulation which could adversely affect our business.
     Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. If these or any other laws, rules or regulations are adopted in the future, they could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise materially and adversely affect our business, financial condition, prospects or profitability.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, due to our business strategy which has concentrated on growth and a shift in our lending focus to more commercial lending and the size and character of our available for sale and trading securities portfolio, we may be required to hold capital in excess of well capitalized levels as defined by the OTS. To the extent that Los Padres Bank fails to comply with required capital ratios, the OTS could take such failure to comply into consideration in connection with further requests to have Los Padres Bank pay dividends to us and in additional future branch applications. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment. See “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” and “Regulation – Los Padres Bank – Regulatory Capital Requirements and Prompt Corrective Action.”

     We anticipate that our existing capital resources will satisfy our capital requirements for the near term. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Our plan to expand the franchise with additional banking offices in California, Kansas and Arizona may not be successful, which would negatively affect our growth strategy and prospects, and profitability.
     We intend to open a banking office located in Surprise, Arizona, our third in the Phoenix metro area, in the first quarter of 2007 and a third banking office in the Kansas City metro area in mid 2006. Management estimates that it will take approximately 12 to 18 months for each of the new branches to be profitable. These estimates are based on our financial model which reflects various assumptions, and we cannot give assurance that we will achieve profitability when estimated or that losses will not be greater than anticipated. While our management has significant experience in the Kansas and Arizona markets, we cannot be sure that our expansion in that markets will meet our expectations. In addition, although we have hired experienced personnel who are familiar with the markets and although our senior management has extensive knowledge of the area, we may not be successful in these operations and we may not be able to compete successfully. If we are unsuccessful in expanding our business in Kansas and Arizona, our growth strategy, financial condition, prospects and profitability may be adversely affected.
We are dependent on key individuals and our ability to attract and retain banking professionals with significant experience in our local markets.
     We currently depend heavily on Craig J. Cerny, our Chief Executive Officer, William W. Phillips, Jr., our President, Mark Larrabee, our Region President of Kansas and Chief Commercial Lending Officer, Susan Weber, our Executive Vice President of Mortgage Lending, Vern Hansen, our Region President of Arizona, and Rick Harrison, our President of Harrington Wealth Management Company. We believe that the prolonged unavailability or the unexpected loss of the services of these individuals could have a material adverse effect upon us because attracting suitable replacements may involve significant time and/or expense. We do not have employment agreements with Mr. Cerny, Mr. Phillips or any of our other executive officers.
     In order to continue our expansion, we must attract and retain experienced banking professionals. The competition to hire experienced banking professionals is intense. If we are unable to attract qualified banking professionals, our expansion plans could be delayed or curtailed. If we are unable to retain our current banking professionals, our business, financial condition, prospects and profitability may be adversely affected.
We rely on the investment advice and research of an independent advisor, and the loss of services from that advisor could disrupt our business.
     Los Padres Bank has entered into an Investment and Interest Rate Advisory Agreement with Smith Breeden Associates, Inc., or Smith Breeden. Under the terms of the agreement, Smith Breeden provides us with investment advice and research related to Los Padres Bank’s portfolio of investments and its asset and liability management strategies. Los Padres Bank employs ‘option-adjusted pricing analysis’ with respect to the purchase and sale of mortgage-backed and related securities for its investment portfolio and relies on Smith Breeden with respect to this analysis as well as the execution of Los Padres Bank’s asset and liability management strategies. We believe that there are other investment advisors that could perform the services currently being provided by Smith Breeden; however, there can be no assurance that an alternative investment advisor could be retained on a timely basis if Los Padres Bank’s agreement with Smith Breeden was terminated or Smith Breeden was otherwise unable to perform its services to Los Padres Bank. In addition, Smith Breeden provides consulting and investment advice for a number of other financial institutions. Although Smith Breeden has adopted a policy in order to reduce potential conflicts of interest with respect to its financial institution consulting practice, no assurance can be made that a conflict of interest would not arise which conflict could adversely affect Los Padres Bank. Craig J. Cerny, our chief executive officer, and Stanley Kon, Director, still hold a minority equity interest in Smith Breeden.
We face strong competition from other financial institutions, financial service companies and other companies that offer banking services which can hurt our business.
     We conduct our banking operations primarily along the central coast of California, the Phoenix metro, and the Kansas City metro areas. Many competitors offer the banking services that we offer in our service area, and in the areas we intend to expand in. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Increased competition in our market areas may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors.
     Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition and prospects may otherwise be negatively affected.
We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our ability to service our Trust Preferred Securities, pay dividends, and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Los Padres Bank, and these distributions are subject to regulatory limits and other restrictions.
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. See “Regulation – Regulation of Los Padres Bank – Capital Distributions.” It is possible; depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could assert that payment of dividends or other payments is an unsafe or unsound practice. We are also subject to contractual restrictions on our ability to pay dividends under our revolving loan facility. See “Trading History and Dividend Policy.” In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Los Padres Bank would adversely affect our business, financial condition, results of operations and prospects.
Provisions in our certificate of incorporation and bylaws limit the authority of our stockholders, and therefore minority stockholders may not be able to significantly influence our governance or affairs.
     Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and restrictions, including the voting rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.
     Our Certificate of Incorporation and Bylaws also provide for limitations on the ability of stockholders to call special meetings and prohibit cumulative voting for directors. As a result, minority stockholder representation on the board of directors may be difficult to establish. These documents also establish advance notice requirement for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
     The provisions of our Certificate of Incorporation and Bylaws described above may, in certain circumstances, have the effect of delaying, deferring or preventing a change in control of us, may discourage bids for our common stock at a premium over the current market price of the common stock and could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
Office Locations
     The following table sets forth certain information with respect to our offices at December 31, 2005.

			Total Deposits at
	Leased/Owned	Date Office	December 31, 2005
	and	Opened or Purchase	(Dollars in
Office Location	Lease Expiration Date	Date	thousands)
Solvang Branch and Administrative Offices 610 Alamo Pintado Road Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years	June 1983	$106,763

Loan Center 1992 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years	March 1998	—

Pismo Branch 831 Oak Park Boulevard Pismo Beach, CA 93449	Lease expires on 2/9/08 with two options for five years each	May 1988	71,607

Atascadero Branch 7315 El Camino Real Atascadero, CA 93422	Lease expires on 4/30/06 with two options for five years each	May 1991	44,607

Santa Maria Branch 402 E. Main Street Santa Maria, CA 93454	Lease expires on 6/30/07 with three options for five years each	July 1992	58,891

Buellton Branch 234 E. Highway 246, Suite 109 Buellton, CA 93427	Lease expires on 11/2/07 with one option for five years	December 1997	20,548

Goleta Branch 197 North Fairview Goleta, CA 93117	Lease expires on 10/31/08 with three options for five years each	February 1999	73,317

San Luis Branch 1322 Madonna Road San Luis Obispo, CA 93405	Lease expires on 12/31/10 with one option for five years	January 2001	19,700

Nipomo Branch 542 W. Teft Road Nipomo, CA 93444	Lease expires on 12/31/10 with two options for five years each	July 2001	20,671

			Total Deposits at
	Leased/Owned	Date Office	December 31, 2005
	and	Opened or Purchase	(Dollars in
Office Location	Lease Expiration Date	Date	thousands)
Storage Area 1120 Mission Drive Solvang, CA 93463	Month-to-month Lease with no expiration date	June 1992	—

Human Resources, Compliance & Training Room Suite A-4 and A-5 1984 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years.	March 2000	—

Loan Origination Center Suite B-12 1988 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years	April 2002	—

Harrington Bank 6300 Nall Avenue Kansas City, KS 66208	Lease expires on 12/31/10 with four options for five years each	November 2001	63,842

Harrington Wealth Management Company 10150 Lantern Road, Suite 150 Fishers, IN 46038	Lease expires on 10/31/11	November 2001	—

Arizona — Scottsdale Branch 10555 North 114th Street, Suite 100 Scottsdale, AZ 85295	Lease expires on 9/30/12 with two options for five years each	November 2002	45,175

Ventura Branch 1171 S. Victoria Ave., Suite A Ventura, CA 93003	Lease expires on 6/30/08 with four options for five years each	May 2004	30,457

Thousand Oaks Branch 2920 Thousand Oaks Blvd, Suite A Thousand Oaks, CA 91360	Lease expires on 5/31/10 with three options for five years each.	June 1, 2005	32,732

Arizona – Northsight Branch 14100 N. Northsight Blvd. Scottsdale, AZ 85260	Owned	December 17, 2004	23,459

Total Deposits at
	Leased/Owned	Date Office	December 31, 2005
	and	Opened or Purchase	(Dollars in
Office Location	Lease Expiration Date	Date	thousands)
Ojai Branch 110 South Ventura Street Ojai, CA 93023	Owned	November 1997	42,067

Hanalei Bay Condo 5380 Honiki Road Princeville, Kauai	Owned	July 1994	—

Metcalf Branch 14300 Metcalf Overland Park, KS 66223	Owned	December 2003	15,309

Olathe Branch College & Pflumm Rds Olathe, KS 66215	Owned	November 2005	—

Surprise Branch Bell Road & 114th Ave. Surprise, AZ 85374	Owned	January 2006	—

$669,145

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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Information
     As of March 3, 2006, we had 5,418,843 shares of common stock outstanding and approximately 116 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.
     The following table sets forth the high and low sale prices of our common stock for each of the quarters of 2005 and 2004. Our common stock began trading on the NASDAQ National Market on November 6, 2002 under the stock symbol “HWFG.”

Quarter Ended	High	Low	Dividends
March 31, 2004	17.95	13.46	.08
June 30, 2004	17.65	16.26	.10
September 30, 2004	17.63	15.52	.10
December 31, 2004	19.63	17.10	.10
March 31, 2005	16.85	16.56	.11
June 30, 2005	15.46	15.27	.125
September 30, 2005	17.10	17.00	.125
December 31, 2005	16.70	16.59	.125
Dividends
     In the first quarter of 2005, we paid a quarterly dividend of $.11 and, in the second, third and fourth quarters of 2005, we paid a quarterly dividend of $0.125. In 2004, we paid a quarterly dividend of $.08 in the first quarter and a quarterly dividend of $0.10 in the second, third and fourth quarters. Also, on June 28, 2004 a special dividend of $0.50 was declared. In the first and second quarter of 2003, we declared a quarterly dividend of $0.032 per share. In the third quarter of 2003, we declared a dividend of $0.064 per share. In the fourth quarter of 2003, a quarterly dividend of $0.08 was declared.
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

     The ability to declare or pay dividends would also be restricted if we deferred quarterly interest payments due for the subordinated debt of $25.8 million. As of December 31, 2005, all interest payments due were paid in full in accordance with the capital trust securities agreements.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In May 2005, our board of directors authorized the repurchase of up to 200,000 shares of our common stock through open market or privately arranged sales. To date, no shares have been repurchased, however the authorization remains in place until May 2006.

Item 6. Selected Financial Data.
(Dollars in Thousands, Except Share and Per Share Data)
     The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2005. Financial information at or for each of the five years ended December 31, 2005 is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Condition Data:
Total assets	$1,140,187	$1,081,330	$974,799	$824,331	$670,323
Loans receivable, net	672,890	598,442	518,496	448,050	449,709
Securities available for sale	387,352	431,206	398,691	324,530	181,627
Securities held to maturity	80	93	222	2,368	2,617
Trading account assets	975	1,046	2,111	1,934	2,751
Deposits	669,145	598,182	570,697	525,271	520,858
Federal Home Loan Bank advances	319,000	316,000	262,500	235,000	96,403
Note payable	—	—	—	11,300	18,000
Securities sold under repurchase agreements	59,013	79,689	65,728	517	365
Other debt	25,774	25,774	15,464	—	—
Stockholders’ equity	59,574	52,660	48,076	42,472	30,144
Shares outstanding	5,384,843	5,278,934	5,206,109	5,193,509	4,025,171

Selected Income Statement Data:
Interest income	$62,056	$52,266	$46,434	$43,493	$41,168
Interest expense	31,898	22,718	20,308	21,921	25,817

Net interest income	30,158	29,548	26,126	21,572	15,351
Provision (credit) for loan losses	435	650	790	391	1

Net interest income after provision (credit) for loan losses	29,723	28,898	25,336	21,181	15,350
Other income:
Income (loss) from trading account assets	936	1,261	2,647	(31)	436
Gain (loss) on sale of loans	—	—	—	—	69
(Loss) on extinguishment of debt	—	(189)	(1,610)	—	—
Other gain (loss)	(15)	(57)	30	(350)	(139)
Banking fee income(1)	3,948	3,148	4,108	2,531	1,135
Other expenses:
Salaries and employee benefits	11,166	10,522	10,086	7,847	5,444
Premises and equipment	3,884	3,153	2,722	2,197	1,631
Other expenses(2)	6,026	5,741	5,041	4,713	3,242

Income before income taxes	13,516	13,645	12,662	8,574	6,534
Income taxes	5,180	5,436	5,249	3,529	2,732

Net income	$8,336	$8,209	$7,413	$5,045	$3,802

Common Stock Summary:
Diluted earnings per share	$1.48	$1.46	$1.36	$1.15	$0.93
Dividends per share	0.485	0.88	0.21	0.08	0.09
Stockholders’ equity per share	11.06	9.98	9.23	8.18	7.49
Diluted weighted average shares outstanding	5,620,556	5,603,680	5,455,002	4,370,021	4,076,262

Selected Operating Data(3):

Performance Ratios and Other Data:
Return on average assets	0.75%	0.80%	0.82%	0.68%	0.66%
Return on average equity	14.61	16.30	16.37	15.36	13.65
Equity to assets	5.14	4.87	4.93	5.15	4.50
Interest rate spread (4)	2.63	2.77	2.90	2.97	2.55
Net interest margin (4)	2.83	2.93	3.07	3.14	2.81
Average interest-earning assets to average interest-bearing liabilities	106.61	107.09	107.03	105.21	105.51
Total noninterest expenses to average total assets	1.86	1.88	2.04	1.97	1.79
Efficiency ratio(5)	61.80	59.38	59.04	61.22	62.58

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Asset Quality Ratios(6):
Non-performing assets and troubled debt restructurings to total assets	0.00	0.00	0.00	0.03	0.07
Non-performing loans and troubled debt restructurings to total loans	0.00	0.02	0.00	0.05	0.11
Allowance for loan losses to total loans	0.84	0.87	0.88	0.83	0.83
Net charge-offs to average loans outstanding	0.00	0.00	0.00	0.08	—

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	9.96	10.37	10.20	11.14	10.76
Total risk-based capital ratio	10.69	11.13	10.99	11.97	11.72
Tier 1 leverage capital ratio	6.78	6.68	6.08	6.11	6.27

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees and other miscellaneous noninterest income.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous noninterest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios are based on average daily balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses as a percentage of the aggregate of net interest income before provision for loan losses and noninterest income, excluding gains on sales of securities, deposits and loans.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.
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
     2005 marked HWFG’s tenth year of operations and was highlighted by a high degree of success in executing our strategy to grow our core banking franchise of loans, deposits and HWM fees, while we made further progress in identifying and acquiring new banking sites in our markets for future expansion.
     Since HWFG’s acquisition of Los Padres Bank almost 10 years ago, we have approximately increased our loans by 4 times, our deposits by 4 times and our earnings by 18 times. We have had a great deal of success over these 10 years and look forward to more positive results in the future.
     Since 1997, we have grown from 4 banking offices to 15 banking offices including the Thousand Oaks deposit acquisition and opening the Scottsdale Airpark office in mid 2005. We have 11 full service banking offices on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 2 banking offices in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 2 offices in Scottsdale, Arizona. We will open our third banking office in the Kansas City Metro area in the third quarter of 2006 and our third banking office in the Phoenix metro area in the first quarter of 2007. We are working on additional expansion opportunities in each market.
Product Line Diversification
     We have broadened our product lines over the last 6 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. 2004 saw the addition of the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products.
Modern Financial Skills
     We believe we have considerable expertise in investment and asset liability management from the CEO’s background in this field for over 20 years, during which he spent 13 years consulting on risk management practices with banking institutions and advising on billions of mortgage assets managed on a short duration basis. We attempt to control interest rate risk to a low level through the use of interest rate risk management tools, and we utilize excess capital in a low duration and high credit quality investment portfolio of largely mortgage related securities to enhance our earnings. Our goal is to produce a pre-tax return on these investments of 1.00% to 1.25% over the related funding sources. We believe our ability to price loans and investments on an option-adjusted spread basis and then manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions.

Control Banking Risks
     We seek to control banking risks. We have established a disciplined credit evaluation and underwriting environment that emphasizes the assessment of collateral support, cash flows, guarantor support, and stress testing. We manage operational risk through stringent policies, procedures, and controls and interest rate risk through our modern financial and hedging skills.
Performance Measurement
     We evaluate our performance based upon the primary measures of return on average equity, which we are trying to maintain in the mid-teens, earnings per share growth, and additional franchise value creation through the growth of deposits, loans and wealth management assets. We may forego some short term profits to invest in operating expenses for branch development in an effort to earn future profits.
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

The following pie charts illustrate the change in the loan mix to higher spread earning loan categories from December 31, 2000 to December 31, 2005. At December 31, 2000, lower margin, single-family loans were 50% of the loan portfolio compared to 17% at December 31, 2005. Commercial real estate loans are 37% of the loan portfolio as of December 31, 2005 versus 27% of the loan portfolio in December 31, 2000. Commercial and industrial loans have increased to 14% of our loan portfolio as of December 31, 2005 from just 1% in December 31, 2000.

2.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to less time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers. As such, we have increased these accounts from 16% to 28% of deposits from December 31, 2000 to December 31, 2005.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

     The following chart shows the comparison of banking fee income sources for 2005, 2004 and 2003.

	(Dollars in thousands)
	Year Ended December 31,
			%			%
Banking Fee Type	2005	2004	Change	2004	2003	Change
Mortgage Brokerage Fees and Prepayment Penalties	$1,077	$1,290	(16.5%)	$1,290	$2,566	(49.7%)

Other Loan Fees	233	226	3.1%	226	223	1.3%

Deposit, Other Retail Banking Fee & Other Income	1,293	1022	26.5%	1022	863	18.0%

Harrington Wealth Management Fees	724	610	18.7%	610	456	34.6%

BOLI	621	—	—	—	—	—

Total	$3,948	$3,148	25.4%	$3,148	$4,108	(23.4%)

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
4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% to 1.25% per annum. With our skills in investment and risk management, we utilize excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2005, the investment portfolio’s performance has exceeded our goals and has contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. In 2005, the portfolio achieved a 50 basis points total return to one month LIBOR due to the widening of spreads in the period. The total excess return of the investment portfolio (the total return over one month LIBOR) over the last five years has achieved a 2.57% total return spread to one month LIBOR and a 1.54% spread since the portfolio was established in April of 1996.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process. As such, non-performing asset levels have been low with corresponding low loan charge-offs.
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
     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2005, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.
     Allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) a formula allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances.

     Trading and Investment Portfolio. Substantially all of our securities are classified as available for sale securities and, pursuant to SFAS No. 115, are reported at fair value with unrealized gains and losses included in stockholders’ equity. We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agencies or government sponsored enterprise securities, and to a much lesser extent, equity securities. The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage backed security indexes relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets, pursuant to SFAS No. 115.
     Hedging Activity. SFAS No.133, Accounting for Derivative Instruments and Hedging Activities was implemented on January 1, 2001. SFAS No. 133 requires an entity to recognize all interest rate contracts that meet the definition of a derivative, as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that, at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately.
Results of Operations
     Summary of Earnings. We reported net income for the year ended December 31, 2005 of $8.3 million, compared to $8.2 million and $7.4 million for the years ended December 31, 2004 and 2003. Our net income improved by $127 thousand or 1.55% during 2005 as compared to 2004 and $796,000 or 10.7% in 2004 as compared to 2003. On a diluted earnings per share basis, we earned $1.48, $1.46, and $1.36 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company’s earnings performance continues to be driven by growth in net interest income from relatively stable margins and loan and investment portfolio growth, banking fee income, trading profits from our investment activities, and operating expense control relative to our planned expansion of banking offices.
     Net Interest Income. Net interest income is determined by (i) our interest rate margin, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities.
     Net interest income increased by $825 thousand or 2.9% to $29.7 million during the year ended December 31, 2005 over 2004. The increase in net interest income is partly due to a $63.2 million or 6.3% increase in the average balance of interest-earning assets, while the interest rate margin decreased slightly by 10 basis points to 2.83% for 2005 from 2.93% for 2004. The decline in net interest margin reflects the slight lag in the repricing of floating rate borrowings and floating rate loans and hedges and the prepayment of higher rate loans. We believe our hedging activities will result in our maintaining relatively stable margins over time (refer to the Asset and Liability Management section of this discussion for a detailed discussion of what our strategies are for hedging of interest rate exposure and why we believe that our management of interest rate fluctuations give us a competitive advantage over other financial institutions).
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

	Year Ended December 31,
	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$636,490	$43,269	6.80%	$561,665	$36,166	6.44%	$490,174	$33,147	6.76%
Securities and trading account assets(2)	408,753	17,914	4.38	419,716	15,439	3.68	331,437	12,517	3.78
FHLB stock	16,237	709	4.37	14,197	573	4.04	12,969	579	4.46
Cash and cash equivalents(3)	9,602	164	1.71	12,318	88	0.71	16,756	191	1.14

Total interest-earning assets	1,071,082	62,056	5.79	1,007,896	52,266	5.18	851,336	46,434	5.45

Noninterest-earning assets	38,813			24,570			22,263

Total assets	$1,109,895			$1,032,466			$873,599

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$119,742	1,945	1.62	$120,353	1,154	0.96	$128,478	1,392	1.08
Passbook accounts and certificates of deposit	475,374	13,723	2.89	442,679	9,475	2.14	385,314	8,985	2.33

Total
deposits	595,116	15,668	2.63	563,032	10,629	1.89	513,792	10,377	2.02
FHLB advances(4)	314,066	12,732	4.05	284,977	9,285	3.26	233,320	8,496	3.64
Reverse repurchase agreements	69,720	1,928	2.77	75,541	1,981	2.62	35,468	932	2.63
Other borrowings(5)	25,774	1,570	6.09	17,623	823	4.67	12,856	503	3.91

Total interest-bearing liabilities	1,004,676	31,898	3.16	941,173	22,718	2.41	795,436	20,308	2.55

Noninterest-bearing deposits	41,579			31,563			21,551
Noninterest-bearing liabilities	6,564			9,358			11,338

Total liabilities	1,052,819			982,094			828,325
Stockholders’ equity	57,076			50,372			45,274

Total liabilities and stockholders’ equity	$1,109,895			$1,032,466			$873,599

Net interest-earning assets (liabilities)	$66,406			$66,723			$55,900

Net interest income/interest rate spread		$30,158	2.63		$29,548	2.77		$26,126	2.90

Net interest margin			2.83			2.93			3.07
Ratio of average interest-earnings assets to average interest-bearing liabilities			106.61			107.09			107.03

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(5)	Consists of a note payable under a revolving line of credit and the subordinated debt.

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

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Compared to Year Ended December 31, 2004				Compared to Year Ended December 31, 2003
	Increase (decrease) due to				Increase (decrease) due to
				Total Net				Total Net
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	$2,022	$4,819	$262	$7,103	$(1,584)	$4,834	$(231)	$3,019
Securities and trading account Assets (1)	2,938	(403)	(60)	2,475	(325)	3,334	(87)	2,922
FHLB stock	47	82	7	136	(56)	55	(5)	(6)
Cash and cash equivalents (2)	123	(19)	(28)	76	(71)	(51)	19	(103)

Total net change in income on interest-earning assets	5,130	4,479	181	9,790	(2,036)	8,172	(304)	5,832

Interest-bearing liabilities:
Deposits
NOW and money market accounts	794	(6)	3	791	(160)	(88)	10	(238)
Passbook accounts and certificates of deposit	3,320	700	228	4,248	(738)	1,338	(110)	490

Total deposits	4,114	694	231	5,039	(898)	1,250	(100)	252
FHLB advances (3)	2,251	948	248	3,447	(894)	1,881	(198)	789
Reverse repurchase agreements	113	(150)	(16)	(53)	(2)	1,053	(2)	1,049
Other borrowings (4)	250	374	123	747	97	187	36	320

Total net change in expense on interest-bearing liabilities	6,728	1,866	586	9,180	(1,697)	4,371	(264)	2,410

Change in net interest income	$(1,598)	$2,613	$(405)	$610	$(339)	$3,801	$(40)	$3,422

(1)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(4)	Consists of a note payable under a revolving line of credit and the subordinated debt.

     Interest Income. Total interest income increased by $9.8 million or 18.7% for 2005 over 2004 from $52.3 million to $62.1 million. Interest income increased during the current year due to the re-pricing of adjustable rate loans and securities, and an increase in the volume of loans. Total interest income increased by $5.8 million or 12.6% for 2004 over 2003 from $46.4 million to $52.3 million. The Federal Reserve Board maintained a low federal funds rate during 2003, and since a substantial portion of our earning assets reprice with the general level of interest rates, our average yield on earning assets declined commensurate with the increases in federal fund rates.
     Interest Expense. Total interest expense increased by $9.2 million or 40.4% during the year ended December 31, 2005 over 2004, from $22.7 million to $31.9 million. During 2005, the cost of floating rate borrowings and deposits increased with general market rates. Also, our average interest-bearing liabilities increased by $63.5 million or 6.7%, due primarily to the increase in borrowings to support our growth and the growth in deposits in new offices in Ventura, California and Overland Park, Kansas.
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
     Provision for Loan Losses. We established provisions for loan losses of $435,000, $650,000, and $790,000 during the years ended December 31, 2005, 2004, and 2003, respectively. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. For more detailed information regarding the methodology used to maintain the allowance for loan losses, refer to the Asset Quality section in Item 1 – Business.
     Other Income. Total other income has fluctuated over the periods presented, due to our management of our securities portfolio, which is intended to enhance both net interest income as well as creating net gains on securities and hedges by capitalizing on changes in option-adjusted spreads. Other income includes net gains and losses from our trading activities, extinguishment of debt and other gains and losses plus banking fee income.

     The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Income (loss) from trading account assets	$936	$1,261	$2,647
(Loss) on extinguishment of debt	—	(189)	(1,610)
Other gain (loss)	(15)	(57)	30
Banking fee income (1)	3,948	3,148	4,108

Total other income	$4,869	$4,163	$5,175

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, and other miscellaneous fees.
     Banking fee income was $3.9 million in 2005 and improved markedly from the $3.1 million recorded in 2004. For the December 2005 quarter, banking fee income was $957 thousand, increasing 18.7% over the $806 thousand recorded in the same period a year ago. Banking fee income has improved due to the implementation of a Bank Owned Life Insurance (BOLI) program in April 2005 and further growth in Harrington Wealth Management (HWM) and deposit fees. Prepayment Penalty fees were $678 thousand in 2005 as compared to $334 thousand in 2004, an increase of $344 thousand due to early loan pay-offs and refinancing. BOLI income in the December 2005 quarter was reduced for the annual performance based fee of $36 thousand for investment management.
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

     Other Expenses. The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Salaries and employee benefits	$11,166	$10,522	$10,086
Premises and equipment	3,884	3,153	2,722
Insurance premiums	509	486	520
Marketing	403	427	320
Computer services	785	696	640
Consulting fees	1,271	1,188	1,011
Office expenses and supplies	870	824	762
Other (1)	2,188	2,120	1,788

Total other expenses	$21,076	$19,416	$17,849

(1)	Consists primarily of professional fees, and other miscellaneous expenses.
     Total other expenses increased by $1.7 million or 8.5% to $21.1 million during the year ended December 31, 2005 over the prior year, and increased by $1.6 million or 8.8% to $19.4 million during the year ended December 31, 2004 over 2003. The growth in other operating expenses has been largely attributed to the expenses required to support the growth of our banking offices and expansion of lending staff. Over the last year, we have acquired an office in Thousand Oaks, California, opened a branch in Phoenix, Arizona, and hired five new commercial and two mortgage-focused loan officers in 2005.
     The principal category of our other expenses is salaries and employee benefits, which increased by $644,000 or 6.1% during the year ended December 31, 2005, compared to the prior year. Salaries and employee benefits increased by $436,000, or 4.3% during 2004. The increases during periods ended December 31, 2005 and 2004 were primarily due to the hiring of additional employees in connection with the opening of new branch offices in Overland Park, Kansas in the end of 2003 and the Ventura, California location in the middle of 2004, together with our general growth in operations.
     Premises and equipment expenses increased by $731,000 or 23.2% during the year ended December 31, 2005, as compared to the prior year, and increased by $431,000 or 15.8% during 2004. The increase in premises and equipment expense during the year ended December 31, 2005 and 2004 was primarily due to the banking office openings and general growth in operations.
     We have contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain of our directors are also principals of Smith Breeden. The consulting fees paid by us to Smith Breeden during the years ended December 31, 2005 and 2004, amounted to $425,000 and $412,000, respectively. Expenses related to audit and tax services for 2005 was $380,000, compared to $347,000 in 2004. We have also made expenditures in administration and systems to support our growth and have increased consulting and internal support to implement new corporate governance regulations, such as the Sarbanes Oxley Act (SOA). Additional expenses related to the implementation of SOA in 2005 was $180,000 as compared to $185,000 in 2004.
     The increases in miscellaneous other expenses since 2003, primarily reflects our growth in our number of offices over the periods as well as expenses associated with our public company status and new corporate governance regulations.

     Income Taxes. We incurred income tax expense of $5.2 million, $5.4 million and $5.3 million during the years ended December 31, 2005, 2004 and 2003. The amount of our income tax expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rates were 38.3%, 39.8% and 41.5%, the years ended December 31, 2005, 2004 and 2003. The company’s overall tax rate declined due to the apportioning of state income tax to states with lower income tax rates, investment in tax advantaged loans and the implementation of a BOLI program.
Changes in Financial Condition
     General. At December 31, 2005, our total assets amounted to $1.1 billion, compared to $1.1 billion at December 31, 2004. The increase of $58.9 million in total assets was primarily attributable to an increase in net loans receivable. At December 31, 2005, our total liabilities amounted to $1.1billion, compared to $1.0 billion at December 31, 2004.
     Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $19.3 million at December 31, 2005, and $13.2 million at December 31, 2004. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “Liquidity and Capital Resources.”
     Securities. In order to limit our credit risk exposure and to earn an incremental income, we maintain a significant portion of our assets in various types of securities, consisting primarily of investment grade mortgage-backed securities and CMOs, and REMICs, which we collectively refer to as “mortgage-backed and related securities.” Our securities portfolio also includes U.S. Government agency securities, government sponsored enterprise securities and, to a much lesser extent, equity securities. At December 31, 2005, our securities portfolio, which is comprised of securities classified as available for sale and held to maturity, amounted to $387.4 million or 34.0% of our total assets. Mortgage-backed and related securities, which are the principal components of our securities portfolio, often carry lower yields than traditional mortgage loans. These types of securities, however, generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations we incur.
     Securities classified as available for sale (AFS), which consist of mortgage-backed and related securities, amounted to $387.4 million at December 31, 2005 and $431.2 million at December 31, 2004. The $43.9 million or 10.2% decrease during the year ended December 31, 2005 was to reap the economic gains from the tightening in spreads on AFS securities. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government agency securities, remained relatively stable at the end of the periods presented, amounting to $80,000 at December 31, 2005 and $93,000 at December 31, 2004. The decrease of $13,000 was due primarily to principal prepayments.
     Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. At December 31, 2005, the trading account assets totaled $975,000, consisting of $323,000 in mortgage-backed securities, $524,000 in equity securities and $128,000 in unrealized gains associated with the $129.0 million notional amount of CMBS and HEQ ABS total return swaps. At December 31, 2004, the trading portfolio totaled $1.0 million and consisted of $388,000 in mortgage-backed securities, $581,000 in equity securities and $77,000 of unrealized gains associated with the $120.0 million notional amount of CMBS total return swaps.

     Loans Receivable. At December 31, 2005, loans receivable, net of our allowance for loan losses, amounted to $672.9 million or 59.0% of total assets, as compared to $598.4 million or 55.3% of total assets at December 31, 2004. The $74.4 million or 12.4% increase in the loan portfolio during 2005, and the related loan mix change to higher spread earning loans was due to our emphasis on commercial real estate, commercial and industrial, construction, and multifamily mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income.
     Allowance for Loan Losses. At December 31, 2005, our allowance for loan losses totaled $5.7 million, compared to $5.2 million at December 31, 2004. At December 31, 2005, our allowance for loan losses represented approximately 0.84% of the total loan portfolio as compared to 0.87% at December 31, 2004. The increase in our allowance for loan losses during the periods reflects the growth of our loan portfolio and the mix change to business and commercial mortgage loans. We establish reserves for loan losses based on the nature of the risk of the comparable historical loss exposure. For a discussion of our loan loss reserve see “Item 1. Business – Allowance for Loan Losses” on page 12.
     Prepaid expenses and other assets. At December 31, 2005, prepaid expenses and other assets amounted to $3.8 million, as compared to $3.7 million as of December 31, 2004. The $38 thousand or 1.0% increase in prepaid expenses and other assets since December 31, 2004 reflected the increase in accounts receivable and prepaid expenses due to the additional banking office locations and expanded operations of the Company.
     Deposits. At December 31, 2005, deposits totaled $669.1 million, as compared to $598.2 million as of December 31, 2004. The $70.9 million, or 11.9% increase in total deposits during the year ended December 31, 2005, was due in substantial part to the $32.7 million of deposits from the May 2005 acquisition of a banking office in Thousand Oaks, California and the $23.5 million in deposits from the new Scottsdale, Arizona banking office opened in April 2005 in the Airpark area. We attempt to manage our overall funding costs by evaluating all potential sources of funds, including retail deposits and short and long-term borrowings, and identifying which particular source will result in an all-in cost to us that meets our funding benchmark. At the same time, Los Padres Bank has attempted to price the deposits offered through its branch system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. In addition to providing a cost-efficient funding source, these retail deposits provide a source of fee income and the ability to cross-sell other products or services.
     Borrowings. Advances from the FHLB of San Francisco amounted to $319.0 million at December 31, 2005 and $316.0 million at December 31, 2004. The increase in FHLB advances in 2005 was due to our increased utilization of such borrowings to fund our growth in loans. At December 31, 2005, our FHLB advances had a weighted average interest rate of 4.23%, as compared to 2.54% at December 31, 2004. Our outstanding FHLB advances have maturities ranging from 2006 to 2010.
     Subordinated debt amounted to $25.8 million at December 31, 2005 compared to $25.8 million at December 31, 2004. In September 2004, our newly created special purpose business trust, Harrington West Capital Trust II, issued $10.3 million of trust-preferred securities. The trust preferred securities bear an interest rate of three month LIBOR plus 1.90%, will mature on October 7, 2034 and have a five-year call feature. A portion of the proceeds from the offering were used to downstream capital to Los Padres Bank to support its growth in operations. In September 2003, we created a special purpose business trust, Harrington West Capital Trust I and issued $15.5 million of trust-preferred securities. The trust preferred securities issued in September 2003 bear an interest rate of three month LIBOR plus 2.85%, will mature on October 8, 2033 and have a five-year call feature. We used $11.3 million to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remaining proceeds were used to expand the Los Padres Bank operations in Overland Park, Kansas, Ventura, California and Scottsdale, Arizona.

     Stockholders’ Equity. Our stockholders’ equity amounted to $59.6 million at December 31, 2005, an increase of $6.9 million from December 31, 2004. Net income earned during 2005 largely contributed to the increase in stockholder’s equity. Moreover, our stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts, dividends paid on our common stock, and the exercise of stock options.
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
     Our asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The board of director’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president/chief financial officer, executive vice-president/chief lending officer, principal accounting officer, president of Harrington Bank, and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.
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
     In the absence of our hedging activities, our MVPE would decline significantly more as a result of a general increase in market rates of interest. This decline would be due to the market values of our assets being more sensitive to interest rate fluctuations than are the market values of our liabilities due to our investment in and origination of generally longer-term assets which are funded with shorter-term liabilities. Consequently, the elasticity (i.e., the change in the market value of an asset or liability as a result of a change in interest rates) of our assets is greater than the elasticity of our liabilities.
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
     We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires that an entity recognize all interest rate contracts which meet the definition of a derivative as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, we must show that, at the inception of the interest rate contracts and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. We have entered into various interest rate swaps for the purpose of hedging certain of our short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately. We have also entered into various interest rate swaps which assist in mitigating the rate risk on a portion of our securities portfolio. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets.
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
     At December 31, 2005, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $152.0 million and maturities from January 2006 to October 2014. With respect to these agreements, we make fixed-rate payments ranging from 2.7% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
     The interest expense relating to these swaps was $1.6 million, $4.1 million, and $3.7 million during the years ended December 31, 2005, 2004 and 2003, respectively. This expense is included in interest expense on FHLB advances and subordinated debt in our consolidated statements of earnings. The approximate market value of the interest rate swaps was an unrealized gain of $32.5 thousand, and an unrealized loss of $4.1 million as of December 31, 2005 and 2004, respectively. These gains and losses are reflected as a separate component in stockholders’ equity, net of tax.
     At December 31, 2005, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.
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
     At December 31, 2005 and 2004, we did not have any interest rate caps or floors
     Interest rate futures are commitments to either purchase or sell designated instruments at a future date for a specified price. Futures contracts are generally traded on an exchange, are marked-to-market daily and are subject to initial and maintenance margin requirements. We generally use 91-day Eurodollar certificates of deposit contracts (“Eurodollar futures contracts”) which are priced off LIBOR as well as Treasury Note and Bond futures contracts. We will from time to time agree to sell a specified number of contracts at a specified date. To close out a contract, we will enter into an offsetting position to the original transaction.
     If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2005, 2004 and 2003, we did not have any futures contracts.
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

     The following table sets forth at December 31, 2005, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$34,553	$25,333	$14,260	—	$(17,231)	$(36,436)	$(56,745)
Market value gain (loss) of liabilities	(23,899)	(16,488)	(8,421)		8,541	17,184	26,039

Market value gain (loss) of net assets before interest rate contracts	10,654	8,845	5,839		(8,690)	(19,252)	(30,706)
Market value gain (loss) of interest rate contracts	(14,259)	(9,237)	(4,493)		4,235	8,258	12,069

Total change in MVPE(2)	$(3,605)	$(392)	$1,346	—	$(4,455)	$(10,994)	$(18,637)

Change in MVPE as a percent of:
MVPE(2)	-3.76%	-0.41%	1.40%	—	-4.65%	-11.47%	-19.44%
Total assets of Los Padres Bank	-0.55%	-0.22%	0.01%	—	-0.27%	-0.72%	-1.28%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $95.9 million at December 31, 2005.
     The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments, as an impact on recorded yields.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, which was 16.4% at December 31, 2005. At December 31, 2005, Los Padres Bank’s “liquid” assets totaled approximately $110.3 million.
     In general, the Bank’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility, which we maintain with two banks. At December 31, 2005, we had $319.0 million in FHLB advances and we had $50.8 million of additional borrowing capacity with the FHLB of San Francisco.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate utilizing this line of credit for growth opportunities, as they develop and to provide working capital. At December 31, 2005 and 2004, the Company was not indebted under its revolving line of credit.

     On September 16, 2004, we entered into an amendment to our credit agreement, which reduced the LIBOR margin range from 2.0% to 3.0% to 1.75% to 2.75%. We pay interest on the outstanding amount of our borrowings from time to time under the credit agreement at an interest rate that adjusts based upon our compliance with certain financial criteria and our selection of an interest rate formula. At our option, the interest rates per annum applicable to any particular borrowing under the credit agreement is either (1) adjusted LIBOR plus a margin ranging from 1.75% to 2.75% or (2) the prime rate announced from time to time by Harris Trust and Savings Bank minus a margin ranging from 0.5% to 0.0%. The factors that determine the amount of the margin include our core profitability and our non-performing asset ratio. We are currently at the most favorable pricing level under the credit agreement. In each year, we also pay a commitment fee to the lenders equal to 0.25% of the average daily un-drawn portion of the borrowings available to us under the credit agreement for that year. All of the covenants remain in place and are unchanged. Management believes that as of December 31, 2005, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit our operations.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2005, the total approved loan commitments outstanding amounted to $185.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2005 totaled $450.1 million and FHLB borrowings and repurchase agreements that are scheduled to mature within the same period amounted to $300.0 million. Management believes that we have adequate resources to fund all of our commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. At December 31, 2005, Los Padres Bank was permitted to pay up to $3.6 million of dividends to us. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the OTS, during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility and subordinated debt. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

     The following table reflects as of December 31, 2005, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

	Tier 1 Leverage
	Tangible Capital(1)		Capital(1)		Risk-Based Capital
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Actual regulatory capital	$76,933	6.78%	$76,933	6.78%	$82,594	10.69%
Minimum regulatory capital	17,010	1.50	45,361	4.00	61,784	8.00

Excess regulatory capital	$59,923	5.28%	$31,572	2.78%	$20,810	2.69%

(1)	The tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which are $76.9 million as of December 31, 2005.

Contractual Obligations and Commercial Commitments
     The following tables present our contractual obligations and commercial commitments as of December 31, 2005.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$482,212	$450,105	$21,633	$10,323	$151
FHLB advances	319,000	300,000	—	19,000	—
Reverse repurchase agreements	59,058	58	44,000	15,000	—
Leases	21,166	1,295	2,634	2,694	14,543
Other debt	25,774	—	—	—	25,774
Due to broker	2,474	2,474	—	—	—
Interest expense (1)	80,114	21,281	10,597	8,137	40,099

Total contractual obligations	$989,798	$775,213	$78,864	$55,154	$80,567

(1)	Includes interest expense associated with the commitments for our FHLB Advances, Reverse Repurchase Agreements, Other Debt and Certificates of Deposit at the current interest rate.

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$40,139	$33,300	$2,993	$885	$2,961
Consumer lines of credit (1)	46,423	2,059	—	202	44,162
Undisbursed portion of loans in process	78,306	31,309	46,997	—	—
Approved but, not funded mortgage loans	6,531	6,531	—	—	—
Approved but, not funded commercial loans	8,292	8,292	—	—	—
Approved but not funded consumer loans	1,080	1,080	—	—	—
Letters of credit	4,560	3,060	1,500	—	—

Total commitments	$185,331	$85,631	$51,490	$1,087	$47,123

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.
Off-Balance Sheet Arrangements
     As discussed in the Asset and Liability Management section above, we utilize external hedging transactions to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible with the use of external hedging. External hedging generally involves the use of interest rate swaps, caps, floors, options and futures, which are off-balance sheet arrangements. We use interest rate swap instruments to effectuate our external hedging strategy. At December 31, 2005, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $152.0 million and maturities from January 2006 to October 2014. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities, which would effectively be hedged by that interest rate contract. Our interest rate swap instruments require that we make fixed-rate payments ranging from 2.7% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
     At December 31, 2005 and 2004, the interest rate swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable
December 31, 2005 —
Interest rate swaps — pay fixed receive 3-month LIBOR	$152,000	$33	4.39%	4.42%

December 31, 2004 —
Interest rate swaps — pay fixed receive 3-month LIBOR	$152,000	$(4,134)	2.35%	4.42%
     The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2005:

Maturities	2006	2007	2008	2009	2010	Thereafter
Interest rate swaps:
Notional amount	$23,000	$52,000	$4,000	$25,000	$10,000	$38,000
Weighted-average payable rate	2.92%	3.80%	3.78%	5.77%	6.29%	4.85%
Weighted-average receivable rate	4.42%	4.41%	4.18%	4.41%	4.48%	4.33%
     At December 31, 2005, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

Inflation and Changing Prices
     Our consolidated financial statements and related data presented in this annual report have been prepared in accordance with accounting principles generally accepted in the U.S., which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.
Recent Accounting Pronouncements
     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.
     This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     The revised accounting for stock-based compensation requirements must be adopted by the Company on January 1, 2006. SFAS No. 123R allows for two alternative transition methods. The Company intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed in Note 1 of the consolidated financial statements. Stock option expense for fiscal 2006 is estimated to be $273,000, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
     In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.
     During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.
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
Solvang, California
We have audited the accompanying consolidated statements of financial condition of Harrington West Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrington West Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 31, 2006

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$19,312	$13,238
Trading account assets	975	1,046
Securities available for sale at fair value (with amortized cost of $390,691 in 2005 and $430,782 in 2004)	387,352	431,206
Securities held to maturity (fair value of $84 in 2005 and $99 in 2004)	80	93
Loans receivable, net of allowance for loan losses of $5,661 in 2005 and $5,228 in 2004	672,890	598,442
Accrued interest receivable	4,463	3,322
Premises and equipment, net	10,276	9,136
Prepaid expenses and other assets	3,783	3,495
Investment in FHLB stock, at cost	16,364	15,134
Income taxes receivable	251	—
Bank-owned life insurance	17,621	—
Deferred taxes	137	1,314
Goodwill	5,496	3,981
Core deposit intangible, net	1,187	923

TOTAL	$1,140,187	$1,081,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$619,213	$564,552
Noninterest bearing	49,932	33,630

Total deposits	669,145	598,182

FHLB advances	319,000	316,000
Securities sold under repurchase agreements	59,013	79,689
Subordinated debt	25,774	25,774
Due to broker	2,474	—
Accrued interest payable and other liabilities	5,207	8,563
Income taxes payable	—	462

Total liabilities	1,080,613	1,028,670

COMMITMENTS AND CONTINGENCIES (Notes 2 and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,200,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized; 5,384,843 shares issued and outstanding as of December 31, 2005 and 5,278,934 shares issued and outstanding December 31, 2004	54	53
Additional paid-in capital	32,059	31,225
Retained earnings	29,458	23,637
Accumulated other comprehensive loss, net of tax	(1,997)	(2,255)

Total stockholders’ equity	59,574	52,660

TOTAL	$1,140,187	$1,081,330

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31,
	2005	2004	2003
INTEREST INCOME:
Interest on loans	$43,269	$36,166	$33,147
Interest and dividends on securities	18,787	16,100	13,287

Total interest income	62,056	52,266	46,434

INTEREST EXPENSE:
Interest on deposits	15,668	10,629	10,377
Interest on FHLB advances and subordinated debt	16,230	12,089	9,931

Total interest expense	31,898	22,718	20,308

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	30,158	29,548	26,126

PROVISION FOR LOAN LOSSES	435	650	790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,723	28,898	25,336

OTHER INCOME (LOSS):
Income from trading account assets and realized gains from the sale of securities available for sale	936	1,261	2,647
Loss on extinguishment of debt	—	(189)	(1,610)
Other gain (loss)	(15)	(57)	30
Banking fee income	3,948	3,148	4,108

Total other income	4,869	4,163	5,175

OTHER EXPENSES:
Salaries and employee benefits	11,166	10,522	10,086
Premises and equipment	3,884	3,153	2,722
Insurance premiums	509	486	520
Marketing	403	427	320
Computer services	785	696	640
Consulting fees	1,271	1,188	1,011
Office expenses and supplies	870	824	762
Other	2,188	2,120	1,788

Total other expenses	21,076	19,416	17,849

INCOME BEFORE INCOME TAXES	13,516	13,645	12,662

INCOME TAXES	5,180	5,436	5,249

NET INCOME	$8,336	$8,209	$7,413

BASIC EARNINGS PER SHARE	$1.56	$1.56	$1.43

DILUTED EARNINGS PER SHARE	$1.48	$1.46	$1.36

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	5,347,757	5,256,030	5,197,008

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	5,620,556	5,603,680	5,455,002

See notes to consolidated financial statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income/(Loss)	Equity
BALANCE, DECEMBER 31, 2002	5,193,509	$52	$30,641	$13,786		$(2,007)	$42,472

Comprehensive income
Net income				7,413	$7,413		7,413
Other comprehensive income, net of tax
Unrealized losses on securities					(1,245)	(1,245)	(1,245)
Effective portion of change in fair value of cash flow hedges					493	493	493

Total comprehensive income					$6,661

Dividends on common stock				(1,126)			69
Stock options exercised	12,600		69	—			(1,126)

BALANCE, DECEMBER 31, 2003	5,206,109	52	30,710	20,073		(2,759)	48,076

Comprehensive income
Net income				8,209	$8,209		8,209
Other comprehensive income, net of tax
Unrealized (losses) on securities					(324)	(324)	(324)
Effective portion of change in fair value of cash flow hedges					828	828	828

Total comprehensive income					$8,713

Dividends on common stock				(4,645)			(4,645)
Stock options exercised	72,825	1	515				516

BALANCE, DECEMBER 31, 2004	5,278,934	53	31,225	23,637		(2,255)	52,660

Comprehensive income
Net income				8,336	$8,336		8,336
Other comprehensive income, net of tax
Unrealized (losses) on securities					(2,270)	(2,270)	(2,270)
Effective portion of change in fair value of cash flow hedges					2,528	2,528	2,528
Total comprehensive income					$8,594

Dividends on common stock				(2,515)			(2,515)
Stock options exercised, including tax benefit of $250	105,909	1	834				835

BALANCE, DECEMBER 31, 2005	5,384,843	$54	$32,059	$29,458		$(1,997)	$59,574

See notes to consolidated financial statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Year Ended
	December 31,
	2005	2004	2003
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of ($1,123), $58 and ($266) for 2005, 2004 and 2003, respectively	$(1,706)	$85	$(375)
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $369, $281 and $617 for 2005, 2004 and 2003, respectively	564	409	870

Net unrealized (loss) gain on securities, net of tax (benefit) expense of ($1,492), ($223) and ($883) for 2005, 2004 and 2003, respectively:	(2,270)	(324)	(1,245)

Unrealized net gains (losses) on cash flow hedges, net of tax expense (benefit) of $1,733, $631 and $380 for 2005, 2004 and 2003, respectively:	2,524	919	535
Less: reclassification adjustment for net gains (losses) on cash flow hedges included in net income, net of tax expense (benefit) of ($2), $63 and ($30) for 2005, 2004 and 2003, respectively	(4)	91	42

Net unrealized gain (loss) on cash flow hedges, net of tax (benefit) expense of $1,735, $569 and $350 for 2005, 2004 and 2003, respectively:	2,528	828	493

Total change in other comprehensive (loss) income	$258	$504	$(752)

See notes to consolidated financial statements.	(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,336	$8,209	$7,413
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	767	338	(2,006)
Depreciation and amortization	1,452	1,204	1,076
Amortization of premiums and discounts on loans receivable and securities	2,589	3,171	4,198
Deferred income taxes	1,023	781	(943)
Provision for loan losses	435	650	790
Activity in securities held for trading	71	1,059	(180)
Gain on sale of investment securities	(933)	(690)	(1,487)
FHLB stock dividend	(675)	(557)	(573)
(Decrease) increase in accrued interest receivable	(1,141)	(394)	598
(Increase) decrease in income taxes (payable) receivable	(713)	(250)	963
(Increase) decrease in prepaid expenses and other assets	398	(1,877)	(106)
(Decrease) increase in accrued interest payable and other liabilities	(507)	(1,684)	2,270

Net cash provided by operating activities	11,102	9,960	12,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(75,783)	(81,505)	(69,688)
Proceeds from matured and called securities held to maturity	—	—	2,000
Proceeds from sales of securities available for sale	61,819	28,316	34,033
Purchases of securities available for sale	(105,207)	(154,529)	(255,527)
Principal paydowns on securities available for sale	84,446	91,479	143,083
Principal paydowns on securities held to maturity	13	129	133
Purchase of bank-owned life insurance	(17,000)	—	—
Acquisition, net of cash acquired	(1,954)	—	—
Purchase of premises and equipment	(2,414)	(3,463)	(2,867)
Purchase of FHLB stock	(555)	(1,152)	(1,102)

Net cash used in investing activities	(56,635)	(120,725)	(149,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	70,963	27,504	45,745
(Decrease) Increase in securities sold under agreements to repurchase	(20,676)	13,962	65,215
Increase in FHLB advances	3,000	53,500	27,500
(Repayments) advances on note payable	—	—	(11,300)
Increase in subordinated debt	—	10,310	15,464
Exercise of stock options on common stock	835	516	69
Dividends paid on common stock	(2,515)	(4,645)	(1,127)

Net cash provided by financing activities	51,607	101,147	141,566

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,074	(9,618)	3,644

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,238	22,856	19,212

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,312	$13,238	$22,856

			(Continued)

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$30,169	$18,803	$16,443
Income taxes	$4,016	$5,522	$5,234

Dividend in kind	$0	$0	$(757)
In 2005, the fair values of non-cash assets acquired and liabilities assumed in the Thousand Oaks branch purchase were $41 thousand and $42.8 million, respectively. Goodwill of $1.5 million and intangible assets of $492 thousand were also recorded as part of the purchase transaction.

See notes to consolidated financial statements	(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company - Harrington West Financial Group, Inc. is a savings and loan holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), referred to herein on a consolidated basis as the “Company”. The Bank is a federally chartered savings bank which operates 15 branches serving individuals and small to medium-sized businesses. Eleven banking facilities are operated on the California Central Coast, two banking facilities are located in Kansas, and operated as a division under the Harrington Bank brand, and two banking facilities are located in Scottsdale, Arizona.

On February 1, 1999, the Bank purchased a 49% interest in Harrington Wealth Management Company (“HWMC”). HWMC offers trust and investment management services to the customers of the Bank. On October 31, 2001, the Bank purchased the remaining 51% interest in HWMC. Beginning in November 2001, HWMC became a wholly owned subsidiary of the Bank and is consolidated into the Bank. HWMC performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2005, HWMC administered approximately 394 accounts and had $143.1 million of assets under management that are not included on the consolidated statements of financial condition. For the years ended December 31, 2005, 2004 and 2003, HWMC generated revenues of $726,000, $614,000 and $456,000, respectively.

On November 3, 2001, the Bank purchased from Harrington Bank, FSB, its’ $75 million bank located in Shawnee Mission, Kansas, in the heart of the Kansas City metropolis.

Basis of Presentation -. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, valuation of investment securities and derivatives, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Principles of Consolidation – The consolidated financial statements include the accounts of Harrington West Financial Group, Inc. and its wholly owned subsidiary, Los Padres Bank (the “Bank”), and the Bank’s wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company also has two wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), the Trusts are not consolidated into the accounts of Harrington West Financial Group, Inc.

Segments - The Company has a single operating segment, banking operations.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Trading Securities - Trading securities are debt and equity securities that are bought and held principally for the purpose of active management. These securities are reported at fair value and included in trading account assets on the statements of financial condition. Realized and unrealized gains and losses are included in income from trading account assets.

Available for Sale Securities - Debt and equity securities not classified as either held to maturity or trading securities are classified as securities available for sale and recorded at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other than temporary are recorded as realized losses in the statement of earnings. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using an effective interest method that considers estimates of future principal prepayments Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

A security may become impaired, i.e. there may be an unrecognized loss. The impairment may be temporary or other than temporary. In the case of debt securities, the impairment may imply a judgment by the market that the issuer will not be able to make interest and principal payments as contractually required. Alternatively, the impairment may be due only to changes in interest rates that do not impact the issuer’s ability to meet its contractual obligations. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging a realized loss to earnings in the period in which the impairment occurs or is otherwise deemed to be other than temporarily impaired.

Held to Maturity Securities - Held to maturity securities represent investments that the Bank has the positive intent and ability to hold to maturity and are reported at amortized cost. Declines in the value of held to maturity securities that are considered to be other than temporary are recorded as realized losses in the statement of earnings. Similar to available for sale securities, premiums and discounts are amortized using an effective interest method that considers estimates of future principal prepayments.

Loans Receivable - Loans receivable are carried at the principal amount outstanding, net of deferred loan fees, costs, premiums and allowance for loan losses.

Loan Interest Income and Fees - Interest on loans is accrued as earned, except non-accrual loans on which interest is normally discontinued whenever the payment of principal or interest is considered to be in doubt, generally when the interest becomes 60 days past due. When a loan is placed on non-accrual, all previously accrued but uncollected interest is reversed against current period income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

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

The allowance is maintained at a level believed by management to be sufficient to absorb estimated probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Allocation of the allowance for loan losses to non-homogenous loan pools are developed by loan type and risk factor and are based on historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, trends in criticized assets, regional and national economic conditions, changes in lending policies and procedures, trends in local real estate values and changes in volumes and terms of the loan portfolio.

Homogenous (consumer and residential mortgage) loan allocation of the allowance for loan losses are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.

Management believes the level of the allowance as of December 31, 2005 is adequate to absorb losses inherent in the loan portfolio.

Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Servicing assets are reported in prepaid expenses and other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $6.1 million and $5.7 million at December 31, 2005 and 2004, respectively.

The balance of servicing assets, net of valuation allowances, included in other assets at December 31, 2005 and 2004, was $18 and $33, respectively. The fair values of these rights were $27 and $33, respectively. The fair value of servicing rights was determined using discount rates ranging from 7.6% to 14.5% and prepayment speeds ranging from 13.8% to 22.4%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances for the years ended December 31:

	2005	2004
Beginning balance of servicing assets	$295	$306
Mortgage servicing rights amortized	(15)	(11)

Ending balance of servicing assets	$280	$295

Valuation allowances:
Balance, beginning of year	$262	$262
Additions	—	—

Balance, end of year	$262	$262

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The depreciable lives range from 3 to 25 years for leasehold improvements, 3 to 20 years for furniture, fixtures and equipment and 15 to 30 years for the office buildings.

The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life is less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Real Estate Acquired through Foreclosure - Real estate acquired through foreclosure is carried at estimated fair value at the time of foreclosure. Any subsequent operating expense or income, reduction in estimated values, and gains or losses on disposition of such properties are included in current operations. The Company had no real estate acquired through foreclosure at December 2005 and 2004.

Income Taxes - Deferred tax assets or liabilities shown on the balance sheet are adjusted to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Investment in Federal Home Loan Bank of San Francisco Stock – As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon its balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. The intangible asset represents the fair market value of acquiring the long-term depositor relationship. Core deposit intangibles have a finite useful life and it is the Company’s policy to amortize the intangible over the estimated useful life of the deposit base acquired, currently 10 years. At December 31, 2005 and 2004, the gross balance of core deposit intangibles was $2,429 and $1,937 respectively, and the accumulated amortization was $1,242 and $1,014, respectively. The amortization expense was $228 and $194 for the years ended December 31, 2005 and 2004, respectively. Estimated future amortization of core deposit intangibles is $252 for December 31, 2006, $233 for December 31, 2007, $148 for December 31, 2008 and $146 for December 31, 2009, and $143 for December 31, 2010.

Goodwill – Goodwill is no longer amortized, but instead is tested for impairment at least annually. A goodwill impairment test was completed on September 30, 2005. No impairment loss was recorded by the Company.

Derivatives Held for Asset and Liability Management Purposes - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

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

To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported as interest expense immediately. During the next twelve months, the Company expects a benefit of $328, net of tax, from the amount recorded in the separate component of stockholders’ equity to be reclassified to interest expense.

Securities Sold Under Repurchase Agreements – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Stock-Based Compensation – The Company issues stock-based compensation to certain employees, officers, and Directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock-based compensation using the fair value method, which generally results in compensation expense recognition. As permitted by SFAS No. 123, the Company continues to account for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for these plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	Dollars in thousands, except per share data
Net income, as reported	$8,336	$8,209	$7,413

Deduct:

Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effect	236	151	79

Pro forma net income	$8,100	$8,058	$7,334

Earnings per share:

Basic earnings per share:

As reported	$1.56	$1.56	$1.43

Pro forma	$1.51	$1.46	$1.41

Diluted earnings per share:

As reported	$1.48	$1.46	$1.36

Pro forma	$1.44	$1.44	$1.35

The weighted average fair value for options granted during 2005, 2004 and 2003 was $9.01, $5.93 and $3.61, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.32%	4.07%	3.94%

Expected volatility	49.80%	36.37%	29.03%

Expected lives	9 years	9 years	9 years

Contractual lives	10 years	10 years	10 years

Dividend Yield	1.92%	2.18%	2.92%
Recent Accounting Pronouncements –
     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer . SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.
     This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
     The revised accounting for stock-based compensation requirements must be adopted by the Company on January 1, 2006. SFAS No. 123R allows for two alternative transition methods. The Company intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed above. Stock option expense for fiscal 2006 is estimated to be $273,000, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
     In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.
     During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the prior financial statements to conform to the current year presentation.

Stock Split – The accompanying consolidated financial statements of the Company reflect the 6 for 5 stock split in the form of a stock dividend paid on March 11, 2004 to holders of record on February 25, 2004. Fractional shares distributed in connection with this stock dividend were paid in cash based on the closing market price on the record date. All share and per share information herein has been retroactively restated to reflect this stock split. The accompanying consolidated financial statements also reflect an increase in its authorized capital shares from 3,000,000 to 12,000,000, which occurred contemporaneously with the stock split. Of the 12,000,000 shares authorized, 1,200,000 shares are reserved for preferred stock.

2.	LOANS RECEIVABLE

The Bank’s loan portfolio as of December 31 is summarized as follows:

	2005	2004
Real estate loans:
Residential property — one to four units	$115,925	$100,485
Residential property — more than four units	80,855	84,937
Residential property — construction	50,590	22,379
Nonresidential property — construction	20,293	12,602
Commercial and other income — producing properties	253,208	260,759
Loans for the acquisition and development of land	36,085	27,460

Total real estate loans	556,956	508,622

Commercial and industrial loans	96,566	72,240
Consumer loans	26,653	23,757
Loans collateralized by deposit accounts	1,070	864
Consumer line-of-credit loans	201	180

	681,446	605,663

Net deferred loan fees	(2,498)	(1,730)
Net (discount) premiums	(397)	(263)
Allowance for loan losses	(5,661)	(5,228)

Loans receivable, net	$672,890	$598,442

The Bank’s lending is concentrated in California’s Central Coast, Kansas City and the Scottsdale, Arizona metropolitan area. A deterioration in the economic conditions of these markets could adversely affect its business, financial condition and profitability. Such deterioration could give rise to increased loan delinquencies, increased problem asset and foreclosures, decreased loan demand and a decline in real estate values.

A downturn in the real estate market may adversely affect our business. As of December 31, 2005, approximately 83.8% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Approximately 68.1% of our real property collateral is located in California, approximately 17.4% is located in the Kansas City metropolitan area, and 14.5% is in the Arizona market.

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
     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2005, Los Padres Bank had $115.9 million of single-family residential loans in its portfolio, which amounted to 17.0% of total loans receivable as of such date. At December 31, 2005, total loans due after one year had $57.7 million or 50.6% of Los Padres Bank’s single-family residential loans with fixed interest rates and $56.3 million or 49.4% with interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.
     At December 31, 2005, Los Padres Bank had an aggregate of $80.9 million and $253.2 million invested in multi-family residential and commercial real estate loans, respectively, or 11.9% and 37.2% of total loans receivable, respectively. Los Padres Bank’s multi-family residential loans are secured by multi-family properties of five units or more, while Los Padres Bank’s commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in Los Padres Bank’s primary market areas.
     Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2005, Los Padres Bank’s construction loans amounted to $70.9 million or 10.4% of total loans receivable, $50.6 million of which were for the construction of residential properties, $3.7 million of which were for land acquisition and the development of residential properties, and $16.6 million of which were for the construction of commercial properties.
At December 31, 2005, the Bank’s regulatory limit on loans-to-one borrower was $12.4 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $12.2 million, $11.8 million, $11.7 million, $11.7 million and $11.6 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single family residences. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2005.
Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2005	2004	2003
Balance, beginning of year	$5,228	$4,587	$3,797

Charge-offs	(2)	(9)	—

Recoveries	—	—	—

Provision for loan losses	435	650	790

Balance, end of year	$5,661	$5,228	$4,587

Loans for which impairment has been recognized are as follows at December 31:

	2005	2004
Impaired loans with a valuation allowance	$1,549	$—
Impaired loans without a valuation allowance	—	157

Total impaired loans	1,549	157

Valuation allowance related to impaired loans	$441	$—

	Year ended December 31,
	2005	2004	2003
Average recorded investment in impaired loans	$853	$440	$596
Interest income recognized on impaired loans	—	14	44
Interest income recognized on a cash basis	—	14	44
There were no nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans or real estate acquired through foreclosure at December 31, 2005 and 2004.
At December 31, 2005 and 2004, the Bank had the following outstanding loan commitments:
Unfunded Loan Commitments as of December 31,
(In Thousands)

	2005	2004
Commercial lines of credit	$40,139	$26,146
Consumer lines of credit	46,423	35,898
Undisbursed portion of loans in process	78,306	44,642
Approved but, not funded mortgage loans	6,531	19,735
Approved but, not funded commercial loans	8,292	1,790
Approved but not funded consumer loans	1,080	1,158
Letters of credit	4,560	1,439

Total commitments	$185,331	$130,808

3. SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:
Securities Available for Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
Mortgage-backed securities — pass throughs	$125,153	$126	$(2,439)	$122,840
Collateralized mortgage obligations	80,470	25	(964)	79,531
Commercial mortgage-backed securities	40,647	—	(468)	40,179
Asset-backed securities (underlying securities mortgages)	141,086	659	(181)	141,564
Asset-backed securities	3,335	52	(149)	3,238
Corporate debt securities	—	—	—	—

	$390,691	$862	$(4,201)	$387,352

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
Mortgage-backed securities — pass throughs	$114,365	$294	$(957)	$113,702
Collateralized mortgage obligations	73,894	—	(495)	73,399
Commercial mortgage-backed securities	47,545	472	(96)	47,921
Asset-backed securities (underlying securities mortgages)	187,949	1,504	(64)	189,389
Asset-backed securities	5,460	34	(351)	5,143
Corporate debt securities	1,569	83	—	1,652

	$430,782	$2,387	$(1,963)	$431,206

The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of December 31, 2005 and 2004 segregated by investments that have been in a continuous unrealized loss position for less than 12 months and investments that have been in a continuous unrealized loss position for 12 months or longer are summarized below:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - pass throughs	$55,827	$(684)	$55,881	$(1,755)	$111,708	$(2,439)
Collateralized mortgage obligations	29,370	(175)	26,270	(789)	55,640	$(964)
Commercial mortgage-backed securities	33,517	(332)	6,662	(136)	40,179	$(468)
Asset-backed securities - (underlying securities mortgages)	25,237	(136)	2,923	(45)	28,160	$(181)
Asset-backed securities	—	—	2,433	(149)	2,433	$(149)

	$143,951	$(1,327)	$94,169	$(2,874)	$238,120	$(4,201)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - pass throughs	$54,582	$(350)	$29,319	$(607)	$83,901	$(957)
Collateralized mortgage obligations	61,773	(271)	11,626	(224)	73,399	(495)
Commercial mortgage-backed securities	7,090	(70)	832	(26)	7,922	(96)
Asset-backed securities - (underlying securities mortgages)	18,711	(64)	1,302	—	20,013	(64)
Asset-backed securities	—	—	4,216	(351)	4,216	(351)

	$142,156	$(755)	$47,295	$(1,208)	$189,451	$(1,963)

Our mortgage-backed securities – pass throughs are issued by U.S. Government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of December 31, 2005, there are 90 mortgage-backed securities in an unrealized loss position; of those, 54 have been in an unrealized loss position for twelve months or more. At December 31, 2004, 58 mortgage-backed securities were in an unrealized loss position; of those, 25 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
Our collateralized mortgage obligations are issued by private entities or trusts and, as of December 31, 2005, are all rated AAA by a nationally recognized rating agency. As of December 31, 2005 and December 31, 2004, there are 18 and 9, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 18 securities in an unrealized loss position as of December 31, 2005, 8 have been in an unrealized loss position for over twelve months; and at December 31, 2004, of the 9 securities that were in an unrealized loss position, 4 had been in an unrealized loss position for over twelve months. Due to the AAA ratings noted above, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.

Our commercial mortgaged-backed securities are issued by various entities or trusts and, as of December 31, 2005, all are rated as investment grade by a nationally recognized rating agency. As of December 31, 2005, there are 6 commercial mortgage-backed securities in an unrealized loss position with 4 securities in an unrealized loss position for twelve months or more. At December 31, 2004, there were four commercial mortgage-backed securities in an unrealized loss position with one security in an unrealized loss position for over twelve months. Due to the investment grade ratings noted above, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
All of our asset-backed securities are issued by private entities or trusts and, as of December 31, 2005, all but 4 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages with the exception of the securities discussed in the next paragraph. As of December 31, 2005, there are 14 asset-backed securities that are in an unrealized loss position with 2 securities in an unrealized loss position for twelve months or more. At December 31, 2004, there were 7 asset-backed securities in an unrealized loss position. There were no securities in an unrealized loss position for over twelve months for the year ended in 2004. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
The asset-backed securities are collateralized by a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $3,238 and $5,143 as of December 31, 2005 and 2004, respectively. The securities are of the senior tranches with priority cash flow rights and are rated CCC by Moody’s and B1 by Fitch, as of December 31, 2005. Management believes the improvement in the unrealized loss from $351,000 as of December 31, 2004 to $149,000 as of December 31, 2005 is attributed to the stable delinquency trends and the rapid return of principal on these securities. The delinquencies on the underlying loans of these securities have dropped from 13.4% per the December 2004 servicer report to 12.0% per the December 2005 servicer report. Furthermore, management performs a stress test of the cash flows based on various delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on this security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment.” Management intends to hold these securities until recovery.
At December 31, 2005, $282.7 million, or 73.0% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps.

The amortized cost and fair value of the available for sale debt securities by contractual maturity at December 31, 2005 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities — pass throughs
Due from one to five years	$1,674	$1,634
Due from five to ten years	3,617	3,638
Due over ten years	119,862	117,568

Total mortgage backed securities — pass throughs	125,153	122,840

Collateralized mortgage obligations
Due over ten years	80,470	79,531

Total collateralized mortgage obligations	80,470	79,531

Commercial mortgage-backed securities
Due over ten years	40,647	40,179

Total commercial mortgage-back securities	40,647	40,179

Asset-backed securities (underlying securities mortgages)
Due over ten years	141,086	141,564

Total asset backed-securities	141,086	141,564

Asset-backed securities
Due from five to ten years	3,335	3,238

Total asset backed-securities	3,335	3,238

Total	$390,691	$387,352

Proceeds from sales of available for sale securities were $61.8 million, $28.3 million and $34.0 million, with related gross realized gains of $933,000, $690,000 and $1.5 million for 2005, 2004 and 2003, respectively. The tax expense on the sale of available for sale securities for December 31, 2005, 2004 and 2003 was $357,000, $275,000, $623,000, respectively. There were no realized losses during the years ended December 31, 2005, 2004 and 2003.
Securities Held to Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
FNMA pass-through securities	$80	$4	$—	$84

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
FNMA pass-through securities	$93	$6	$—	$99

The amortized cost and fair value of held to maturity debt securities by contractual maturity at December 31, 2005 are as follows:

	Amortized	Fair
	Cost	Value
Mortgage-backed securities — FNMA pass-throughs
Due from five to ten years	$77	$80
Due over 10 years	3	4

Total	$80	$84

4. PREMISES AND EQUIPMENT
Premises and equipment consist of the following at December 31:

	Depreciable
	Lives (years)	2005	2004
Land		$1,811	$1,281
Office building/REI	15-30	4,091	3,224
Leasehold improvements	3 to 25	3,088	3,512
Furniture, fixtures and equipment	3 to 20	6,303	5,883

Total		15,293	13,900
Less: accumulated depreciation and amortization		5,017	4,764

Premises and equipment, net		$10,276	$9,136

5. DEPOSITS
A summary of deposits by type of account as of December 31 is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate (1)	Amount	Interest Rate(1)
Noninterest bearing:
Noninterest bearing	$14,590	—	$22,235	—
Commercial noninterest bearing	35,342	—	11,395	—

Total noninterest bearing	49,932	—	33,630	—

Interest bearing:
Passbook	21,924	0.88%	22,324	0.53%
NOW accounts	34,973	0.40%	33,876	0.06%
Money Market	69,291	2.85%	75,743	1.64%
Commercial Money Market	10,813	1.55%	8,567	1.07%

Total interest bearing	137,001	1.81%	140,510	1.05%

Total	186,933	1.33%	174,140	0.85%

Certificates of deposits:
$100,000 or greater	244,468	3.68%	220,685	2.37%
Under $100,000	237,744	3.63%	203,357	2.42%

Total certificates of deposits	482,212		424,042

Total deposits	$669,145	3.00%	$598,182	1.93%

(1)	Weighted Average interest rate as of the end of the period.

As of December 31, 2005, certificates of deposits are scheduled to mature as follows:

	$100,000 or	Less than
December 31	Greater	$100,000	Total
2006	$229,797	$220,308	$450,105
2007	6,990	8,272	15,262
2008	3,090	3,281	6,371
2009	3,192	3,971	7,163
2010 and beyond	1,399	1,912	3,311

	$244,468	$237,744	$482,212

6. FEDERAL HOME LOAN BANK ADVANCES
We obtain both long-term fixed-rate and overnight advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances are limited to 35% of our total Bank assets, or $399,065 and $377,975 at December 31, 2005 and 2004, respectively.
FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $253,634 and $282,765 at December 31, 2005 and 2004, respectively, and mortgage-backed securities aggregating $207,835 and $179,289, market value, at December 31, 2005 and 2004, respectively. The weighted-average interest rate on these advances was 4.23% and 2.52% at December 31, 2005 and 2004 respectively.
The maturities of FHLB advances at December 31 are as follows:

2005
2006	$300,000
2010	19,000

$319,000

	At or For the Year Ended
	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Overnight FHLB advances:
Average balance outstanding during the year	$295,116	$263,898	$190,392
Maximum amount outstanding at any month-end during the period	339,050	298,000	242,500
Balance outstanding at end of period	300,000	297,000	242,500
Average interest rate during the period	3.26%	1.46%	1.22%
Average interest rate at end of period	4.03%	2.22%	.96%

7. NOTE PAYABLE
At December 31, 2005 and 2004, the Company had a loan facility from two banks consisting of a revolving line of credit of $15.0 million. There have not been any draws on the line of credit since the Company paid off the outstanding balance of $11.3 million in 2003.
On September 16, 2004, we entered into an amendment to our credit agreement, which reduced the LIBOR margin range from 2.0% to 3.0% to 1.75% to 2.75%. Under the new terms, interest is payable quarterly and the rate is based on three defined performance-based levels determined from quarterly operating results related to core profitability and nonperforming asset ratios: Level 1 allows for the choice of London Interbank Offered Rate (“LIBOR”) plus 175 basis points (in maturities of 30, 60 or 90 days) or prime rate less 50 basis points; Level 2 allows for the choice of LIBOR plus 225 basis points or prime rate less 50 basis points; Level 3 allows for the choice of LIBOR plus 275 basis points or prime rate. At December 31, 2005, the Company qualified for Level 1 loan pricing. A .25% commitment fee on the unused portion of the line is payable quarterly.
The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires the Company to comply with specified financial ratios and tests, including causing the Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of the Bank of less than 0.50 to 1, maintaining the Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. The covenant that restricts payment of cash dividends in an aggregate amount not to exceed the greater of (a) $450,000 during any fiscal quarter, or (b) 40% of our consolidated net income during any fiscal quarter or declare dividends at any time an event of default has occurred under the revolving line of credit. The Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements is also a covenant associated with the credit agreement. Management believes that as of December 31, 2005, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.
8. SUBORDINATED DEBT
On September 27, 2004, the Company completed a $10.3 million capital trust offering which consisted of $10.0 million of subordinated debt and $310,000 of common stock. The capital trust securities bear interest at LIBOR plus 1.90% and will mature on October 7, 2034. The capital securities were issued through a newly formed trust, Harrington West Capital Trust II, in a private transaction. Interest is payable, and the rate resets, quarterly. The interest rate at December 31, 2005 was 6.05%.
On September 25, 2003, the Company completed a $15.5 million capital trust offering which consisted of $15.0 million of subordinated debt and $464,000 of common stock. The capital trust securities bear interest at LIBOR plus 2.85% and will mature on October 8, 2033. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. Interest is payable, and the rate resets, quarterly. The interest rate at December 31, 2005 was 7.00%.

9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
We obtain funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. At December 31, 2005 and 2004, the Company had $63.3 million and $86.5 million of mortgage-backed securities from the available-for-sale portfolio, which were pledged as collateral for our repurchase agreements. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements.
At December 31, 2005 and 2004, we had four and five wholesale repurchase agreements, respectively, with Citigroup Financial Services totaling $59.0 million and $79.0 million with a weighted average coupon of 2.98% and 2.59% and maturities ranging from April 2007 to July 2010. We also had retail repurchase agreements with our customers of $13 and $689 at December 31, 2005 and 2004, respectively. The retail repurchase agreements mature daily and have a weighted-average interest rate of 1.045% and .93% at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, 2004 and 2003, the maximum balance of repurchase agreements at any month-end was $81.3 million, $80.6 million and $65.6 million, respectively, average balance was $69.7 million, $75.5 million and $35.5 million, respectively, and weighted average interest rates were 2.73%, 2.62%, and 2.63%, respectively.
10. INCOME TAXES
The provision for taxes on income consists of the following components for the years ended December 31:

	2005	2004	2003
Current tax expense:
Federal	$3,062	$3,737	$4,799
State	1,095	918	1,393

	4,157	4,655	6,192

Deferred tax expense (benefit):
Federal	937	606	(663)
State	86	175	(280)

	1,023	781	(943)

	$5,180	$5,436	$5,249

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2005	2004	2003
Federal income taxes at statutory rates	35.0%	35.0%	35.0%
Increase resulting from:
State tax, net of federal benefit	5.7	5.2	5.7
Other, net	(2.4)	(0.4)	0.8

	38.3%	39.8%	41.5%

The following is a summary of the components of the net deferred tax asset at December 31:

	2005	2004
Deferred tax asset:
Unrealized hedging loss on cash flow hedges	$74	$1,719
Unrealized loss on available for sale securities	1,321	—
Allowance for loan losses	2,434	2,237
State tax	405	432
Core deposit intangible	—	83
Deferred rent	91	—
Depreciation	—	89

Gross deferred tax asset	4,325	4,560

Deferred tax liabilities:
Net loan fees/costs	2,166	1,829
FHLB stock dividends	1,308	998
Depreciation	492	—
Unrealized gain on available for sale securities	—	171
Other	222	248

Gross deferred tax liability	4,188	3,246

Net deferred tax asset	$137	$1,314

11. STOCKHOLDERS’ EQUITY
Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Company at the then-prevailing corporate tax rates. At December 31, 2005, this restricted amount was $671.
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
During 2002, the maturity of the 50,944 options was extended two years from June 30, 2003 to June 30, 2005. A $124 pre-tax charge to earnings was recorded in 2002, which was equal to the change in the fair value of the underlying stock since the last extension, applied to the number of options extended. Specifically, the $124 pre-tax charge was calculated by taking the difference between the fair values of the underlying stock at the extension date (i.e., $9.00) and the fair value of the stock at the previous extension date (i.e., $6.66) multiplied by 50,944. The offsetting entry was recorded to paid-in capital in stockholders’ equity.
2005 Equity Based Compensation Plan — In May 2005, Company stockholders approved the 2005 Equity Based Compensation Plan (the “Plan”). The principal purpose of the 2005 Plan is to promote the success of the Company by attracting, motivating, and retaining key employees, including officers, and directors of the Company, through the grant of stock-based compensation awards and incentives for high levels of individual performance and improved financial performance of the Company. The availability of stock options and other equity awards combined with the ability to condition vesting of those awards on performance based criteria can provide the Company flexibility not currently found in the 1996 Stock Option Plan. This flexibility will help the Company craft compensation practices that better align management’s interests with those of the stockholders.
The Board also considered a number of other issues in adopting the 2005 Plan. The 1996 Stock Option Plan commenced in July 1996 and will expire in 2006. There are relatively few (20,889 shares) available options for granting in the existing plan. A significant portion of the total options authorized in the 1996 Stock Option Plan are granted and, therefore, are already included in the Company’s diluted share count and earnings per share calculations. Accordingly, the Company expects additional dilution from unvested shares in the 1996 Stock Option Plan will be minimal. The shares of Company stock subject to the 2005 Plan are limited to ten percent (10%) of the number of shares issued and outstanding at any time to minimize future dilution.

The material aspects of the 2005 Plan are as follows:
•	the 2005 Plan authorizes the granting of:
Incentive Stock Options;
Non-Qualified Stock Options;
Stock Appreciation Rights (“SARs”);
Restricted Stock Awards;
Restricted Stock Units; and
Performance Share Cash Only Awards
•	vesting restrictions on awards may be time based and/or performance based;

•	participation in the 2005 Plan is limited to officers at the level of Vice President or above and other employees who provide substantial services to the Company as well as the Company’s directors;

•	the 2005 Plan provides for a maximum of a “floating” ten percent (10%) of the Company’s issued and outstanding shares of common stock that may be delivered for awards subject to adjustment as set forth therein; and

•	the maximum number of Incentive Stock Options (ISO) that may be issued under the Plan is the lesser of 1,000,000 or the maximum number of shares allocated to the Plan.
the right to acquire stock may not remain outstanding more than 10 years after the grant date, and any ISO Award granted to any eligible employee owning more than 10% of the Company’s stock must be granted at 110% of the fair market value of the stock. Awards do not vest or become exercisable until six months after the date of grant.

A summary of the status of the Company’s stock options as of December 31 and changes during the years are presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Incentive stock options:
Outstanding, beginning of year	678,125	$9.27	572,730	$6.88	508,590	$6.46
Granted	9,750	$17.41	181,250	$15.98	76,740	$9.40
Expired unexercised	(12,470)	$11.68	(3,030)	$12.78
Options exercised	(54,965)	$7.03	(72,825)	$7.03	(12,600)	$5.52

Outstanding, end of year	620,440	$9.77	678,125	$9.27	572,730	$6.88
Stock options granted to SBA	50,944	$4.86	50,944	$4.86	50,944	$4.86
SBA Stock options exercised	(50,944)	$4.86	—	$4.86	—	$4.86

Outstanding, end of year	620,440	$9.60	729,069	$8.95	623,674	$6.71

Exercisable, end of year	438,932	$7.63	458,913	$6.29	401,400	$6.17
The outstanding options have prices ranging from $4.86 to $19.10. Remaining available options to be issued under the 2005 Equity Compensation Plan at December 31, 2005, were 533,385. There were 28,609 available options remaining under the 1996 Stock Option Plan. The plan expired May 24, 2005.

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Options	Life (years)	Price	Options	Price
$4.86	44,800	0.5	$4.86	44,800	$4.86
$5.69	82,800	1.5	$5.69	82,800	$5.69
$6.94	195,570	3.9	$6.94	195,570	$6.94
$7.78	50,760	6.0	$7.78	37,732	$7.78
$8.75	7,200	6.5	$8.75	5,400	$8.75
$9.38	56,310	7.0	$9.38	28,050	$9.38
$9.58	4,800	7.1	$9.58	2,400	$9.58
$10.22	900	7.5	$10.22	300	$10.22
$13.68	75,600	8.0	$13.68	18,900	$13.68
$15.98	1,200	8.2	$15.98	300	$15.98
$16.72	1,000	9.3	$16.72	0
$16.75	2,000	9.2	$16.75	0
$16.85	2,000	9.8	$16.85	0
$16.88	1,000	9.8	$16.88	0
$16.95	2,000	8.2	$16.95	500	$16.95
$17.31	750	9.2	$17.31	0
$18.18	88,750	9.0	$18.18	22,180	$18.18
$18.28	1,000	9.1	$18.28	0
$19.10	2,000	9.0	$19.10	0

Total	620,440	5.2	$9.60	438,932	$7.63

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
Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defines). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.
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
As of December 31, 2005 and 2004, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Bank’s category.
Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. At December 31, 2005, the Bank’s retained earnings available for the payment of dividends were $14,561. Accordingly, $45,013 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2005. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
Harrington West Financial Group, Inc. can not issue or renew any debt, increase any current lines of credit, or guarantee the debt of any entity without advance notification to the OTS.

REGULATORY CAPITAL
FINANCIAL STATEMENT FOOTNOTE

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2005:
Total Capital
(to risk weighted assets)	$82,594	10.69%	$61,784	>	8.00%	$77,230	>	10.00%

Core capital
(to adjusted tangible assets)	$76,933	6.78%	45,361	>	4.00%	56,702	>	5.00%

Tangible capital
(to tangible assets)	$76,933	6.78%	17,010	>	1.50%	N/A		N/A

Tier 1 capital
(to risk weighted assets)	$76,933	9.96%	N/A		N/A	46,338	>	6.00%

As of December 31, 2004:
Total Capital
(to risk weighted assets)	$77,015	11.13%	$55,359	>	8.00%	$69,199	>	10.00%

Core capital
(to adjusted tangible assets)	$71,787	6.68%	42,977	>	4.00%	53,721	>	5.00%

Tangible capital
(to tangible assets)	$71,787	6.68%	16,116	>	1.50%	N/A		N/A

Tier 1 capital
(to risk weighted assets)	$71,787	10.37%	N/A		N/A	41,519	>	6.00%

13. EARNINGS PER SHARE
The following tables represent the calculations of earnings per share (“EPS”) for the periods presented.

	Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$8,336	5,347,757	$1.56
Effect of dilutive stock options		272,799	(0.08)

Diluted EPS	$8,336	5,620,556	$1.48

	Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$8,209	5,256,030	$1.56
Effect of dilutive stock options		347,650	(0.10)

Diluted EPS	$8,209	5,603,680	$1.46

	Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$7,413	5,197,008	$1.43
Effect of dilutive stock options		257,994	(0.07)

Diluted EPS	$7,413	5,455,002	$1.36

14. COMMITMENTS AND CONTINGENCIES
Aggregate minimum lease commitments under long-term operating leases as of December 31, 2005 are as follows:

2006	$1,295
2007	1,309
2008	1,324
2009	1,339
2010	1,354
2011 and thereafter	14,543

$21,164

Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. The leases also provide for option renewal periods. Rental expense was $1,397, $1,164 and $1,055 for the years ended December 31, 2005, 2004 and 2003, respectively.
Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

15. TRADING ACCOUNT ASSETS
Derivative Instruments Not Receiving Hedge Treatment - The Bank is a party to a variety of interest rate contracts such as interest rate swaps, caps, floors, futures, options and total return swaps (“Interest Rate Agreements”), which are recorded in the financial statements at fair value with changes in fair value and periodic payments recorded in income from trading account assets.
Interest rate swaps are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (“notional”) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged and does not represent the amount at risk. As of December 31, 2005 the Bank held $99.0 million notional amount of Commercial Mortgage Backed Securities (“CMBS”) swaps and $30.0 million notional amount of Asset Backed Securities (“ABS”) swaps whereby the Bank receives the spread on the Lehman Brothers CMBS Index and specific ABS securities plus a constant spread and receives or pays the market value change of the index.

The following is a summary of the Interest Rate Agreements as of December 31:

	Contract or	Estimated		Weighted Average
	Notional	Fair Value		Interest Rate
	Amount	Asset	Liability	Payable	Receivable

2005
Total return swaps — receive total return CMBS investment grade total return,	$50,000	$116	—	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index

Total return swaps — receive total return on CMBS investment grade total return	$25,000	$76	—	Bank receives the spread on Banc of America BAS CMBS AAA Index Plus a spread and receives or pays the market value change of index

Total return swaps — receive total return on CMBS investment grade total return	$9,000	$6	—	Bank receives the spread on Banc of America BAS CMBS AA Index Plus a spread and receives or pays the market value change of index.

Total return swaps — receive total return on CMBS investment grade total return	$15,000	—	$(58)	Bank receives the spread on Banc of America BAS CMBS BBB Index Plus a spread and receives or pays the market value change of index

Total return swaps — receive total return on one month LIBOR-based ABS securities	$30,000	—	$(12)	Bank receives the spread on five specific AA floating ABS securities plus a spread of 3 basis points and receives or pays the market value change at maturity.

2004
Total return swaps — receive total return CMBS investment grade total return, pay LIBOR	$95,000	$32	$18	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index

Total return swaps — receive total return on one month LIBOR based ABS securities	$25,000	$63	$0	Bank receives the spread on five specific -A ABS securities plus a spread of 12 basis points and receives or pays the market value change at maturity.

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

The following table shows the various components of the Company’s recorded net gain (loss) on its trading account assets for the years ended December 31.

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2005

Interest rate contracts:
Swaps	$24	$50	$74

MBS and other trading assets	4	(75)	(71)

Total trading portfolio	$28	$(25)	$3

December 31, 2004

Interest rate contracts:
Swaps	$674	$(71)	$603

MBS and other trading assets	1	(31)	(30)

Total trading portfolio	$675	$(102)	$573

December 31, 2003

Interest rate contracts:
Swaps	$1,009	$182	$1,191

MBS and other trading assets	0	(32)	(32)

Total trading portfolio	$1,009	$150	$1,159

The following table shows the Company’s trading securities included in trading account assets as of December 31:

Securities Held for Trading:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005

Mortgage-backed securities and other -	$324	$1	$(2)	$323
Mutual funds	522	2	—	524
CMBS total return swaps	—	198	(70)	128

Trading assets	$846	$201	$(72)	$975

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

Mortgage-backed securities and other -	$383	$6	$(1)	$388
Mutual funds	560	21	—	581
CMBS total return swaps	—	95	(18)	77

Trading assets	$943	$122	$(19)	$1,046

16. DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT
At December 31, 2005, the swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges. During 2005, 2004 and 2003, the ineffective portion of the change in fair value of the cash flow hedges was ($6), $155, and $72, respectively. The fair values for the cash flow swaps in a gain position are reported in Other assets, those in a loss position are reported in Other liabilities. No significant cash flow hedges were discontinued during fiscal years 2005, 2004 or 2003.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable
December 31, 2005 -
Interest rate swaps — pay fixed	$152,000	$33	4.39%	4.42%
receive 3-month LIBOR

December 31, 2004 -
Interest rate swaps — pay fixed	$152,000	$(4,134)	2.35%	4.42%
receive 3-month LIBOR

The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2005:

Maturities	2006	2007	2008	2009	Thereafter
Interest rate swaps:
Notional amount	$23,000	$52,000	$4,000	$25,000	$48,000
Weighted-average payable rate	2.92%	3.80%	3.78%	5.77%	5.15%
Weighted-average receivable rate	4.42%	4.41%	4.18%	4.41%	4.36%
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

The Bank pledges certain mortgage-backed securities as collateral for our interest rate swaps.
17. FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data to develop estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,312	$19,312	$13,238	$13,238
Trading account assets	975	975	1,046	1,046
Securities, available for sale	387,352	387,352	431,206	431,206
Securities, held to maturity	80	84	93	99
Loans receivable, net	672,890	675,326	598,442	615,198
FHLB stock	16,364	16,364	15,134	15,134
Accrued interest receivable	4,463	4,463	3,322	3,322

Liabilities:
Demand deposits	186,933	186,933	174,140	174,140
Certificates of deposits	482,212	479,443	424,042	423,364
FHLB advances	319,000	318,359	316,000	317,043
Securities sold under repurchase agreements	59,013	58,894	79,689	79,952
Subordinated debt	25,774	25,774	25,774	25,774
Due to broker	2,474	2,474	—	—
Accrued interest payable	914	914	765	765
Hedging Instruments - Interest rate swaps	33	33	(4,134)	(4,134)
The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:
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

Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

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

Securities Sold under Repurchase Agreements - The Company has entered into sales of securities under agreements to repurchase. At December 31, 2005, $59 million of the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.

Subordinated Debt - The carrying amount approximates fair value, as the rate is based on current market rates.

Due to Broker – The carrying amount of due to broker approximates fair value due to its short-term nature.

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

Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2005 or 2004, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature

18. RELATED-PARTY TRANSACTIONS
The Bank has contracted with Smith Breeden Associates (SBA) to provide investment advisory services and interest rate risk analysis. A principal of SBA is a director for the Company and the Bank. Several principals and employees of SBA are stockholders of the Company. The amount of consulting expense relating to SBA for the years ended December 31, 2005, 2004 and 2003 was $425,000, $412,000and $365,000, respectively.

In the ordinary course of business, the Bank grants loans to principal officers and directors and their affiliates. In 2005 and 2004, no new loans were granted. The following table is a roll-forward of the related party loan activity and outstanding balances on previously granted loans as of December 31, 2005 and 2004.

Amounts in thousands	2005	2004
Beginning balance	$5,382	$7,597
Additions	—	30
Repayments	(453)	(1,195)
Change in related party status	—	(1,050)

Ending balance	$4,929	$5,382

19. EMPLOYEE BENEFIT PLAN
The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. The expense associated with the employee benefit plan is included in salary and employee benefits in the consolidated statements of earnings. For the plan years ended December 31, 2005, 2004 and 2003, the Company contributed $392,000, $473,000 and $405,000, respectively.

20. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Statements of Financial Condition

	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$2,743	$2,580
Trading account assets	167	163
Investment in subsidiaries	82,446	75,225
Other assets	672	1,029

TOTAL	$86,028	$78,997

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Subordinated debt	$25,774	$25,774
Accounts payable and other liabilities	680	563

Total liabilities	26,454	26,337

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,200,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized; 5,384,843 shares issued and outstanding as of December 31, 2005 and 5,278,934 shares as of December 31, 2004	54	53
Additional paid-in capital	32,059	31,225
Retained earnings	29,458	23,637
Accumulated other comprehensive loss, net of tax	(1,997)	(2,255)

Total stockholders’ equity	59,574	52,660

TOTAL	$86,028	$78,997

Condensed Statements of Earnings

	Year Ended December 31,
	2005	2004	2003
Interest income	$5	$23	$3
Interest expense	1,559	822	500

Net interest expense	(1,554)	(799)	(497)

Other income (loss)	39	(15)	56
Other expense	(1,018)	(1,002)	(867)

Loss before income taxes and equity in subsidiaries	(2,533)	(1,816)	(1,308)
Income tax benefit	994	740	543

Loss before equity in subsidiary	(1,539)	(1,076)	(765)
Equity in net earnings of subsidiary	9,875	9,285	8,178

Net income	$8,336	$8,209	$7,413

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$8,336	$8,209	$7,413
Adjustments:
Equity in net undistributed earnings of subsidiary	(9,875)	(9,299)	(8,178)
(Increase) decrease in unrealized gain in trading assets	(4)	(17)	(20)
Amortization and depreciation	23	(3)	2
(Increase) decrease in other assets	346	11	47
(Decrease) increase in accounts payable and other liabilities	117	(454)	16
Other	—	—	—

Net cash used in operating activities	(1,057)	(1,553)	(720)

Cash Flows from Investing Activities:
Net (increase) decrease in investment securities	—	714	(1,471)
Investment in subsidiary	—	(303)	(460)
Purchase of furniture, fixtures and equipment	—	(99)	—

Net cash used in investing activities	—	312	(1,931)

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options	835	516	69
Cash contribution to subsidiary	—	(7,400)	—
Cash dividends received from Bank	2,900	4,000	—
Cash dividends paid	(2,515)	(4,645)	(1,127)
Increase/(decrease) in subordinated debt	—	10,310	15,464
Repayment of notes payable	—	—	(11,300)

Net cash provided by financing activities	1,220	2,781	3,106

Net (decrease) increase in cash and cash equivalents	163	1,540	455

Cash and cash equivalents, beginning of year	2,580	1,040	585

Cash and cash equivalents, end of year	$2,743	$2,580	$1,040

Supplemental Disclosures
Non-cash investing and financing activities:
Dividend in kind	$—	$—	$(757)

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2005

Interest income	$16,738	$15,847	$15,163	$14,308
Interest expense	9,186	8,285	7,680	6,747

Net interest income	7,552	7,562	7,483	7,561
Provision for loan losses	85	0	200	150

Net interest income after provision for loan loss	7,467	7,562	7,283	7,411
Noninterest income	1,019	1,241	1,046	1,563
Noninterest expense	5,349	5,379	5,138	5,210

Income before provision for income taxes	3,137	3,424	3,191	3,764
Provision for income taxes	1,085	1,326	1,240	1,529

Net income	$2,052	$2,098	$1,951	$2,235

Basic earnings per share	$0.38	$0.39	$0.36	$0.42
Diluted earnings per share	$0.36	$0.37	$0.35	$0.40

2004

Interest income	$14,021	$13,271	$12,727	$12,247
Interest expense	6,432	5,846	5,232	5,208

Net interest income	7,589	7,425	7,495	7,039
Provision for loan losses	100	230	230	90

Net interest income after provision for loan loss	7,489	7,195	7,265	6,949
Noninterest income	1,182	963	930	1,088
Noninterest expense	4,979	4,828	4,870	4,739

Income before provision for income taxes	3,692	3,330	3,325	3,298
Provision for income taxes	1,501	1,351	1,345	1,239

Net income	$2,191	$1,979	$1,980	$2,059

Basic earnings per share	$0.42	$0.38	$0.38	$0.40
Diluted earnings per share	$0.39	$0.35	$0.35	$0.37

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
EQUITY COMPENSATION PLAN INFORMATION
     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2005.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	569,496	$9.77	533,385
Equity compensation plans not approved by security holders (1)	50,944	4.86	—

Total	620,440	$9.36	533,385

(1)	During 1996, we granted 180,000 options to Smith Breeden Associates for financial advisory services provided to us in connection with our acquisition of Los Padres Bank. For further information regarding these options refer to footnote No. 11 of our Consolidated Financial Statements in Item 8 hereof.
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
     (1) The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:
Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.

Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.
     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
(b) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003. (2)

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003 (2)

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003 (2)

4.4	Indenture Agreement dated September 27, 2004 (2)

4.5	Amended and Restated Declaration of Trust of Harrington West Capital Trust II dated September 27, 2004 (2)

4.6	Guarantee Agreement dated September 27, 2004 (2)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

EXHIBIT NO.	DESCRIPTION
10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003. (2)

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003. (2)

10.2.4	Seventh Amendment to Amended and Restate Credit Agreement dated September 16, 2004.(2)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny and Smith Breeden Associates, Inc. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

10.8	2005 Equity Based Compensation Plan (2)

10.9	Smith Breeden Associates, Inc. Portfolio Advisory & Rate Risk Analysis Agreement (2)

11	Statement re computation of per share earnings – Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.

14	Code of Ethics (3)

23	Consent of Deloitte and Touche LLP

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 11, 2003.

(3)	Previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

March 30, 2006	By:	/s/ Craig J. Cerny

Craig J. Cerny
Chairman of the Board
and Chief Executive Officer

March 30, 2006	By:	/s/ William W. Phillips, jr.

William W. Phillips, Jr.
President, Chief Operating Officer and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Craig J. Cerny Craig J. Cerny	Chairman of the Board and Chief Executive Officer	March 30, 2006

/s/ William W. Phillips William W. Phillips, Jr.	Director, President, Chief Operating Officer and Chief Financial Officer	March 30, 2006

/s/ Stanley J. Kon Stanley J. Kon	Director	March 30, 2006

/s/ John J. McConnell John J. McConnell	Director	March 30, 2006

/s/ Paul O. Halme Paul O. Halme	Director	March 30, 2006

/s/ William D. Ross William D. Ross	Director	March 30, 2006