Form 10-Q
period 2006-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2006-05-11
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
          Large accelerated filer      ☐                    Accelerated filer     ☐                     Non-accelerated filer     ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     5,447,643 shares of Common Stock, par value $0.01 per share, outstanding as of May 04, 2006.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Financial Condition as of March 31, 2006 (Unaudited) and December 31, 2005	2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	3

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three months ended March 31, 2006 (Unaudited) and Year Ended December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

Part II — Other Information

Item 1. Legal Proceedings	30

Item 1A Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

Certifications	32
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1—FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except share data)	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$18,540	$19,312
Trading account assets	1,210	975
Securities available for sale	365,840	387,352
Securities held to maturity	77	80
Loans receivable, net of allowance for loan losses of $5,800 and $5,661 at March 31, 2006 and December 31, 2005, respectively	683,868	672,890
Accrued interest receivable	4,309	4,463
Real estate owned	1,050	—
Premises and equipment, net	11,547	10,276
Due from broker	2,101	—
Prepaid expenses and other assets	4,482	3,783
Investment in FHLB stock, at cost	16,556	16,364
Income taxes receivable	—	251
Bank-owned life insurance	17,853	17,621
Deferred tax asset	—	137
Goodwill	5,496	5,496
Core deposit intangible, net	1,124	1,187

TOTAL ASSETS	$1,134,053	$1,140,187

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$645,390	$619,213
Non-interest bearing	51,373	49,932

Total Deposits	696,763	669,145

FHLB advances	285,000	319,000
Securities sold under repurchase agreements	59,134	59,013
Subordinated debt	25,774	25,774
Due to broker	—	2,474
Accrued interest payable and other liabilities	3,422	5,207
Income taxes payable	1,016	—
Deferred tax liability	586	—

TOTAL LIABILITIES	1,071,695	1,080,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value; 10,800,000 shares authorized: 5,418,843 and 5,384,843 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	54	54
Additional paid-in capital	32,333	32,059
Retained earnings	30,878	29,458
Accumulated other comprehensive loss, net of tax	(907)	(1,997)

Total Stockholders’ Equity	62,358	59,574

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,134,053	$1,140,187

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Dollars in thousands, except share data

	Three months ended
	March 31,
	2006	2005
INTEREST INCOME
Interest on loans	$12,654	$9,908

Interest and dividends on securities	5,010	4,400

Total interest income	17,664	14,308

INTEREST EXPENSE
Interest on deposits	5,247	3,085
Interest on FHLB advances and other borrowings	4,611	3,662

Total interest expense	9,858	6,747

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,806	7,561

PROVISION FOR LOAN LOSSES	140	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,666	7,411

OTHER INCOME (LOSS)
Net gain/(loss) on sale of AFS securities	(466)	50
Income from trading assets	721	662
Other income (loss) gain	(4)	(7)
Banking fee income	915	858

Total other income	1,166	1,563

OTHER EXPENSES
Salaries & employee benefits	3,007	2,811
Premises & equipment	854	904
Insurance premiums	131	125
Marketing	105	99
Computer services	192	181
Consulting fees	302	362
Office expenses & supplies	243	214
Other	558	514

Total other expenses	5,392	5,210

INCOME BEFORE INCOME TAXES	3,440	3,764

INCOME TAXES	1,342	1,529

NET INCOME	$2,098	$2,235

BASIC EARNINGS PER SHARE	$0.39	$0.42

DILUTED EARNINGS PER SHARE	$0.38	$0.40

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,410,370	5,291,640

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,564,236	5,616,246

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Income	Equity
Balance, January 1, 2005	5,278,934	$53	$31,225	$23,637		($2,255)	$52,660

Comprehensive income:

Net income				8,336	$8,336		8,336
Other comprehensive income, net of tax
Unrealized (losses) on securities					(2,270)	(2,270)	(2,270)
Effective portion of change in fair value of cash flow hedges					2,528	2,528	2,528

Total comprehensive income					$8,594

Stock options, exercised, including tax benefit of $250	105,909	1	834				835

Dividends on common stock				(2,515)			(2,515)

Balance, December 31, 2005	5,384,843	54	32,059	29,458		(1,997)	59,574

Comprehensive income:
Net income				2,098	$2,098		2,098
Other comprehensive income, net of tax
Unrealized gains on securities					46	46	46
Effective portion in change in fair value of cash flow hedges					1,044	1,044	1,044

Total comprehensive income					$3,188

Stock options, exercised	34,000		165				165
Stock options expensed			109				109

Dividends on common stock				(678)			(678)

Balance, March 31, 2006	5,418,843	$54	$32,333	$30,878		($907)	$62,358

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2006	2005
DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding (loss) arising during period, net of tax (benefit) expense of ($124) and ($511) for the three-months ending March 31, 2006 and 2005, respectively	$(238)	$(745)
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of ($182) and $20 for the three months ended March 31, 2006 and 2005, respectively	(284)	30

Net unrealized (loss) on securities, net of tax (benefit) expense of $58 and ($533) for the three months ended, March 31, 2006 and 2005, respectively	$46	$(775)

Unrealized net gain (loss) on cash flow hedges, net of tax expense (benefit) of $667 and $1,282 for the three months ending March 31, 2006 and 2005, respectively	$1,043	$1,868
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of ($1) and $50 for the three months ended March 31, 2006 and 2005, respectively	(1)	73

Net unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $668 and $1,232 for the three months ended March 31, 2006 and 2005, respectively	$1,044	$1,795

Total change in Other Comprehensive Income	$1,090	$1,020

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,098	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(218)	139
Depreciation and amortization	335	345
Amortization of premiums and discounts on loans receivable and securities	589	714
Provision for loan losses	140	150
Loss (gain) on sale of investment securities	340	(50)
Activity in securities held for trading	(235)	135
FHLB stock dividend	(192)	—
(Increase) decrease in accrued interest receivable	154	(109)
Increase (decrease) in income taxes (payable) receivable	1,267	677
Stock options expensed	109	—
Deferred income taxes	723	701
(Increase) decrease in prepaid expenses and other assets	(688)	(22)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(3,880)	(2,325)

Net cash provided by operating activities	542	2,590

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(11,969)	(23,361)
Proceeds from sales of securities available for sale	15,373	3,045
Principal paydowns on securities available for sale	22,064	19,699
Principal paydowns on securities held to maturity	3	2
Purchases of securities available for sale	(18,464)	(14,844)
Net purchase of premises and equipment	(1,547)	(557)
Sale (purchase) of FHLB Stock	—	(329)

Net cash (used in) provided by investing activities	5,460	(16,345)

Cash flows from financing activities:
Net (decrease) increase in deposits	27,618	3,336
(Decrease) Increase in securities sold under agreements to repurchase	121	(210)
(Decrease) increase in FHLB advances	(34,000)	9,000
Exercise of stock options on common stock	165	561
Dividends paid on common stock	(678)	(581)

Net cash (used in) provided by financing activities	(6,774)	12,106

Net (decrease) increase in cash and cash equivalents	(772)	(1,649)
Cash and cash equivalents at beginning of period	19,312	13,238

Cash and cash equivalents at end of period	$18,540	$11,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$8,101	$6,236
Income Taxes	$60	$—
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company — Harrington West Financial Group, Inc., is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), referred to herein on a consolidated basis as the “Company”. The Bank is a federally chartered savings bank which provides a broad menu of financial services to individuals and small to medium-sized businesses. The Bank operates 15 banking offices, eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and two banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $145.2 million in assets under management or custody, which offers services to individuals and small institutional clients on a fee basis by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded funds.
Basis of Presentation — The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, valuation of investment securities and derivatives, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United State of America. Actual results could differ from those estimates.
The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005, included in the Annual Report on Form 10-K.
Allowance for Loan Losses — Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
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
In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Allocations of the allowance for loan losses to non-homogenous loan pools are developed by loan type and risk factor and are based on historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, trends in criticized assets, regional and national economic conditions, changes in lending policies and procedures, trends in local real estate values and changes in volumes and terms of the loan portfolio.
Homogenous (consumer and residential mortgage) loan allocations of the allowance for loan losses are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.
Management believes the level of the allowance as of March 31, 2006 is adequate to absorb losses inherent in the loan portfolio.
Stock-Based Compensation — Effective January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provision of Financial Accounting Standard Board Statement (SFAS) 123(R), “Share-based Payment.” Under SFAS 123(R), compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method. The compensation cost is then amortized straight-line over the vesting period. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected option term, expected volatility of the Company’s stock, the risk-free interest rate, annual dividend yield and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company assumes a forfeiture rate of 3% annually.
Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. No stock-based compensation was recognized on employee stock options in the Consolidated Income Statement before January 1, 2006. Accordingly, financial statement amounts for the prior periods presented in this Form 10Q have not been restated to reflect the fair value method of expensing share-based compensation. Had the Company adopted SFAS 123(R) in prior periods, the impact on the net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed in the tables on page 11 of this document.
As a result of adopting SFAS 123(R), total stock-based compensation resulted in a decrease to income before income taxes for the quarter ended March 31, 2006 of $109 thousand and a decrease to net income of $96 thousand after tax. The pre-tax compensation expense throughout the four year vesting period through December 31, 2009 is estimated to be $1,484 thousand.
As of March 31, 2006, we have the following share-based compensation plans:
2005 Equity Based Compensation Plan — In May 2005, Company stockholders approved the 2005 Equity Based Compensation Plan (the”Plan”). The principal purpose of the 2005 Plan is to promote the success of the Company by attracting, motivating, and retaining key employees, including officers, and directors of the Company, through the grant of stock-based compensation awards and incentives for high levels of individual performance and improved financial performance of the Company. The availability of stock options and other equity awards combined with the ability to condition vesting of those awards on performance based criteria can provide the Company flexibility not found in the previous 1996 Stock Option Plan. This flexibility will help the Company craft compensation practices that better align management’s interest with those of the stockholders.
The material aspects of the 2005 Plan are as follows:
•	the 2005 Plan authorizes the granting of:
Incentive Stock Options;
Non-Qualified Stock Options;
Stock Appreciation Rights (“SARs”);
Restricted Stock Awards;
Restricted Stock Units; and
Performance Share Cash Only Awards
•	vesting restrictions on awards may be time based and/or performance based;

•	participation in the 2005 Plan is limited to officers at the level of Vice President or above and other employees who provide substantial services to the Company as well as the Company’s directors;

•	the 2005 Plan provides for a maximum of a “floating” ten percent (10%) of the Company’s issued and outstanding shares of common stock that may be delivered for awards subject to adjustment as set forth therein; and

•	the maximum number of Incentive Stock Options (ISO) that may be issued under the Plan is the lesser of 1,000,000 or the maximum number of shares allocated to the Plan.

•	the right to acquire stock may not remain outstanding more than 10 years after the grant date, and any ISO Award granted to any eligible employee owning more than 10% of the Company’s stock must be granted at 110% of the fair market value of the stock. Awards do not vest or become exercisable until six months after the date of grant.

The following table summarized the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied.

Three months ended
March 31, 2005
Pro Forma Results

Net income:
As reported	$2,235
Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	55

Pro forma net income (APB 25)	$2,180

Earnings per share — basic:
As reported	$0.42
Pro forma	$0.41

Earnings per share — diluted:
As reported	$0.40
Pro forma	$0.39
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For purposes of this computation, the significant assumptions used for the three-month periods ending March 31, 2006 and March 31, 2005 computed on a weighted average basis, were:

	2006	2005
Risk free interest rate:	4.36%	4.3%

Expected option term (years):	6.68	9.00

Expected stock price volatility:	51.3%	40.7%

Contractual lives	10	10

Dividend yield	2.98%	2.66%

Weighted average fair value of options granted	$7.09	$8.20

The following table summarizes the Company’s stock option plan activity and changes during the three months ended March 31, 2006.

	March 31,
($ in Thousands Except Per Share Information)	2006
		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Incentive stock options:
Outstanding, beginning of year	620,440	$9.60
Granted	102,000	$16.80
Expired unexercised	(1,000)	$16.88
Options exercised	(34,000)	$4.86

Outstanding, end of the period	687,440	$10.90	$3,848

Exercisable, end of the period	454,426	$8.21	$3,637

Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset, (“SFAS 156”), an amendment of FASB Statement No. 140. SFAS 156 permits an entity to choose either to continue the current practice of amortizing servicing assets and assessing such assets for impairment, or to report servicing assets at fair value. The statement may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006. Although it is not anticipated that adoption will have a material impact on our financial condition or results of operations, the Company is in the process of evaluating the impact of this standard on its consolidated results of operation and financial position.
3. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,098	5,410,370	$0.39
Effect of dilutive stock options		153,866	(0.01)

Diluted EPS	$2,098	5,564,236	$0.38

	Three months ended March 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,235	5,291,640	$0.42
Effect of dilutive stock options		324,606	(0.02)

Diluted EPS	$2,235	5,616,246	$0.40

4. COMMITMENTS AND CONTINGENCIES
The following tables present our contractual obligations and commercial commitments as of March 31, 2006.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$515,718	$479,976	$153	$25,258	$10,331
FHLB advances	285,000	266,000	—	19,000	—
Reverse Repurchase Agreements	59,134	134	44,000	15,000	—
Leases	21,166	1,295	2,634	2,694	14,543
Subordinated debt	25,774	—	—	—	25,774

Total contractual obligations	$906,792	$747,405	$46,787	$61,952	$50,648

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$41,609	$35,183	$3,506	$824	$2,096
Consumer lines of credit(1)	48,335	3,239	—	402	44,694
Undisbursed portion of loans in process	77,473	35,763	41,710	—	—
Approved but, unfunded mortgage loans	5,832	5,832	—	—	—
Approved but, unfunded commercial loans	3,320	3,320	—	—	—
Approved but unfunded consumer loans	1,931	1,931	—	—	—
Letters of credit	4,522	3,022	1,500	—	—

Total commitments	$183,022	$88,290	$46,716	$1,226	$46,790

(1)	Line of credit with no stated maturity date is included in commitments for less than one year.
Item 2: Management’s Discussion and Analysis of Final Results of the Quarter
Corporate Profile
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
     While employing this strategy, we have expanded our banking facilities from four to fifteen offices since 1996. We operate eleven full-service offices on the central coast of California along Highway 101 from Thousand Oaks to Atascadero, two banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. We are considering additional expansion opportunities in each region and plan to open two to three offices every eighteen months. We evaluate opportunities for acquiring entities, which offer financial services, but remain value-oriented. We expect acquisitions will be accretive to earnings per share within a twelve-month period.
Product Line Diversification
     Over the last six years, we have broadened our product lines to diversify revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small- to medium-sized businesses and developed our consumer lending lines to include home equity lines of credit. In 2001, we added Internet banking and bill pay services to augment our in-branch services and consultation. In 2003, we further expanded mortgage banking and brokerage activities in all of our markets. In 2004, we implemented the Overdraft Privilege Program and started to offer brokerage and insurance products through an alliance with UVEST, Inc.
Modern Financial and Investment Management Skills
     We have considerable expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen of his twenty years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage related securities to enhance our earnings. Our goal is to produce a pre-tax return on these investments of approximately 1.00% over the related funding sources. We believe our ability to price loans and investments on an option-adjusted spread basis and then manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, which do not offer these products due to their inability or unwillingness to manage the interest rate risk.
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
Profitability Drivers
     We expect these factors will drive more consistent and growing profitability in the future:
1.	Steady development and growth of loans, deposits, and investment management and trust accounts in all of our markets.

2.	Changing the loan mix to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity lines.

3.	Growing our non-costing consumer and commercial deposits and continuing to change the overall deposit mix to core deposit accounts.

4.	Diversifying and increasing our banking fee income through existing and new sources such as our overdraft protection program, loan income from mortgage banking, prepayment penalties, and Harrington Wealth Management trust and investment revenue.

5.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum.

6.	Controlling interest rate risk of the institution to a low level and seeking high credit quality of the loan and investment portfolios.
Together, we believe these factors will contribute to more consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections.
Results of Operations
     The Company reported net income of $2.1 million for the three months ended March 31, 2006, as compared to $2.2 million for the three months ended March 31, 2005, a decrease of $137 thousand or 6.1%. The decrease in net income was primarily driven by a decrease in net gains on trading assets and securities. On a diluted earnings per share basis, the Company earned $.38 per share for the three months ended March 31, 2006, compared to $.40 per share for the three months ended March 31, 2005. Return on average equity was 14.0% in the March 2006 quarter compared to 16.5% in the same period in 2005.
     The Company’s net interest income after provision for loan losses increased by $255 thousand or 3.4% to $7.7 million in the three months ended March 31, 2006 over the prior comparable period in 2005. The increase in the Company’s net interest income during the period reflected the continued growth in its interest-earning assets and its increased focus on higher spread-earning loans, primarily commercial and industrial, commercial real estate, and multi-family residential real estate loans. The net interest margin was relatively stable, decreasing 1 basis point to 2.83% during the three months ended March 31, 2006, when compared to 2.84% in the same period of 2005. The margin has been affected by the lag in the repricing of some floating rate loans (lagging prime based and COFI loans), investments, and three month LIBOR based interest rate swap hedges relative to the repricing of the Company’s daily floating rate borrowings, offset by higher margin prime-based construction and commercial loans with fees. See “Asset and Liability Management” and Item 3 of this Part I — “Quantitative and Qualitative Disclosures about Market Risks.”

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

	Three months ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$684,183	$12,654	7.43%	$614,185	$9,908	6.45%

FHLB stock	16,396	194	4.80%	15,388	145	3.78%
Securities and trading account assets (2)	388,578	4,765	4.91%	426,506	4,220	3.96%
Cash and cash equivalents (3)	11,442	51	1.81%	8,898	35	1.57%

Total interest-earning assets	1,100,599	17,664	6.44%	1,064,977	14,308	5.37%

Noninterest-earning assets	46,948			25,629

Total assets	$1,147,547			$1,090,606

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$110,680	$549	2.01%	$119,486	$386	1.29%
Passbook accounts and certificates of deposit	514,849	4,698	3.70%	449,105	2,699	2.40%

Total deposits	625,529	5,247	3.40%	568,591	3,085	2.17%

FHLB advances (4)	322,100	3,712	4.67%	320,900	2,812	3.51%
Reverse Repurchase Agreements	59,102	436	2.95%	79,611	514	2.58%
Other borrowings (5)	25,774	463	7.19%	25,000	336	5.38%

Total interest-bearing liabilities	1,032,505	9,858	3.85%	994,102	6,747	2.71%

Non-interest-bearing deposits	48,595			35,164
Non-interest-bearing liabilities	5,747			7,054

Total liabilities	1,086,847			1,036,320
Stockholders’ equity	60,700			54,286

Total liabilities and stockholders’ equity	$1,147,547			$1,090,606

Net interest-earning assets (liabilities)	$68,094			$70,875

Net interest income/interest rate spread		$7,806	2.59%		$7,561	2.66%

Net interest margin			2.83%			2.84%

Ratio of average interest-earnings assets to average interest-bearing liabilities			106.60%			107.13%

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and note payable under a revolving line of credit.

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

	Three Months Ended
	March 31, 2006 vs. March 31,2005
	Increase (decrease) due to:
				Total Net
				Increase
	Rate	Volume	Rate/ Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable (1)	$6,019	$4,515	($7,788)	$2,746
FHLB stock	157	38	(146)	49
Securities and trading account assets (2)	4,052	(1,502)	(2,005)	545
Cash and cash equivalents (3)	21	40	(45)	16

Total net change in income on interest- earning assets	10,249	3,091	(9,984)	3,356

Interest-bearing liabilities:
Deposits
NOW and money market accounts	860	(114)	(583)	163
Passbook accounts and certificates of deposit	5,838	1,578	(5,417)	1,999

Total deposits	6,698	1,464	(6,000)	2,162
FHLB advances (4)	3,722	42	(2,864)	900
Reverse Repurchase Agreements	295	(529)	156	(78)
Other borrowings (5)	453	42	(368)	127

Total net change in expense on interest- bearing liabilities	11,168	1,019	(9,076)	3,111

Change in net interest income	($919)	$2,072	($908)	$245

1)	Includes non-accrual loans. Interest income includes fees earned on loans originated.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of subordinated debt and a note payable under a revolving line of credit.

     The Company reported interest income of $17.7 million for the three months ended March 31, 2006, compared to $14.3 million for the three months ended March 31, 2005, an increase of $3.4 or 23.5%. The primary reasons for the increase during the period were the growth in average interest earning assets and the increase in floating loans and their related interest rates due to higher market interest rates.
     The Company reported total interest expense of $9.9 million for the three months ended March 31, 2006, compared to $6.7 million for the three months ended March 31, 2005, an increase of $3.1 million or 46.1%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and an increase in the average rate on interest-bearing liabilities as a result of the upward repricing of interest bearing-liabilities due to rising market interest rates.
     HWFG added $140 thousand to its allowance for loan losses in the March 2006 quarter. Total specific and general allowances for loan losses equaled $5.8 million or 0.85% of net loan balances at March 31, 2006. The Company had no nonperforming loans at December 31, 2005. After virtually no non-performing loans over the last several quarters, one business loan and its related owner-occupied real estate loan in the Kansas City market became non-performing in the quarter due to a severe weakness in the operating fundamentals of the business. At March 31, 2006, HWFG had $466 thousand of non-performing loans and $1.1 million of real estate owned at fair market value, virtually all related to this business credit. Specific reserves of $284 thousand have been provided against all non-performing loans. The $140 thousand provision in the March 2006 quarter is a result of the $284 thousand specific reserve discussed above, offset by an improvement in other impaired loans.
The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$5,661	$5,228

Charge-offs:
Real estate loans
Single-family residential
Multi-family residential
Commercial
Consumer and other loans	(1)	(1)

Total charge-offs	(1)	(1)

Net charge-offs	(1)	(1)

Provision (credit) for losses on loans	140	150

Balance at end of period	$5,800	$5,377

Allowance for loan losses as a percent of total loans outstanding	0.84%	0.85%

Ratio of net charge-offs to average loans outstanding	—%	—%

     The Company’s total other income, which includes gain and losses on securities, other assets, and loans, deposits, borrowings, and trading assets, plus banking fee income amounted to $1.2 million for the quarter ending March 31, 2006 compared to $1.6 million during the same quarter last year, a decrease of $397 thousand or 25.4%. The decrease in other income was primarily attributable to a loss on the sale of AFS securities of $466. Banking fee income increased by $57 thousand or 6.6% in the March 2006 quarter over the March 2005 quarter.
     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. That is, as spreads tighten, net mark-to-market gains are generated, and as spreads widen, net mark-to-market losses occur on these instruments. The trading portfolio, consisting largely of investment grade rated commercial mortgage securities (CMBS) and home equity asset backed total return swaps, continued to perform very favorably in the quarter due to tighter spreads between CMBS and ABS yields and their comparable duration LIBOR yields, These gains were partially offset by selling some of the very tight spread mortgage backed securities in the available-for-sale portfolio at losses due to interest rate increases, resulting in a net gain of $255 thousand for the march 2006 quarter.
     Management measures the performance of the investment portfolio on the spread between its total return (interest income plus net gains and losses on securities and hedges) and one month LIBOR with a goal spread of approximately 1.00%. Management expects to manage the size of the investment portfolio opportunistically as equity capital levels warrant and based on the growth of core banking assets and liabilities.
     Banking fee income amounted to $915 thousand for the quarter ending March 31, 2006 compared to $858 thousand during the same quarter last year, an increase of $57 thousand or 6.6%. Fees on deposits and trust fees from the Company’s subsidiary, Harrington Wealth Management Company and income from bank-owned life insurance (BOLI), were the main source of the growth in banking fee income. Deposit and other retail banking fee income contributed $319 thousand for the March 2006 quarter, an increase of $2 thousand or 0.9% over the same quarter last year. Harrington Wealth Management’s trust fee income contributed $197 thousand for the three-months ending March 2006, an increase of $33 thousand or 20.1%, compared to the same period in 2005, and BOLI added $191 thousand over the March 2005 quarter.

The following chart shows the comparison of banking fee income sources for the March 2006 quarter and year-to-date period over the same periods in 2005.

	March	March
	2006	2005
Banking Fee Type	Quarter	Quarter	% Change
Mortgage Brokerage Fees, Prepayment Penalties and Other Loan Fees	$ 208	$ 377	(44.8)%
Deposit, Other Retail Banking Fees and Other Fee Income	319	317	.6%
Harrington Wealth Management Fees	197	164	20.1%
BOLI	191	—	n/a

	$915	$858	6.6%

     The Company’s general and administrative expenses were $5.4 million during the three months ended March 31, 2006, as compared to $5.2 million in the March 31, 2005 quarter. The growth in operating expenses has largely resulted from three areas: (1) the cost to implement, support, and operate new banking offices in the Company’s markets, (2) the increase in lending officers, and (3) the implementation of FAS123(R) related to the expensing of stock option grants. The expensing of stock options added $109 thousand in additional expense in the March 2006 quarter over the March 2005 quarter. These increases have been somewhat offset by lower SOX 404 implementation expense.
     Net income was favorably impacted in the March 2006 quarter by a reduction in the Company’s effective tax rate due to the taxable income being earned and apportioned to states with lower tax rates and BOLI. The effective tax rate was 39.0% in the March 2006 quarter compared to 40.6% in the March 2005 quarter.
Financial Condition
     The Company’s total assets decreased $6.1 million or .5% during the quarter to $1.1 billion at March 31, 2006. The decrease was attributable to the sale of securities of $15.4 million during the quarter, offset by loan growth of $11 million. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. Although the Company continues to emphasize single-family residential loan products that meet its customers’ needs, the Company now generally brokers such loans on behalf of third party investors in order to generate fee income. As part of its strategic plan to diversify its loan portfolio, the Company has been increasing its emphasis on loans secured by commercial real estate, multi-family residential, consumer and commercial and industrial loans. Single-family residential loan balances decreased to $111.5 million at March 31, 2006, compared to $115.9 million at December 31, 2005, a decrease of $4.4 million, while non-single-family loans, as a group, increased to $580.8 million at March 31, 2006, compared to $565.5 million at December 31, 2005, an increase of $15.3 million.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	March 31, 2006		December 31, 2005		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount
Real Estate Loans:

Single-family	$111,535	16.1%	$115,925	17.0%	$(4,390)
Multi-family	82,351	11.9	80,855	11.9	1,496
Commercial	252,715	36.5	253,208	37.2	(493)
Construction (1)	83,498	12.0	70,883	10.4	12,615
Land acquisition and development	39,282	5.7	36,085	5.3	3,197
Commercial and industrial loans	95,302	13.8	96,566	14.2	(1,264)
Consumer loans	26,276	3.8	26,653	3.9	(377)
Other loans (2)	1,406	0.2	1,271	0.1	135

Total loans receivable	692,365	100.0%	681,446	100.0%	10,919

Less:

Allowance for loan loss	(5,800)		(5,661)		(139)
Net deferred loan fees	(2,280)		(2,498)		218
Net premiums	(417)		(397)		(20)

	(8,497)		(8,556)		59

Loans receivable, net	$683,868		$672,890		$10,978

(1)	Includes loans secured by residential, land and commercial properties. At March 31, 2006, we had $61.3 million of construction loans secured by residential properties, $7.4 million secured by commercial properties and $14.8 million for land development.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
Securities classified as available for sale decreased to $365.8 million at March 31, 2006, as compared to $387.4 million at December 31, 2005, a decrease of $21.5 million or 5.6%. With the tighter spreads on mortgage and related investments in recent quarters, management has become more selective and has reduced the investment portfolio by $55.8 million from March 31, 2005 to March 31, 2006. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:
March 31, 2006

Mortgage-backed securities — pass through	$112,975	$79	$(2,433)	$110,621
Collateralized mortgage obligations	72,250	—	(1,069)	71,181
Commercial mortgage-backed securities	40,027	—	(521)	39,506
Asset-backed securities (underlying securities mortgages)	141,056	883	(199)	141,740
Asset-backed security	2,767	75	(50)	2,792

	$369,075	$1,037	$(4,272)	$365,840

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities Available for Sale:
December 31, 2005

Mortgage-backed securities — pass through	$125,153	$126	$(2,439)	$122,840
Collateralized mortgage obligations	80,470	25	(964)	79,531
Commercial mortgage-backed securities	40,647	—	(468)	40,179
Asset-backed securities (underlying securities mortgages)	141,086	659	(181)	141,564
Asset-backed security	3,335	52	(149)	3,238

	$390,691	$862	$(4,201)	$387,352

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

     The following table discloses security balances by categories that are at an unrealized loss at March 31, 2006 with the corresponding duration of the loss. Included in the table are 69 securities that have been in an unrealized loss position for less than a year and 69 securities that have been in an unrealized loss position for more than one year: 52 mortgage backed securities, 6 collateralized mortgage obligation securities, 4 commercial mortgage-backed securities, and 7 asset-backed securities. Although the securities have varying levels of credit risk, the Company believes that the unrealized loss associated with the mortgage-backed securities is attributable to changes in interest rates and spreads. Management has concluded that none of these securities is other than temporarily impaired and the full recovery of principal and interest is expected if held to maturity. The Company has the ability to hold these securities until recovery.

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
	as of March 31, 2006
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$51,935	$(797)	$49,186	$(1,636)	$101,121	$(2,433)
Collateralized mortgage obligations	49,560	(251)	21,622	(818)	71,182	(1,069)
Commercial mortgage-backed securities	33,063	(401)	6,443	(120)	39,506	(521)
Asset-backed securities (underlying securities mortgages)	23,937	(126)	2,636	(73)	26,573	(199)
Asset-backed securities	—	—	2,098	(50)	2,098	(50)

	$158,495	$(1,575)	$81,985	$(2,697)	$240,480	$(4,272)

	Less than 12 Months		12 Months or More		Total
	(Dollars in thousands)
	as of December 31, 2005
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — pass through	$55,827	$(684)	$55,881	$(1,755)	$111,708	$(2,439)
Collateralized mortgage obligations	29,370	(175)	26,270	(789)	55,640	(964)
Commercial mortgage-backed securities	33,517	(332)	6,662	(136)	40,179	(468)
Asset-backed securities (underlying securities mortgages)	25,237	(136)	2,923	(45)	28,160	(181)
Asset-backed securities	—	—	2,433	(149)	2,433	(149)

	$143,951	$(1,327)	$94,169	$(2,874)	$238,120	$(4,201)

     The asset-backed security with unrealized losses is collateralized by a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $2.1 million and $2.4 million as of March 31, 2006 and December 31, 2005, respectively. The asset-backed securities are of the senior tranches with priority cash flow rights. This medical equipment, asset-backed security is rated B1 by Moody’s and CCC by Fitch, as of March 31, 2006. Management believes the improvement in the unrealized gain/(loss) from ($97) thousand as of December 31, 2005 to $25 thousand as of March 31,

2006 is attributed to the decrease in delinquencies and default rates of the underlying loans. The delinquencies on the underlying loans of these asset-backed securities have dropped from 12.0% as of the December 2005 servicer report to 3.67% per the March 2006 servicer report. As of March 31, 2006, as a result of our senior tranche position, 64.1% or $5.2 million of our outstanding principal has been returned. The average life of the asset-backed security is estimated to be less than one year. The value of the asset-backed securities increased by 4.5 points or $125 thousand from March 31, 2005 to March 31, 2006 due to the improvement in delinquencies, default rates and the repayment of underlying loans. Furthermore, management performs a stress test of the cash flows based on conservative delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on this asset-backed security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment”. Management intends to hold these asset-backed securities until recovery.
     Trading account assets increased to $1.2 million at March 31, 2006, compared to $975 thousand as of December 31, 2005, an increase of $236 thousand or 24.2%. All unrealized and realized losses on these trading securities and total return swaps have been recorded in net income. As of March 31, 2006 and December 31, 2005, the Company’s trading securities included the following assets:

	Amortized	Unrealized	Pledged
	Cost	Gains (Losses)	Fair Value	Securities
	(Dollars in thousands)
March 31, 2006	$892	$318	$1,210	$268

December 31, 2005	$846	$128	$975	$275
     Securities held to maturity decreased to $77 thousand at March 31, 2006, compared to $80 thousand as of December 31, 2005, a decrease of $3 thousand or 3.8%. The decrease relates to principal payments on the mortgage backed securities held to maturity. As of March 31, 2006 and December 31, 2005, the Company’s held to maturity securities included the following:

	Amortized	Unrealized		Pledged
	Cost	Gains (Losses)	Fair Value	Securities
	(Dollars in thousands)
March 31, 2006	$77	$3	$80	$—

December 31, 2005	$80	$4	$84	$—
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
     Total deposits increased to $696.8 million as of March 31, 2006, as compared to $669.1 million as of December 31, 2005, an increase of $27.6 million or 4.1%. Deposit growth was propelled by the

Company’s promotion of its Diamond Certificate of Deposit (CD). The Diamond CD allows the customer liquidity to add or withdraw funds above a minimum deposit of $25,000. Should the interest rate we pay on the Diamond CD increase during its 10-month term, the customer is allowed a one-time increase in its interest rate for the remaining term. Non-interest bearing deposits reached $51.4 million at March 31, 2006 compared with $49.9 million at December 31, 2005, an increase of $3.0 million or 6.0%. This increase in non-interest bearing deposits has contributed to reducing overall deposit cost despite rising market interest rates in 2006.
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $285.0 million at March 31, 2006, compared to $319.0 million at December 31, 2005, a $34.0 million or 11.0% decrease. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
     Stockholders’ equity increased to $62.4 million at March 31, 2006, as compared to $59.6 million at December 31, 2005, an increase of $2.8 million or 4.7%. The $2.8 million increase in stockholders’ equity was positively influenced by $2.1 million of net income recognized during the three-month period and $1.1 million of other comprehensive income due to an increase in interest rate hedge contracts less dividends of $677 thousand paid in the quarter.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 17.2% at March 31, 2006. At March 31, 2006, Los Padres Bank’s “liquid” assets totaled approximately $112.1 million.
     In general, the Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At March 31, 2006, the Bank had $285.0 million in FHLB advances and had $112.0 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $67.6 million based on excess collateral pledged at the FHLB as of March 31, 2006.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We anticipate that we will utilize this line of credit as growth opportunities develop and to provide working capital. At March 31, 2006 and December 31, 2005, the Company was not indebted under its revolving line of credit. The OTS requires prior notification and their non-objection before an increase can be made to the borrowings of the Company.
     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility and subordinated debt. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock.
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2006, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At March 31, 2006, the Bank’s Tier 1 (Core) Capital Ratio was 7.07%, Total Risk-Based Capital Ratio was 10.83%, Tier 1 Risk-Based Capital Ratio was 10.13% and Tangible Equity Ratio was 7.07%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares over the next year as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No shares have been repurchased as of March 31, 2006.
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
     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president/chief financial officer, executive vice-president/chief lending officer, senior vice-president/principal accounting officer, president of Harrington Bank, and four non-

employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.
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
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10(K) dated December 31, 2005. There are no changes to these policies as of March 31, 2006.
Cautionary Statement Regarding Forward-Looking Statements.
     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2005 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2006, these prepayment assumptions varied from 5.0% to 43.0% for fixed-rate mortgages and mortgage-backed securities and varied from 6.0% to 68.0% for adjustable-rate mortgages and mortgage-backed securities.
     The following table sets forth at March 31, 2006 the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$36,234	$26,740	$14,946		$(17,514)	$(36,608)	$(56,470)
Market value gain (loss) of liabilities	(23,606)	(16,199)	(8,212)		8,269	16,658	25,185

Market value gain (loss) of net assets before interest rate contracts	12,628	10,541	6,734		(9,245)	(19,950)	(31,285)

Market value gain (loss) of interest rate contracts before tax	(12,788)	(8,284)	(4,029)		3,813	7,428	10,859

Total change in MVPE (2)	$(160)	$2,257	$2,705		$(5,432)	$(12,522)	$(20,426)

Change in MVPE as a percent of:
MVPE(2)	-0.17%	2.45%	2.94%		-5.90%	-13.60%	-22.18%
MVPE post shock ratio (3)	-0.27%	0.01%	0.13%		-0.36%	-0.88%	-1.48%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $92.1 million at March 31, 2006.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
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
Item 1A. Risk Factors
There were no material changes to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2005.
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

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: May 11, 2006	By: /S/ CRAIG J. CERNY Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

By: /S/ WILLIAM W. PHILLIPS William W. Phillips,
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)