Form 10-Q
period 2006-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2006-08-10
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐  Yes     ☑  No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
5,447,643 shares of Common Stock, par value $0.01 per share, outstanding as of July 30, 2006.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005	2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005	3

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2006 and Year Ended December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II — Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1—FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$16,508	$19,312
Trading account assets	786	975
Securities available-for-sale	326,470	387,352
Securities held to maturity	73	80
Loans receivable, (net of allowance for loan losses of $5,614 and $5,661 at June 30, 2006 and December 31, 2005, respectively)	716,176	672,890
Accrued interest receivable	4,680	4,463
Real estate owned	1,021	—
Premises and equipment, net	13,327	10,276
Prepaid expenses and other assets	5,739	3,783
Investment in FHLB stock, at cost	15,608	16,364
Income tax receivable	565	251
Bank owned life insurance (BOLI)	18,043	17,621
Deferred tax asset	—	137
Goodwill	5,496	5,496
Core deposit intangible, net	1,061	1,187

TOTAL ASSETS	$1,125,553	$1,140,187

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$663,168	$619,213
Non-interest bearing	47,954	49,932

Total Deposits	711,122	669,145

FHLB advances	259,000	319,000
Securities sold under repurchase agreements	59,082	59,013
Subordinated debt	25,774	25,774
Due to broker	1,156	2,474
Accrued interest payable and other liabilities	3,591	5,207
Deferred tax liability	1,151	—

TOTAL LIABILITIES	1,060,876	1,080,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized: 5,447,643 shares issued and outstanding as of June 30, 2006 and 5,384,843 shares issued and outstanding December 31, 2005	54	54
Additional paid-in capital	32,811	32,059
Retained earnings	32,272	29,458
Accumulated other comprehensive loss	(460)	(1,997)

Total Stockholders’ Equity	64,677	59,574

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,125,553	$1,140,187

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest on loans	13,286	$10,598	25,939	$20,506
Interest and dividends on securities	4,921	4,565	9,929	8,965

Total interest income	18,207	15,163	35,868	29,471

INTEREST EXPENSE
Interest on deposits	6,119	3,500	11,367	6,585
Interest on FHLB advances and other borrowings	4,391	4,180	9,002	7,842

Total interest expense	10,510	7,680	20,369	14,427

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,697	7,483	15,499	15,044
PROVISION FOR LOAN LOSSES	150	200	290	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,547	7,283	15,209	14,694

OTHER INCOME (LOSS)
Net gain (loss) on sale of available-for-sale securities	(147)	458	(613)	508
Income from trading assets	113	(387)	833	275
Other income gain (loss)	2	1	(3)	(6)
Banking fee and other income	1,194	974	2,111	1,832

Total other income	1,162	1,046	2,328	2,609

OTHER EXPENSES
Salaries & employee benefits	3,055	2,615	6,061	5,426
Premises & equipment	960	994	1,814	1,898
Insurance premiums	88	126	220	251
Marketing	109	73	214	172
Computer services	205	189	397	370
Consulting fees	257	351	560	713
Office expenses & supplies	210	227	452	441
Other	676	563	1,228	1,077

Total other expenses	5,560	5,138	10,946	10,348

INCOME BEFORE INCOME TAXES	3,149	3,191	6,591	6,955

INCOME TAXES	1,076	1,240	2,418	2,769

NET INCOME	$2,073	$1,951	$4,173	$4,186

TOTAL COMPREHENSIVE INCOME	$2,520	$650	$5,710	$3,905

BASIC EARNINGS PER SHARE	$0.38	$0.36	$0.77	$0.79

DILUTED EARNINGS PER SHARE	$0.37	$0.35	$0.75	$0.74

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,446,100	5,360,331	5,428,334	5,326,363

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,588,019	5,639,756	5,567,063	5,620,992

The accompanying notes are an integral part of these condensed financial statements .

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2005	5,278,934	$53	$31,225	$23,637		($2,255)	$52,660

Comprehensive income:

Net income				8,336	$8,336		8,336
Other comprehensive income, net of tax
Unrealized (losses) on securities					(2,270)	(2,270)	(2,270)
Effective portion in change in fair value of cash flow hedges					2,528	2,528	2,528

Total comprehensive income					$8,594

Stock options, exercised, including tax benefit of $250	105,909	1	834				835

Dividends on common stock				(2,515)			(2,515)

Balance, December 31, 2005	5,384,843	54	32,059	29,458		(1,997)	59,574

Comprehensive income:
Net income				4,173	$4,173		4,173
Other comprehensive income, net of tax
Unrealized (losses) on securities					(152)	(152)	(152)
Effective portion in change in fair value of cash flow hedges					1,689	1,689	1,689

Total comprehensive income					$5,710

Stock options exercised, including tax benefit of $194	62,800		530				530
Stock options expensed			222				222
Dividends on common stock				(1,359)			(1,359)

Balance, June 30, 2006	5,447,643	$54	$32,811	$32,272		$(460)	$64,677

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended	Six months ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,173	$4,186
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(172)	311
Depreciation and amortization	686	653
Amortization of premiums and discounts on loans receivable and securities	1,115	1,359
Provision for loan losses	290	350
Loss (Gain) on sale of investment securities	613	(508)
Activity in securities held for trading	189	(66)
FHLB stock dividend	(395)	(309)
(Increase) in accrued interest receivable	(217)	(561)
(Increase) in income taxes receivable	(314)	(418)
Stock Options expensed	222	—
Tax benefit on exercise of stock options	(194)	—
Provision for deferred income taxes	277	24
Decrease (increase) in prepaid expenses and other assets	(1,887)	981
(Decrease) in accounts payable, accrued expenses, And other liabilities	(1,616)	(1,381)

Net cash provided by operating activities	2,770	4,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) in loans receivable	(44,454)	(37,257)
Proceeds from sales of securities available for sale	44,327	38,197
Principal paydowns on securities available for sale	44,334	37,448
Principal paydowns on securities held to maturity	7	5
Purchases of securities available for sale	(28,542)	(46,639)
Purchase bank owned life insurance	—	(17,000)
Acquisition, net of cash acquired	—	(1,954)
Purchase of premises and equipment	(3,614)	(932)
Sale (purchase) of FHLB Stock	1,151	(1,638)

Net cash used in investing activities	13,209	(29,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	41,977	47,154
(Decrease) Increase in securities sold under agreements to repurchase	69	(509)
(Decrease) in FHLB advances	(60,000)	(20,000)
Proceeds from exercise of stock options	530	708
Dividends paid on common stock	(1,359)	(1,171)

Net cash (used in ) provided by financing activities	(18,783)	26,182

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,804)	1,033

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,312	13,238

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,508	$14,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$20,613	$13,123
Income Taxes	$2,240	$2,120
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate fifteen banking offices in three markets as follows: Eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and two banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $148.7 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
Management believes the level of the allowance as of June 30, 2006 is adequate to absorb future losses inherent in the loan portfolio.
Stock-Based Compensation — Effective January 1, 2006 , the Company accounted for stock-based compensation arrangements in accordance with the provision of Financial Accounting Standard Board Statement (SFAS) 123(R), “Share-based Payment.” Under SFAS 123(R), compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method. The compensation cost is then amortized straight-line over the vesting period. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected option term, expected volatility of the Company’s stock, the risk-free interest rate, annual dividend yield and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company assumes a forfeiture rate of 3% annually.
Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. No stock-based compensation was recognized on employee stock options in the Consolidated Income Statement before January 1, 2006. Accordingly, financial statement amounts for the prior periods presented in this Form 10Q have not been restated to reflect the fair value method of expensing share-based compensation. Had the Company adopted SFAS 123(R) in prior periods, the impact on the net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed in the tables on page 9 of this document.
As a result of adopting SFAS 123(R), total stock-based compensation resulted in a decrease to income before income taxes for the quarter ended June 30, 2006, of $113 thousand and a decrease to net income of $74 thousand after tax. For the six-months ending June 30, 2006, total stock-based compensation resulted in a decrease to income before income taxes of $222 thousand and $140 thousand after taxes. The pre-tax future compensation expense throughout the four year vesting period through December 31, 2010, is estimated to be $1.4 million.
As of June 30, 2006, we have the following share-based compensation plan:
2005 Equity Based Compensation Plan — In May 2005, Company stockholders approved the 2005 Equity Based Compensation Plan (the Plan). The principal purpose of the 2005 Plan is to promote the success of the Company by attracting, motivating, and retaining key employees, including officers, and directors of the Company, through the grant of stock-based compensation awards and incentives for high levels of individual performance and improved financial performance of the Company. The availability of stock options and other equity awards combined with the ability to condition vesting of those awards on performance based criteria can provide the Company flexibility not found in the previous 1996 Stock Option Plan. This flexibility will help the Company craft compensation practices that better align management’s interest with those of the stockholders.
     The material aspects of the 2005 Plan are as follows:
•	the 2005 Plan authorizes the granting of:
Incentive Stock Options;
Non-Qualified Stock Options;
Stock Appreciation Rights (“SARs”);
Restricted Stock Awards;
Restricted Stock Units; and
Performance Share Cash Only Awards
•	vesting restrictions on awards may be time based and/or performance based;

•	participation in the 2005 Plan is limited to officers at the level of Vice President or above and other employees who provide substantial services to the Company as well as the Company’s directors;

•	the 2005 Plan provides for a maximum of a “floating” ten percent (10%) of the Company’s issued and outstanding shares of common stock that may be delivered for awards subject to adjustment as set forth therein; and

•	the maximum number of Incentive Stock Options (ISO) that may be issued under the Plan is the lesser of 1,000,000 or the maximum number of shares allocated to the Plan;

•	the right to acquire stock may not remain outstanding more than 10 years after the grant date, and any ISO Award granted to any eligible employee owning more than 10% of the Company’s stock must be granted at 110% of the fair market value of the stock. Awards do not vest or become exercisable until six months after the date of grant.

The following table summarized the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied.

	Three Months	Six Months
Pro Forma Results	June 30, 2005	June 30, 2005
Net income:
As reported	$1,951	$4,186
Total stock-based employee expense under the fair value based awards, net of related tax effects	$58	$117

Pro forma net income (APB 25)	$1,893	$4,069

Earnings per share — basic:
As reported	$0.36	$0.79
Pro forma	$0.35	$0.76
Earnings per share — diluted:
As reported	$0.35	$0.74
Pro forma	$0.34	$0.72
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For purposes of this computation, the significant assumptions used for the six-month periods ending June 30, 2006, and June 30, 2005, computed on a weighted average basis, were:

	2006	2005
Risk free interest rate:	4.98%	4.31%
Expected option term (years):	6.93	9.00
Expected stock price volatility:	52.79%	41.12%
Contractual lives	10	10
Dividend yield	3.11%	2.90%
Weighted average fair value of options granted	$7.08	$8.08
The following table summarizes the Company’s stock option plan activity and changes during the six months ended June 30, 2006.

	June 30,
	2006
		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
($ in Thousands Except Per Share Information)	Shares	Price	Value
Incentive stock options:
Outstanding, beginning of year	620,440	$9.60
Granted	102,500	$16.80
Expired unexercised	(1,000)	$16.88
Options exercised	(62,800)	$5.35

Outstanding, end of the period	659,140	$11.12	$3,463

Exercisable, end of the period	427,526	$8.37	$3,275

Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. We do not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
2. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
(net income amounts in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,073	5,446,100	$0.38	$4,173	5,428,334	$0.77
Effect of dilutive stock options		141,919	(0.01)		138,729	(0.02)

Diluted EPS	$2,073	5,588,019	$0.37	$4,173	5,567,063	$0.75

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,951	5,360,331	$0.36	$4,186	5,326,363	$0.79
Effect of dilutive stock options		279,425	(0.01)		294,629	(0.05)

Diluted EPS	$1,951	5,639,756	$0.35	$4,186	5,620,992	$0.74

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
     While employing this strategy, we have expanded our banking facilities from four to fifteen offices since 1996. We operate eleven full-service offices on the central coast of California from Thousand Oaks to Atascadero, two banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. In August 2006, we expect to open our third Harrington Bank office in Olathe, Kansas, in the Kansas City metropolitan area. We are in the site development stages for our third office in the Phoenix metro in the city of Surprise, Arizona. We are considering additional expansion opportunities in each region and plan to open two to three offices every eighteen months. We evaluate opportunities for acquiring entities, which offer financial services, but remain value-oriented. We expect acquisitions will be accretive to earnings per share within a twelve-month period.

Product Line Diversification
     Over the last seven years, we have broadened our product lines to diversify revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small-to-medium-sized businesses and developed our consumer lending lines to include home equity lines of credit. In 2001, we added Internet banking and bill pay services to augment our in-branch services. In 2003, we further expanded mortgage banking and security brokerage activities in all of our markets. In 2004, we implemented the Overdraft Privilege Program and started to offer brokerage and insurance products through an alliance with UVEST Financial Services, Inc.
Modern Financial and Investment Management Skills
     We have considerable expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years, of his 20 years, in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of 1.00% to 1.25% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, that do not offer these products.
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
Concentrate on Selected Performance Measures
     We evaluate our performance based upon the primary measures of return on average equity, which we seek to maintain in the low to mid-teens, earnings per share growth, and franchise value creation through the growth of deposits, loans, and wealth management assets.
Profitability Drivers
     We expect these factors will drive more consistent and growing profitability in the future:
1.	Steady development and growth of loans, deposits, and investment management and trust accounts in all of our markets.

2.	Changing the loan mix to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity lines of credit.

3.	Growing our non-interest bearing consumer and commercial deposits and continuing to change the overall deposit mix toward core deposit accounts.

4.	Diversifying and increasing our banking fee income through existing and new sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking and prepayment penalties, Harrington Wealth Management trust and investment fees, and other retail banking fees.

5.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% to 1.25% per annum.

6.	Controlling interest rate risk of the institution to a lower level and seeking high credit quality of the loan and investment portfolios.
Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported net income of $2.1 million for the three months ended June 30, 2006, as compared to $2.0 million for the three months ended June 30, 2005, an increase of $122 thousand or 6.3%. The Company reported net income of $4.2 million for the six months ended June 30, 2006, as compared to $4.2 million for the six months ended June 30, 2005, a decrease of $13 thousand or 0.3%. On a diluted earnings per share basis, the Company earned $.37 per share for the three months ended June 30, 2006 and $.35 for the three months ended June 30, 2005. On a diluted earnings per share basis, the Company earned $.75 per share for the six months ended June 30, 2006, compared to $.74 per share for the six months ended June 30, 2005. Return on average equity was 13.0% and 13.9% in the June quarters and year-to-date periods compared to 13.5 % and 15.5 % in the same periods in 2005, respectively.
     The Company’s net interest income increased by $214 thousand or 3% to $7.7 million in the June 2006 quarter over the June 2005 quarter. For the six months ended June 30, 2006, net interest income increased by $455 thousand or 3.0% to $15.5 million over the prior comparable period in 2005. The net interest margin grew slightly to 2.85% during the three months ended June 30, 2006, compared to 2.82% in the same period of 2005.
     The Company’s net interest margin has remained relatively stable, growing slightly over the comparable periods. The re-pricing lag of some securities and loans (lagging PRIME, Treasury, and COFI indexes) relative to the re-pricing of deposits and borrowings has been offset by the growth in higher margin categories of loans including construction and land development. Management has also reduced its investment securities by $39.4 million in the June quarter and by $74.4 million from June 2005. Although loans have increased by a similar amount, total earning assets grew 1.6% for the June 2005 to June 2006 quarter, while net interest income grew 2.86 % with the slightly expanding margin.
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

	Three months ended			Three months ended
	June 30, 2006			June 30, 2005
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$697,804	$13,286	7.62%	$631,198	$10,598	6.72%
FHLB stock	15,849	208	5.26%	16,754	191	4.56%
Securities and trading account assets (2)	357,127	4,643	5.20%	408,233	4,338	4.25%
Cash and cash equivalents (3)	11,420	70	2.46%	9,389	36	1.52%

Total interest earning assets	1,082,200	18,207	6.73%	1,065,574	15,163	5.69%

Non-interest-earning assets	49,325			40,675

Total assets	$1,131,525			$1,106,249

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$100,212	$548	2.19%	$116,105	$454	1.57%
Passbook accounts and certificates of deposit	547,729	5,571	4.08%	453,760	3,046	2.69%

Total deposits	647,941	6,119	3.79%	569,865	3,500	2.46%

FHLB advances (4)	282,692	3,450	4.90%	325,088	3,281	4.04%
Reverse repurchase agreements	59,116	442	2.96%	80,512	526	2.62%
Other borrowings (5)	25,774	499	7.66%	25,774	373	5.78%

Total interest-bearing liabilities	1,015,523	10,510	4.13%	1,001,239	7,680	3.07%

Non-interest-bearing deposits	46,285			38,990
Non-interest-bearing liabilities	5,936			10,018

Total liabilities	1,067,744			1,050,247
Stockholders’ equity	63,781			56,002

Total liabilities and stockholders’ equity	$1,131,525			$1,106,249

Net interest-earning assets (liabilities)	$66,677			$64,335

Net interest income/interest rate spread		$7,697	2.60%		$7,483	2.62%

Net interest margin			2.85%			2.82%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.57%			106.43%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. adjustments to fair value, which are included in other assets.

3)	Consists of cash and due from banks and Federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$691,032	$25,939	7.53%	$622,692	$20,506	6.59%
FHLB stock	16,121	402	5.03%	16,071	336	4.18%
Securities and trading account assets (2)	372,763	9,407	5.05%	417,370	8,558	4.10%
Cash and cash equivalents (3)	11,431	120	2.12%	9,144	71	1.55%

Total interest earning assets	1,091,347	35,868	6.59%	1,065,277	29,471	5.53%

Non-interest-earning assets	47,954			33,150

Total assets	$1,139,301			$1,098,427

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$105,417	$1,097	2.10%	$117,796	$840	1.43%
Passbook accounts and certificates of deposit	531,380	10,270	3.90%	451,432	5,745	2.55%

Total deposits	636,797	11,367	3.60%	569,228	6,585	2.31%

FHLB advances (4)	302,287	7,162	4.78%	322,994	6,093	3.77%
Reverse repurchase agreements	59,109	878	2.95%	80,062	1,040	2.60%
Other borrowings (5)	25,774	962	7.42%	25,774	709	5.50%

Total interest-bearing liabilities	1,023,967	20,369	3.99%	998,058	14,427	2.89%

Non-interest-bearing deposits	47,433			37,077
Non-interest-bearing liabilities	5,652			8,907

Total liabilities	1,077,052			1,044,042
Stockholders’ equity	62,249			54,385

Total liabilities and stockholders’ equity	$1,139,301			$1,098,427

Net interest-earning assets (liabilities)	$67,380			$67,219

Net interest income/interest rate spread		$15,499	2.60%		$15,044	2.64%

Net interest margin			2.85%			2.82%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.58%			106.73%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. adjustments to fair value, which are included in other assets.

3)	Consists of cash and due from banks and Federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

     The Company reported interest income of $18.2 million for the three months ended June 30, 2006, compared to $15.2 million for the three months ended June 30, 2005, an increase of $3.0 million or 20.1%. The Company reported interest income of $35.9 million for the six months ended June 30, 2006, compared to $29.5 million for the six months ended June 30, 2005, an increase of $6.4 million or 21.7%. The primary reason for the increase during the periods was the increase in the volume of net loans receivable and a higher yield on securities and loans due to higher interest rates.
     The Company reported total interest expense of $10.5 million for the three months ended June 30, 2006, compared to $7.7 million for the three months ended June 30, 2005, an increase of $2.8 million or 36.8%. For the six months ended June 30, 2006, the Company reported total interest expense of $20.4 million, compared to $14.4 million for the six months ended June 30, 2005, an increase of $5.9 million or 41.2%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and an increase in the average rate on interest-bearing liabilities as a result of the upward repricing of interest bearing-liabilities due to rising market interest rates.
     The Company recorded a provision for loan losses of $150 thousand during the three months ended June 30, 2006, compared to $200 thousand for the three months ended June 30, 2005, a decrease of $50 thousand. The provision for loan losses was $290 thousand during the six months ended June 30, 2006, compared to $350 thousand for the six months ended June 30, 2005, a decrease of $60 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios.
     At June 30, 2006, the Company had $1.0 million of real estate owned. The property was acquired from the workout of a business credit in the Kansas City market, and the related business loans were charged off in the second quarter against the allowance for loan losses. The Company was able to enter into a contract to sell its real estate owned and the escrow is expected to close in the September quarter. The Company had no non-performing assets as of December 31, 2005, and $608 thousand of non-performing assets as of June 30, 2005.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	5,800	$5,376	5,661	$5,228
Charge-offs:
Real estate loans
Single-family residential	—	—	—	—
Multi-family residential	—	—	—	—
Commercial	—	—	—	—

Commercial & Industrial	(336)	—	(336)	—

Consumer and other loans		(0)	(1)	(2)

Total charge-offs	(336)	(0)	(337)	(2)

Provision (credit) for losses on loans	150	200	290	350

Balance at end of period	$5,614	$5,576	$5,614	$5,576

Allowance for loan losses as a percent of total loans outstanding	0.78	0.87%	0.78%	0.87%

Ratio of net charge-offs to average loans outstanding	.05%	0.00%	.05%	0.00%

     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. Given that market spreads have tightened considerably on mortgage investments and home equity asset backed securities (ABS) over the last 18 months, management sold $27.5 million of these securities in the June 2006 quarter. Spreads did widen marginally during the June 2006 quarter on commercial mortgage backed securities (CMBS) and ABS, as well as HWFG’s related CMBS and ABS total return swaps, pegged and hedged to either the Lehman CMBS 8.5+ year index or specific ABS securities. The net effect of this activity was a $383 thousand unrealized loss in our trading accounts portfolio and a $347 realized gain on available for sale securities for the quarter.
     As of June 30, 2006, HWFG had $28.8 million notional amount of total return swaps in our trading portfolio, consisting of $10.0 million in notional amount of CMBS and $18.8 million notional amount of home equity asset-backed total return swaps, whereby the Company receives the spread between the yield on the index or basket of securities and comparable duration LIBOR rates and receives or pays the market value change due to the spread changes. As of June 30, 2006, a 1 basis point spread change is expected to have a $14 thousand pre-tax mark-to-market value effect on the total return swaps, resulting in gains as spreads narrow and losses when spreads widen. The notional amount of the swaps has been reduced from a high of $150 million at September 30, 2005, to $28.8 million at June 30, 2006, in order to capture profits from tightening spreads.
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
     Banking Fee and Other Income grew in the June 2006 quarter from the increase in revenues from Harrington Wealth Management Company (HWM), a trust investment subsidiary of Los Padres Bank, and growth in deposit fees. HWFG is also adding fee income from the brokerage of mortgages (that do not meet HWFG’s spread targets) to other lenders. However, with the higher interest rate environment, only $3 thousand in prepayment penalty fees were earned in the June 2006 quarter as compared to $114 thousand in the June 2005 quarter. In the June 2006 quarter, HWFG recovered unpaid rents and tenant improvements totaling $295 thousand from the settlement with a tenant in its Metcalf, Kansas office. As a result of this recovery, other fee income increased significantly over the June 2005 quarter and year-to-date periods. BOLI Income continues to have a positive impact upon other income by increasing $168 thousand over the same six month period in 2005. For the first 6 months of 2006, fee income was $2.1 million, growing $279 thousand over the same period in 2005.

     The following chart shows the comparison of banking fee and other income sources for the June 2006 quarter and year-to-date period over the same periods in 2005:

(Dollars in thousands)
	June	June		June	June
	2006	2005	%	2006	2005	%
Banking Fee and Other Income	Quarter	Quarter	Change	YTD	YTD	Change

Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$166	$254	(34.6%)	$375	$631	(40.6%)
Deposit, Other Retail Banking Fees & Other Fee Income	630	317	98.7%	950	634	49.8%
Harrington Wealth Management Fees	207	189	9.5%	404	353	14.4%
BOLI Income, net	191	214	(10.7)%	382	214	78.5%

Total Banking Fee Income	$1,194	$974	22.6%	2,111	$1,832	15.2%

     HWFG seeks to control its operating expenses relative to its anticipated growth in banking offices and its infrastructure required to produce its loan and deposit growth. Operating expenses were $5.6 million in the June 2006 quarter compared to $5.4 million and $5.1 million in the March 2006 and June 2005 quarters, respectively. The June 2006 quarter’s expenses were affected by the start-up expenses of its new Harrington Bank office in the Kansas City market, expected to open in August 2006, a $75 thousand retention payment on an insurance claim, $38 thousand in real estate owned expense, the implementation of SFAS 123(R) in January of 2006, related to the expensing of stock option grants, and the general growth in the corporate infrastructure to support the Company’s plans. Year-to-date operating expenses were $10.9 million compared to $10.3 million in the same period in 2005, increasing 5.8%.
     Net income was favorably impacted in the June 2006 quarter by a reduction in the Company’s effective tax rate due to taxable income being apportioned to states with lower tax rates. This factor is expected to result in a favorable tax rate for the remainder of 2006 and for 2007
Financial Condition
     The Company’s total assets decreased $14.6 million, or 1.3%, to $1.1 billion at June 30, 2006 as compared to December 31, 2005. The decrease was primarily attributable to the reduction of investment securities by $74.4 million from June 30, 2005, and $39.4 million in the June quarter 2006 to $326.5 million at June 30, 2006, reflecting Management’s desire to reduce investments in the tight spread environment and to fund the strong loan growth. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, has been increasing its emphasis on loans secured by commercial and industrial loans and consumer loans.
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
     Non-single-family loans as a group increased to $611.0 million at June 30, 2006, compared to $565.6 million at December 31, 2005, an increase of $45.4 million while single-family residential loan balances decreased to $113.5 million at June 30, 2006, compared to $115.9 million at December 31, 2005, a decrease of $2.4 million.
     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.
HWFG Net Loan Growth and Mix

(Dollars in millions)
	June 30, 2006		December 31, 2005		June 30, 2005
		% of		% of
Loan Type	Total	Total	Total	Total		% of Total

Commercial Real Estate	$254.0	35.1%	$253.2	37.2%	$266.8	41.5%
Multi-family Real Estate	80.8	11.2%	80.9	11.9%	80.0	12.4%
Construction (1)	95.0	13.1%	70.9	10.4%	46.4	7.2%
Single-family Real Estate	113.5	15.6%	115.9	17.0%	106.3	16.5%
Commercial and industrial loans	99.8	13.8%	96.5	14.1%	86.5	13.5%
Land acquisition and development	51.2	7.1%	36.1	5.3%	30.1	4.7%
Consumer loans	27.8	3.8%	26.7	3.9%	25.6	4.0%
Other loans (2)	2.4	.3%	1.3	.2%	1.2	.2%
Total gross loans	724.5	100.0%	681.5	100.0%	642.9	100.0%
Allowance, Deferred Fees & Discounts/Premiums	(8.3)		(8.6)		(8.0)

Net loans receivable	$716.2		$672.9		$634.9

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2006, we had $54.8 million of construction loans secured by single-family residential properties, $16.7 million secured by commercial properties, $17.4 million for land development and $6.1 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     Securities classified as available for sale decreased to $326.5 million at June 30, 2006, as compared to $387.4 million at December 31, 2005, a decrease of $60.9 million or 15.7%. With the narrowing spreads on mortgage and related investments in recent quarters, management sold $15.4 million of home equity asset backed securities since December 31, 2005, and has become more selective in investment purchases. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized cost and market values of available for sale securities are as follows:

	Amortized Cost	Fair Value
June 30, 2006

Mortgage-backed securities — pass through	$105,344	$102,692

Collateralized mortgage obligations	61,867	60,907

Commercial mortgage-backed securities	37,483	36,997
Asset-backed securities (underlying securities mortgages)	121,913	122,430
Asset-backed securities	3,424	3,444

	$330,031	$326,470

	Amortized Cost	Fair Value
December 31, 2005

Mortgage-backed securities — pass through	$125,153	$122,840

Collateralized mortgage obligations	80,470	79,531

Commercial mortgage-backed securities	40,647	40,179
Asset-backed securities (underlying securities mortgages)	141,086	141,564
Asset-backed securities	3,335	3,238

	$390,691	$387,352

     The fair values of securities can change due to underlying credit quality of the issuer or collateral, prepayment speed changes, and changes in interest rates. All of the available for sale securities held by the Company are carried at their fair value.
     Premises and Equipment increased to $13.3 million at June 30, 2006, compared to 10.3 million as of December 31, 2005, an increase of 30%. The increase was attributed to the purchase of a parcel for a new office in the Deer Valley Airpark in north central Phoenix. Also the Company was able to enter into a contract to sell real estate that it owns. The sale is expected to close escrow in the third quarter of 2006.
     Deposit balances grew by $14.4 million in the June 2006 quarter and by $42.0 million year-to-date from the popularity of HWFG’s Diamond account, which is a hybrid CD providing the customer limited liquidity and re-pricing options over its ten month term. HWFG continued to pursue non-costing deposits through its incentive program for lenders and its Ultimate Checking promotion. HWFG will open its third Harrington Bank office in its Kansas City market in August 2006, which is the sixteenth office throughout its markets. The new office is located in Western Johnson County, in the city of Olathe, Kansas. The office is also conveniently located near the Lenexa business district, the Johnson County Community College, and residential development. HWFG’s third banking office in the Phoenix metro in the city of Surprise is in the development stages and expected to open in the Spring of 2007. The Company has purchased a parcel for a banking office in the growing Deer Valley Airpark in north central Phoenix and is currently seeking a site in the Southeast Valley area of the metro. Management is also pursuing banking office opportunities to better serve its California markets.
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $259.0 million at June 30, 2006, compared to $319.0 million at December 31, 2005, a $60.0 million or 18.8% decrease. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.” The decrease in FHLB borrowings is due primarily to deposit growth and the reduction of the investment portfolio during the current quarter.
     Stockholders’ equity increased to $64.7 million at June 30, 2006, as compared to $59.6 million at December 31, 2005, an increase of $5.1 million or 8.6%. The $5.1 million increase in stockholders’ equity was positively influenced by $4.2 million of net income recognized and $530 thousand of additional paid in capital from options exercised and $222 thousand from options expensed. Other comprehensive income increased by $1.5 million due to unrealized losses on securities held as available for sale of $152 thousand offset by $1.7 million in gains on interest rate hedge contracts. The Company also paid $1.4 million in dividends during the six month period.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 17.0% at June 30, 2006. At June 30, 2006, Los Padres Bank’s “liquid” assets totaled approximately $108.0 million.
     In general, the Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At June 30, 2006, the Bank had $259.0 million in FHLB advances and had $134.9 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $52.1 million based on excess collateral pledged at the FHLB as of June 30, 2006.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We may utilize this line of credit as growth opportunities develop and to provide working capital. At June 30, 2006, and December 31, 2005, the Company was not indebted under its revolving line of credit.
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
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2006, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At June 30, 2006, the Bank’s Tier 1 (Core) Capital Ratio was 7.23%, Total Risk-Based Capital Ratio was 10.82%, Tier 1 Risk-Based Capital Ratio was 10.11% and Tangible Equity Ratio was 7.23%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares over the next year as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No shares were repurchased by the Company in the June 2006 quarter.
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

     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president/chief financial officer, chief lending officer, president of the Kansas region/chief commercial lending officer, principal accounting officer, and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.
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
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2005. There are no changes to these policies as of June 30, 2006.
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2006, these prepayment assumptions varied from 5.2% to 46.4% for fixed-rate mortgages and mortgage-backed securities and varied from 1.3% to 81.0% for adjustable-rate mortgages and mortgage-backed securities.
     The following table sets forth at June 30, 2006, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$35,571	$26,528	$14,767	$(16,991)	$(35,222)	$(53,903)
Market value gain (loss) of liabilities	(22,988)	(15,638)	(7,880)	7,907	15,901	23,909

Market value gain (loss) of net assets before interest rate contracts	12,583	10,890	6,887	(9,084)	(19,321)	(29,994)
Market value gain (loss) of interest rate contracts before tax	(11,573)	(7,504)	(3,651)	3,463	6,744	9,861

Total change in MVPE (2)	$1,010	$3,386	$3,236	$(5,621)	$(12,577)	$(20,133)

Change in MVPE as a percent of:
MVPE(2)	1.14%	3.82%	3.65%	-6.34%	-14.18%	-22.70%
MVPE post shock ratio (3)	-0.16%	-0.11%	-0.18%	-0.39%	-0.91%	-1.50%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $88.7 million at June 30, 2006.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the

Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended June 30, 2006, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2005
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable.
Item 3: Defaults Upon Senior Securities
Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.
The following items were submitted to the security holders for approval at the annual meeting held on June 8, 2006:
Election of the following three persons for a term of three years to the Board of Directors of the Company.
The results of the vote were as follows:

NAME	FOR	WITHHELD
Timothy Hatlestad	4,385,526	207,577
William W. Phillips	4,327,621	265,482
William D. Ross	4,387,009	206,094
Ratification of Crowe Chizek and Company, LLP as independent auditors

FOR	AGAINST	ABSTAIN
4,438,613	152,824	1,664
Item 5: Other Information
Not applicable.
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.

Date: August 10, 2006	By:	/s/ CRAIG J. CERNY

Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ WILLIAM W. PHILLIPS

William W. Phillips,
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)