Form 10-Q
period 2006-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2006-11-13
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
5,460,393 shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2006.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005	2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005	3

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2006 and Year Ended December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

Part II — Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1—FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$16,181	$19,312
Trading account assets	850	975
Securities available-for-sale	320,590	387,352
Securities held to maturity	72	80
Loans receivable, (net of allowance for loan losses of $5,845 and $5,661 at September 30, 2006 and December 31, 2005, respectively)	743,299	672,890
Accrued interest receivable	4,901	4,463
Real estate owned	11,071	—
Premises and equipment, net	14,400	10,276
Prepaid expenses and other assets	4,041	3,783
Investment in FHLB stock, at cost	14,409	16,364
Income tax receivable	936	251
Bank owned life insurance (BOLI)	18,251	17,621
Deferred tax asset	706	137
Goodwill	5,496	5,496
Core deposit intangible, net	998	1,187

TOTAL ASSETS	$1,146,201	$1,140,187

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$654,342	$619,213
Non-interest bearing	54,117	49,932

Total Deposits	708,459	669,145

FHLB advances	279,000	319,000
Securities sold under repurchase agreements	59,888	59,013
Subordinated debt	25,774	25,774
Due to broker	486	2,474
Accrued interest payable and other liabilities	4,461	5,207
Income tax payable	525	—
Deferred income taxes	1,753	—

TOTAL LIABILITIES	1,080,346	1,080,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized: 5,449,593 shares issued and outstanding as of September 30, 2006 and 5,384,843 shares issued and outstanding December 31, 2005	54	54
Additional paid-in capital	32,952	32,059
Retained earnings	33,693	29,458
Accumulated other comprehensive loss	(844)	(1,997)

Total Stockholders’ Equity	65,855	59,574

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,146,201	$1,140,187

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest on loans	$14,317	$11,122	$40,256	$31,628
Interest and dividends on securities	4,661	4,725	14,590	13,690

Total interest income	18,978	15,847	54,846	45,318

INTEREST EXPENSE
Interest on deposits	6,866	4,230	18,232	10,815
Interest on FHLB advances and other borrowings	4,409	4,055	13,410	11,897

Total interest expense	11,275	8,285	31,642	22,712

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,703	7,562	23,204	22,606
PROVISION FOR LOAN LOSSES	200	0	490	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,503	7,562	22,714	22,256

OTHER INCOME (LOSS)
Net gain (loss) on sale of available-for-sale securities	0	275	(613)	783
Income from trading assets	150	(186)	983	89
Other (loss)	(26)	(7)	(28)	(13)
Banking fee and other income	931	1,159	3,038	2,991

Total other income	1,055	1,241	3,380	3,850

OTHER EXPENSES
Salaries & employee benefits	3,104	2,844	9,166	8,270
Premises & equipment	960	969	2,772	2,867
Insurance premiums	104	127	324	378
Marketing	122	129	336	301
Computer services	213	203	610	573
Consulting fees	199	281	759	994
Office expenses & supplies	231	201	684	642
Other	610	625	1,836	1,702

Total other expenses	5,543	5,379	16,487	15,727

INCOME BEFORE INCOME TAXES	3,015	3,424	9,607	10,379

INCOME TAXES	913	1,326	3,332	4,095

NET INCOME	$2,102	$2,098	$6,275	$6,284

TOTAL COMPREHENSIVE INCOME	$1,718	$2,786	$7,428	$6,691

BASIC EARNINGS PER SHARE	$0.39	$0.39	$1.15	$1.18

DILUTED EARNINGS PER SHARE	$0.38	$0.37	$1.13	$1.12

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,448,820	5,364,077	5,435,238	5,338,935

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,585,527	5,649,134	5,563,214	5,626,599

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2005	5,278,934	$53	$31,225	$23,637		($2,255)	$52,660

Comprehensive income:

Net income				8,336	$8,336		8,336
Other comprehensive income, net of tax
Unrealized (losses) on securities					(2,270)	(2,270)	(2,270)
Effective portion in change in fair value of cash flow hedges					2,528	2,528	2,528

Total comprehensive income					$8,594

Stock options, exercised, including tax benefit of $250	105,909	1	834				835

Dividends on common stock				(2,515)			(2,515)

Balance, December 31, 2005	5,384,843	54	32,059	29,458		(1,997)	59,574

Comprehensive income:
Net income				6,275	$6,275		6,275
Other comprehensive income, net of tax
Unrealized gains on securities					839	839	839
Effective portion in change in fair value of cash flow hedges					314	314	314

Total comprehensive income					$7,428

Stock options exercised, including tax benefit of $197	64,750		558				558
Stock options expensed			335				335
Dividends on common stock				(2,040)			(2,040)

Balance, September 30, 2006	5,449,593	$54	$32,952	$33,693		($844)	$65,855

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,275	$6,284
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(390)	446
Depreciation and amortization	1,070	1,064
Amortization of premiums and discounts on loans receivable and securities	1,609	1,976
Provision for loan losses	490	350
Loss (gain) on sale of investment securities	613	(783)
Activity in securities held for trading	125	501
FHLB stock dividend	(602)	(485)
(Increase) in accrued interest receivable	(438)	(649)
Decrease in income taxes receivable	37	464
Stock Options expensed	335	—
Tax benefit on exercise of stock options	(197)	—
Provision for deferred income taxes	1,392	(781)
(Increase) in prepaid expenses and other assets	(2,148)	(1,513)
(Decrease) in accounts payable, accrued expenses, and other liabilities	(2,442)	(1,007)

Net cash provided by operating activities	5,729	5,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) in loans receivable	(71,590)	(53,739)
Proceeds from sales of securities available for sale	44,327	48,881
Principal paydowns on securities available for sale	67,497	59,917
Principal paydowns on securities held to maturity	9	10
Purchases of securities available for sale	(45,333)	(63,728)
Purchase of premises and equipment	(5,034)	(1,379)
Purchase bank owned life insurance	—	(17,000)
Acquisition, net of cash acquired	—	(1,954)
Sale (purchase) of FHLB Stock	2,557	(717)

Net cash used in investing activities	(7,567)	(29,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	39,314	73,569
(Decrease) increase in securities sold under agreements to repurchase	875	(20,523)
(Decrease) in FHLB advances	(40,000)	(23,000)
Proceeds from exercise of stock options	558	715
Dividends paid on common stock	(2,040)	(1,843)

Net cash (used in) provided by financing activities	(1,293)	28,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,131)	5,076

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,312	13,238

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,181	$18,314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$32,053	$21,146
Income Taxes	$2,904	$2,562
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate sixteen banking offices in three markets as follows: Eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and three banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $160.9 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
     The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
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
     Management believes the level of the allowance as of September 30, 2006, is adequate to absorb future losses inherent in the loan portfolio.
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
     As a result of adopting SFAS 123(R), total stock-based compensation resulted in a decrease to income before income taxes for the quarter ended September 30, 2006, of $113 thousand. For the nine-months ending September 30, 2006, total stock-based compensation resulted in a decrease to income before income taxes of $335 thousand. The pre-tax future compensation expense throughout the four year vesting period through December 31, 2010, is estimated to be $1.4 million.
As of September 30, 2006, we have the following share-based compensation plan:
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

	Stock Based Compensation
	Three Months	Nine Months
	September 30, 2005	September 30, 2005

Pro Forma Results

Net Income:
As reported	$2,098	$6,284
Total stock-based employee expense under the fair value based awards, net of related tax effects	59	175

Pro forma net income (APB 25)	$2,039	$6,109

Earnings per share — basic:
As reported	$0.39	$1.18
Pro forma	$0.38	$1.14

Earnings per share — diluted:
As reported	$0.37	$1.12
Pro forma	$0.36	$1.09
The fair value of each option granted is estimated on the date of grant, although during the September 2006 quarter no options were granted, using the Black-Scholes option-pricing model. For purposes of this computation, the significant assumptions used for the nine-month periods ending September 30, 2006, and September 30, 2005, computed on a weighted average basis, were:

	2006	2005
Risk free interest rate:	4.98%	4.31%
Expected option term (years):	6.93	9.00
Expected stock price volatility:	52.79%	41.12%
Contractual lives	10	10
Dividend yield	3.11%	2.49%
Weighted average fair value of options granted	$7.08	$8.16

The following table summarizes the Company’s stock option plan activity and changes during the nine months ended September 30, 2006.

	September 30,
	2006
		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
($ in Thousands Except Per Share Information)	Shares	Price	Value
Incentive stock options:
Outstanding beginning of year	620,440	$9.60
Granted	102,500	$16.80
Expired unexercised	(1,000)	$16.88
Options exercised	(64,750)	$5.57

Outstanding, end of the period	657,190	$11.11	$3,662

Exercisable, end of the period	426,026	$8.35	$3,452

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value in the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We do not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin(“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover ) approach and a balance sheet (iron Curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements.
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

     Under EITF 06-4 : Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee’s benefit during his retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. We do not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.
     Under EITF 06-5: Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”, the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual -life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. This was ratified at the Task Force, September 20 meeting. We do not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.

2. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended			Nine months ended
	September 30, 2006			September 30, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
(net income amounts in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,102	5,448,820	$0.39	$6,275	5,435,238	$1.15
Effect of dilutive stock options		136,707	(0.01)		127,976	(0.02)

Diluted EPS	$2,102	5,585,527	$0.38	$6,275	5,563,214	$1.13

	Three months ended			Nine months ended
	September 30, 2005			September 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,098	5,364,077	$0.39	$6,284	5,338,935	$1.18
Effect of dilutive stock options		285,057	(0.02)		287,664	(0.06)

Diluted EPS	$2,098	5,649,134	$0.37	$6,284	5,626,599	$1.12

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Profile
     Harrington West Financial Group, Inc. (NASDAQ: HWFG) is a diversified, community-based, financial institution holding company. Our primary business is delivering an array of financial products and services to commercial and retail consumers through our sixteen full-service banking offices in multiple markets. We also operate Harrington Wealth Management Company, our wholly owned subsidiary, which provides trust and investment management services to individuals and small institutional clients through customized investment allocations and a high service approach. The culture of our company emphasizes building long-term customer relationships through exemplary personalized service. Our corporate headquarters are in Solvang, California with executive offices in Scottsdale, Arizona.
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
     While employing this strategy, we have expanded our banking facilities from four to sixteen offices since 1996. We operate eleven full-service offices on the central coast of California from Thousand Oaks to Atascadero, three banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. HWFG opened its third Harrington Bank office in its Kansas City market in August 2006, which is the sixteenth office throughout its markets. The new office is located in Western Johnson County, in the city of Olathe, Kansas. The office is also conveniently located near the Lenexa business district, the Johnson County Community College, and residential development. HWFG’s third banking office in the Phoenix metro in the city of Surprise is in the development stages and expected to open in the fall of 2007. The Company has purchased a parcel for a banking office in the growing Deer Valley Airpark in north central Phoenix and has a one acre parcel under contract in Gilbert, AZ in the southeast Phoenix metro.
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
Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:

Results of Operations
     The Company reported net income of $2.1 million for the three months ended September 30, 2006, as compared to $2.1 million for the three months ended September 30, 2005. The Company reported net income of $6.3 million for the nine months ended September 30, 2006, as compared to $6.3 million for the nine months ended September 30, 2005. On a diluted earnings per share basis, the Company earned $.38 per share for the three months ended September 30, 2006 and $.37 for the three months ended September 30, 2005. On a diluted earnings per share basis, the Company earned $1.13 per share for the nine months ended September 30, 2006, compared to $1.12 per share for the nine months ended September 30, 2005. Return on average equity was 12.8% and 13.3% in the September quarters and year-to-date periods compared to 14.9 % and 15.4 % in the same periods in 2005, respectively.
     The net interest margin expanded for the third consecutive quarter to 2.88%, increasing 3 bps from the June quarter 2006. Over the last year, HWFG has reduced its available for sale and held to maturity portfolio by $70.5 million from sales and principal reductions in the tight spread environment and replaced these investments with strong loan growth of $92.1 million. The mix change from HWFG’s loan growth and the reduction of the investment portfolio is increasing HWFG’s net interest margin, offset somewhat by the lag in the re-pricing of some floating rate loans (lagging PRIME and cost of funds) and the pressure on deposit cost from competition increasing deposit rates more than general market rates. As a result of the net interest margin expansion and loan growth offsetting the reduction in the investment portfolio, net interest income was $7.7 million in the September 2006 quarter versus $7.6 million in the September 2005 quarter, growing 1.9%. For the first nine months of 2006, net interest income was $23.2 million compared to $22.6 million in the comparable period in 2005, growing 2.6%, in line with the growth in average interest earning assets.
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

	Three months ended			Three months ended
	September 30, 2006			September 30, 2005
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)

Interest earning assets:
Loans receivable (1)	$730,840	$14,317	7.82%	$641,446	$11,122	6.94%
FHLB stock	14,806	205	5.49%	16,502	180	4.36%
Securities and trading account assets (2)	329,143	4,384	5.33%	399,818	4,500	4.50%
Cash and cash equivalents (3)	10,469	72	2.73%	9,802	45	1.84%

Total interest earning assets	1,085,258	18,978	6.98%	1,067,568	15,847	5.94%

Non-interest-earning assets	50,544			45,714

Total assets	$1,135,802			$1,113,282

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$89,650	$506	2.24%	$123,596	$543	1.76%
Passbook accounts and certificates of deposit	567,142	6,360	4.45%	491,668	3,687	3.00%

Total deposits	656,792	6,866	4.15%	615,264	4,230	2.75%

FHLB advances (4)	274,185	3,425	4.96%	301,848	3,197	4.24%
Reverse repurchase agreements	59,439	447	2.94%	60,023	451	3.01%
Other borrowings (5)	25,774	537	8.15%	25,774	407	6.32%

Total interest-bearing liabilities	1,016,190	11,275	4.38%	1,002,909	8,285	3.30%

Non-interest-bearing deposits	47,852			47,523
Non-interest-bearing liabilities	6,658			6,848

Total liabilities	1,070,700			1,057,280
Stockholders’ equity	65,102			56,002

Total liabilities and stockholders’ equity	$1,135,802			$1,113,282

Net interest-earning assets (liabilities)	$69,068			$64,659

Net interest income/interest rate spread		$7,703	2.60%		$7,562	2.64%

Net interest margin			2.88%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.80%			106.45%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. adjustments to fair value, which are included in other assets.

3)	Consists of cash and due from banks and Federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)

Interest earning assets:
Loans receivable (1)	$704,447	$40,256	7.62%	$628,943	$31,628	6.71%
FHLB stock	15,678	607	5.18%	16,215	516	4.24%
Securities and trading account assets (2)	358,064	13,790	5.14%	411,519	13,058	4.23%
Cash and cash equivalents (3)	11,107	193	2.32%	9,363	116	1.65%

Total interest earning assets	1,089,296	54,846	6.72%	1,066,040	45,318	5.67%

Non-interest-earning assets	48,773			37,338

Total assets	$1,138,069			$1,103,378

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$100,103	$1,603	2.14%	$119,729	$1,383	1.54%
Passbook accounts and certificates of deposit	543,431	16,629	4.09%	464,844	9,432	2.71%

Total deposits	643,534	18,232	3.79%	584,573	10,815	2.47%

FHLB advances (4)	292,817	10,587	4.83%	315,945	9,290	3.92%
Reverse repurchase agreements	59,220	1,325	2.95%	73,382	1,491	2.71%
Other borrowings (5)	25,774	1,498	7.66%	25,774	1,116	5.77%

Total interest-bearing liabilities	1,021,345	31,642	4.12%	999,674	22,712	3.03%

Non-interest-bearing deposits	47,575			40,559
Non-interest-bearing liabilities	5,938			8,761

Total liabilities	1,074,858			1,048,994
Stockholders’ equity	63,211			54,384

Total liabilities and stockholders’ equity	$1,138,069			$1,103,378

Net interest-earning assets (liabilities)	$67,951			$66,366

Net interest income/interest rate spread		$23,204	2.60%		$22,606	2.64%

Net interest margin			2.86%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.65%			106.64%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other assets.

3)	Consists of cash and due from banks and Federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

     The Company reported interest income of $19.0 million for the three months ended September 30, 2006, compared to $15.8 million for the three months ended September 30, 2005, an increase of $3.1 million or 19.8%. The Company reported interest income of $54.8 million for the nine months ended September 30, 2006, compared to $45.3 million for the nine months ended September 30, 2005, an increase of $9.5 million or 21.0%. The primary reason for the increase during the periods was the increase in the volume of net loans receivable and a higher yield on securities and loans due to higher interest rates.
     The Company reported total interest expense of $11.3 million for the three months ended September 30, 2006, compared to $8.3 million for the three months ended September 30, 2005, an increase of $3.0 million or 36.1%. For the nine months ended September 30, 2006, the Company reported total interest expense of $31.6 million, compared to $22.7 million for the nine months ended September 30, 2005, an increase of $8.9 million or 39.3%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and an increase in the average rate on interest-bearing liabilities as a result of the upward repricing of interest bearing-liabilities due to rising market interest rates and competition for deposits.
     The Company recorded a provision for loan losses of $200 thousand during the three months ended September 30, 2006, compared to $0.0 for the three months ended September 30, 2005, an increase of $200 thousand. The provision for loan losses was $490 thousand during the nine months ended September 30, 2006, compared to $350 thousand for the nine months ended September 30, 2005, an increase of $140 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios.
     At September 30, 2006, the Company had $1.1 million of real estate owned. The property was acquired from the workout of a business credit in the Kansas City market, and the related business loans were charged off in the second quarter against the allowance for loan losses. HWFG completed the sale of its real estate owned on October 24, 2006, for the net book value of $1.1 million. The Company had no non-performing assets as of December 31, 2005, and $101 thousand of non-performing assets as of September 30, 2006.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$5,614	$5,576	$5,661	$5,228

Charge-offs:
Real Estate Loans
Single-family Residential
Multi-family Residential
Commercial
Commercial & Industrial	(13)		(369)
Consumer and Other Loans			(1)	(2)

Total Charge-offs	(13)	0	(370)	(2)
Recoveries:	44	0	64	0

Net Recoveries (Charge-offs)	31		(306)
Provision (credit) for Losses on Loans	200	0	490	350

Balance at end of period	$5,845	$5,576	$5,845	$5,576

Allowance for Loan Losses as a percent of total loans outstanding	0.78%	0.85%	0.78%	0.85%

Ratio of Net Charge-offs to Average Loans outstanding	0.00%	0.00%	0.04%	0.00%
     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. Investment portfolio net gains were $150 thousand in the quarter and emanated totally from the tightening of spreads on HWFG’s remaining total rate of return swap portfolio held in its trading portfolio. These swaps profit from a tightening of general spreads to comparable LIBOR rates and were entered into partially as a hedge against narrowing security and loan spreads on commercial real estate and residential loans. With the extreme tightening of credit spreads over the last 2 years, HWFG has reduced the notional amount of these swaps from over $160.0 million to $10.0 million at September 30, 2006. Management believes that spreads have tightened to an extent that the risk/return tradeoff is not favorable for holding many of these positions.
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
     Banking fee and other income was $931 thousand in the September 2006 quarter as compared to $1,159 thousand and $1,194 thousand in the September 2005 and June 2006 quarters, respectively. After adjusting for a one-time recovery of $295 thousand in the June 2006 quarter, banking fee and other income sources continued to grow in the September 2006 quarter, increasing $32 thousand over the prior quarter. The $295 thousand was the result of a recovery of back rents and leasehold improvements from a tenant in the Metcalf, KS banking office. However, banking fee income was lower by $228 thousand in the third quarter of 2006 over the comparable quarter in 2005 due to lower prepayment penalty fees. Prepayment penalty fees declined $207 thousand from the September 2005 to the September 2006 quarter due to higher market rates and fewer loan prepayments.
     BOLI Income decreased in the September 2006 quarter by $48 thousand over the September 2005 quarter, however, it continues to have a positive impact upon other income by increasing $119 thousand during the September 2006 year to date period over the same nine month period in 2005.
     The following chart shows the comparison of banking fee and other income sources for the September 2006 quarter and year-to-date period over the same periods in 2005:
Banking Fee & Other Income
(Dollars in thousands)

	September	September	%	September	September	%
Banking Fee Type	2006 Quarter	2005 Quarter	Change	2006 YTD	2005 YTD	Change
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$176	$409	-57.0%	$551	$1,040	-47.0%
Deposit, Other Retail Banking Fees & Other Fee Income	$356	$334	6.6%	$1,302	$967	34.6%
Harrington Wealth Management Fees	$214	$183	16.9%	$618	$536	15.3%
BOLI Income, net	$185	$233	-20.6%	$567	$448	26.6%

Total Banking Fee & Other Income	$931	$1,159	-19.7%	$3,038	$2,991	1.6%

     HWFG seeks to control its operating expenses relative to its anticipated growth in banking offices and its infrastructure required to produce its loan and deposit growth. Operating expenses were $5.5 million in the September 2006 quarter compared to $5.6 million and $5.4 million in the June 2006 and September 2005 quarters, respectively. The September 2006 quarter’s expenses have increased largely from the expansion of new banking offices in HWFG’s markets and the increase in general corporate and health care benefits. Year-to-date operating expenses were $16.5 million compared to $15.7 million in the same period in 2005, increasing 4.8%.
     Net income in the September 2006 quarter was positively affected by a favorable tax audit ruling from the California Franchise Tax Board, confirming the apportionment of income to states in which HWFG operates, thus adding $255 thousand to net income in the quarter that had been reserved pending the outcome of the audit. HWFG expects its combined tax rate to normalize to approximately 37.5% in future quarters.

Financial Condition
     The Company’s total assets increased $6.0 million, to $1.1 billion at September 30, 2006 as compared to December 31, 2005. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, has been increasing its emphasis on loans secured by commercial real estate, industrial loans and consumer loans.
     The Company recognizes that certain types of loans are inherently riskier than others. For instance, the commercial real estate loans that the Company makes are riskier than home mortgages because they are generally larger, often rely on income from small-business tenants, and historically have produced higher default rates on an industry wide basis. Likewise commercial loans are riskier than consumer and mortgage loans because they are generally larger and depend upon the success of often complex businesses. Furthermore construction loans and land acquisition and development loans present higher credit risk than do other real estate loans due to their speculative nature. Unsecured loans are also inherently riskier than collateralized loans. However, these loans also provide a higher risk adjusted margin and diversification benefits to the loan portfolio.
     Non-single-family loans as a group increased to $636.6 million at September 30, 2006, compared to $565.6 million at December 31, 2005, an increase of $71.0 million while single-family residential loan balances decreased to $115.1 million at September 30, 2006, compared to $115.9 million at December 31, 2005, a decrease of $800 thousand.
     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.
HWFG Net Loan Growth and Mix
(Dollars in millions)

	September 30, 2006		December 31, 2005		September 30, 2005
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$260.5	34.7%	$253.2	37.2%	$260.7	39.6%
Multi-family Real Estate	78.7	10.5%	80.9	11.9%	76.0	11.5%
Construction (1)	106.9	14.2%	70.9	10.4%	55.5	8.4%
Single-family Real Estate	115.1	15.3%	115.9	17.0%	109.0	16.5%
Commercial and Industrial Loans	112.1	14.9%	96.5	14.2%	94.3	14.3%
Land Acquisition and Development	50.5	6.7%	36.1	5.3%	34.5	5.2%
Consumer Loans	25.7	3.4%	26.7	3.9%	28.1	4.3%
Other Loans (2)	2.2	0.3%	1.3	0.1%	1.3	0.2%

Total Gross Loans	$751.7	100.0%	$681.5	100.0%	$659.4	100.0%

Allowance, Deferred Fees & Discounts/ Premiums	(8.4)		(8.6)		(8.2)

Net Loans Receivable	$743.3		$672.9		$651.2

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2006, we had $56.0 million of construction loans secured by single-family residential properties, $24.0 million secured by commercial properties, $22.2 million for land development and $4.7 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     Securities classified as available for sale decreased to $320.6 million at September 30, 2006, as compared to $387.4 million at December 31, 2005, a decrease of $66.8 million from net sales and principal reductions or 17.2%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.
     The amortized cost and market values of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value

September 30, 2006

Mortgage-backed securities — pass throughs	$101,285	$99,638
Collateralized mortgage obligations	65,870	65,421
Commercial mortgage-backed securities	35,595	35,284
Asset-backed securities (underlying securities mortgages)	116,576	117,081
Asset-backed securities	3,149	3,165

	$322,475	$320,589

	Amortized	Fair
	Cost	Value

December 31, 2005

Mortgage-backed securities — pass throughs	$125,153	$122,840
Collateralized mortgage obligations	80,470	79,531
Commercial mortgage-backed securities	40,647	40,179
Asset-backed securities (underlying securities mortgages)	141,086	141,564
Asset-backed securities	3,335	3,238

	$390,691	$387,352

     The fair values of securities can change due to underlying credit quality of the issuer or collateral, prepayment speed changes, and changes in interest rates. All of the available for sale securities held by the Company are carried at their fair value. At the present time the Company is not aware of any credit quality issues.
     Premises and Equipment increased to $14.4 million at September 30, 2006, compared to $10.3 million as of December 31, 2005, an increase of 40.1%. The increase was attributed to the purchase of a parcel for a new banking center in the Deer Valley Airpark in north central Phoenix.
     Deposit balances decreased slightly by $2.7 million in the September 2006 quarter, however, increased by $39.3 million year-to-date from the popularity of HWFG’s Diamond account, which is a hybrid CD providing the customer limited liquidity and re-pricing options over its ten month term. HWFG continued to pursue non-costing deposits through its incentive program for lenders and its Ultimate Checking promotion. In the September 2006 quarter, average non-interest bearing deposits were up 3.3% to $47.9 million, while the ending balance of these deposits was up 12.9% to $54.1 million. Overall deposits declined by $2.7 million to $708.5 million in the September 2006 quarter, due primarily to management’s decision not to match certificate of deposit promotions of other financial institutions above its borrowing cost.

     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $279.0 million at September 30, 2006, compared to $319.0 million at December 31, 2005, a $40.0 million or 12.5% decrease due to the increase in deposit and earnings over the same period. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.” The decrease in FHLB borrowings is due primarily to deposit growth and the reduction of the investment portfolio during the current quarter.
     Stockholders’ equity increased to $65.9 million at September 30, 2006, as compared to $59.6 million at December 31, 2005, an increase of $6.3 million or 10.5%. The $6.3 million increase in stockholders’ equity was positively influenced by $6.3 million of net income recognized and $558 thousand of additional paid in capital from options exercised and $335 thousand from options expensed. Other comprehensive income increased by $1.2 million due to unrealized gains on securities held as available for sale of $839 thousand plus $314 thousand in gains on interest rate hedge contracts. The Company also paid $2.0 million in dividends during the nine month period.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank was 15.3% at September 30, 2006. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At September 30, 2006, Los Padres Bank’s “liquid” assets totaled approximately $98.0 million.
     In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At September 30, 2006, the Bank had $279.0 million in FHLB advances and had $122.2 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $27.0 million based on excess collateral pledged at the FHLB as of September 30, 2006.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We may utilize this line of credit as growth opportunities develop and to provide working capital. At September 30, 2006, and December 31, 2005, the Company was not indebted under its revolving line of credit.
     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payments, Los Padres Bank is required to provide 30 days advance notice to the Office of Thrift Supervision (“OTS”), during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock.

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2006, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At September 30, 2006, the Bank’s Tier 1 (Core) Capital Ratio was 7.34%, Total Risk-Based Capital Ratio was 10.82%, Tier 1 Risk-Based Capital Ratio was 10.12% and Leverage Ratio was 7.34%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares over the next year as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No shares were repurchased by the Company in the September 2006 quarter.
Asset and Liability Management
     The Company evaluates the change in its market value of portfolio equity (“MVPE”) to changes in interest rates and seeks to manage these changes to relatively low levels through various risk management techniques. MVPE is defined as the net present value of the cash flows from an institution’s existing assets, liabilities and off-balance sheet instruments. The MVPE is estimated by valuing the Company’s assets, liabilities and off-balance sheet instruments under various interest rate scenarios. The extent to which assets gain or lose value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. MVPE analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet. In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. This factor causes the income and MVPE of these institutions to increase as rates fall and decrease as interest rates rise.
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
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2005. There are no changes to these policies as of September 30, 2006.
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At September 30, 2006, these prepayment assumptions varied from 1.4% to 48.7% for fixed-rate mortgages and mortgage-backed securities and varied from 2.0% to 68.0% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at September 30, 2006, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$27,392	$21,066	$12,336		$(15,204)	$(32,172)	$(49,997)

Market value gain (loss) of liabilities	(21,402)	(14,773)	(7,513)		7,538	15,104	22,764

Market value gain (loss) of net assets before interest rate contracts	5,990	6,293	4,823		(7,666)	(17,068)	(27,233)

Market value gain (loss) of interest rate contracts	(11,041)	(7,160)	(3,488)		3,298	6,424	9,407

Total change in MVPE (2)	$(5,051)	$(867)	$1,335		$(4,368)	$(10,644)	$(17,826)

Change in MVPE as a percent of:
MV of total assets of Bank	-5.36%	-0.92%	1.42%		-4.64%	-11.31%	-18.93%
Total assets of the Bank (3)	-0.63%	-0.23%	0.03%		-0.28%	-0.72%	-1.26%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $94.1 million at September 30, 2006.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended September 30, 2006, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in the third quarter of 2006 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2005
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders.
None
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

HARRINGTON WEST FINANCIAL GROUP, INC.
Date: November 10, 2006	By:	/S/ CRAIG J. CERNY
Craig J. Cerny, Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ WILLIAM W. PHILLIPS
William W. Phillips,
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)