Form 10-Q/A
period 2006-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2006-12-08
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Explanatory Note:
The Company is filing this Amendment to its quarterly report on 10-Q for the quarter ended September 30, 2006 since it has discovered an error in the Edgar version of the report filed with Securities and Exchange Commission. Specifically, the amount of the Real Estate Owned line item of the Condensed Consolidated Statements of Financial Condition (unaudited) was reported as $11,071. The amount has been corrected in this Amendment to $1,071. The error occurred in the process of edgarizing the document. There are no other changes to the Report.

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
EXHIBIT 31.2
EXHIBIT 32

PART 1—FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$16,181	$19,312
Trading account assets	850	975
Securities available-for-sale	320,590	387,352
Securities held to maturity	72	80
Loans receivable, (net of allowance for loan losses of $5,845 and $5,661 at September 30, 2006 and December 31, 2005, respectively)	743,299	672,890
Accrued interest receivable	4,901	4,463
Real estate owned	1,071	—
Premises and equipment, net	14,400	10,276
Prepaid expenses and other assets	4,041	3,783
Investment in FHLB stock, at cost	14,409	16,364
Income tax receivable	936	251
Bank owned life insurance (BOLI)	18,251	17,621
Deferred tax asset	706	137
Goodwill	5,496	5,496
Core deposit intangible, net	998	1,187

TOTAL ASSETS	$1,146,201	$1,140,187

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing	$654,342	$619,213
Non-interest bearing	54,117	49,932

Total Deposits	708,459	669,145

FHLB advances	279,000	319,000
Securities sold under repurchase agreements	59,888	59,013
Subordinated debt	25,774	25,774
Due to broker	486	2,474
Accrued interest payable and other liabilities	4,461	5,207
Income tax payable	525	—
Deferred income taxes	1,753	—

TOTAL LIABILITIES	1,080,346	1,080,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized: 5,449,593 shares issued and outstanding as of September 30, 2006 and 5,384,843 shares issued and outstanding December 31, 2005	54	54
Additional paid-in capital	32,952	32,059
Retained earnings	33,693	29,458
Accumulated other comprehensive loss	(844)	(1,997)

Total Stockholders’ Equity	65,855	59,574

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,146,201	$1,140,187

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