Form 10-K
period 2006-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2007-03-23
CIK 1063997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐ Yes ☑ No
The aggregate market value of common equity held by non-affiliates was $71.5 million as of June 30, 2006, based on the closing sale price of the registrant’s common equity on that date.
Number of shares of Common Stock outstanding as of March 7, 2007: 5,544,853
DOCUMENTS INCORPORATED BY REFERENCE
The registrant hereby incorporates its proxy statement for its 2007 annual meeting of stockholders in Part III, Items 10-14.

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
Item 1. Business.
General
          We are Harrington West Financial Group, Inc., a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Scottsdale, Arizona. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, located in central California and Scottsdale, Arizona, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its sixteen full-service offices. At December 31, 2006, we had consolidated total assets of $1.2 billion, total deposits of $732.8 million and stockholders’ equity of $67.7 million.
          We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank operates eleven offices on the central coast of California, three offices in the Kansas City metropolitan area under the Harrington Bank brand name, and two banking offices in the Phoenix/Scottsdale, Arizona metropolitan area, since we opened our second office in the Scottsdale Airpark in late March 2005. In 2006, we opened our third Harrington Bank office in Johnson County, Kansas in the Kansas City metro and will open a Los Padres banking office in Surprise, Arizona in approximately the third quarter 2007. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.
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

Lending Activities
          General. At December 31, 2006, Los Padres Bank’s net loan portfolio totaled $757.0 million, representing approximately 65.6% of our $1.2 billion of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate loans. While we continue to emphasize single-family residential loan products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, consumer loans, construction and land acquisition and commercial and industrial loans. We also offer multi-family residential loans.

          The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family	$106,675	13.9%	$115,925	17.0%	$100,485	16.6%	$93,725	17.9%	$116,714	25.8%
Multi-family	79,896	10.4	80,855	11.9	84,937	14.0	82,090	15.7	71,856	15.9
Commercial	264,915	34.6	253,208	37.2	260,759	43.1	234,606	44.8	183,264	40.5
Construction (1)	112,645	14.7	70,883	10.4	34,981	5.8	30,835	5.9	19,666	4.4
Land acquisition and development	54,738	7.1	36,085	5.3	27,460	4.5	8,312	1.6	14,948	3.3
Commercial and industrial loans	119,074	15.6	96,566	14.2	72,240	11.9	56,942	10.8	27,676	6.1
Consumer loans	25,304	3.3	26,653	3.9	23,757	3.9	16,613	3.1	17,565	3.9
Other loans (2)	2,206	0.4	1,271	0.1	1,044	0.2	1,035	0.2	503	0.1

Total loans receivable	765,453	100.0%	681,446	100.0%	605,663	100.0%	524,158	100.0%	452,192	100.0%

Less:
Allowance for loan losses	(5,914)		(5,661)		(5,228)		(4,587)		(3,797)

Net deferred loan fees	(2,103)		(2,498)		(1,730)		(1,394)		(1,332)

Net (discounts) premiums	(403)		(397)		(263)		319		987

	(8,420)		(8,556)		(7,221)		(5,662)		(4,142)

Loans receivable, net	$757,033		$672,890		$598,442		$518,496		$448,050

(1)	Includes loans secured by residential and commercial properties. At December 31, 2006, we had $57.7 million of construction loans secured by residential properties,$25.5 million of land and development (loans for the initial acquisition of land and off-site improvements) and $29.4 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

          The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in our loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Due 1-5	Due 5 or more
		years after	years after
	Due 1 year	December 31,	December 31,
	or less	2006	2006	Total
	(In Thousands)
Real estate loans:
Single-family residential	$22	$4,021	$102,632	$106,675
Multi-family residential	6,231	11,795	61,870	79,896
Commercial	26,884	106,194	131,837	264,915
Construction (1)	62,924	15,359	34,362	112,645
Land acquisition and development	31,606	19,422	3,710	54,738
Commercial and industrial loans	69,232	40,992	8,850	119,074
Consumer loans	10	856	24,438	25,304
Other loans (2)	1,856	350	—	2,206

Total	$198,765	$198,989	$367,699	$765,453

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
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

          The following table sets forth the dollar amount of total loans due after one year from December 31, 2006, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		adjustable-
	Fixed rate	rate	Total
	(In Thousands)
Real estate loans:
Single-family residential	$73,571	$33,082	$106,653
Multi-family residential	46,091	27,574	73,665
Commercial	144,869	93,162	238,031
Construction (1)	22,379	27,342	49,721
Land acquisition and development	1,503	21,629	23,132
Commercial and industrial loans	25,883	23,959	49,842
Consumer loans	616	24,678	25,294
Other loans (2)	—	350	350

Total	$314,912	$251,776	$566,688

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer lines of credit loans.
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
          A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2006, Los Padres Bank’s regulatory limit on loans-to-one borrower was $13.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $13.1 million, $13.1 million, $13.0 million, $13.0 million, and $13.0 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single-family homes. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2006.
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
          As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, we estimate that at December 31, 2006, the majority of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California central coast, the Kansas City metropolitan area, and the Phoenix/Scottsdale metropolitan area.
          Single-Family Residential Real Estate Loans. Los Padres Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation, which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher spread earning loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2006 and 2005, Los Padres Bank brokered $48.5 million and $39.0 million, respectively, of such single-family residential loans on behalf of third parties.
          Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2006, Los Padres Bank had $106.7 million of single-family residential loans in its portfolio, which amounted to 13.9% of total loans receivable as of such date. At December 31, 2006, total loans due after one year had $73.6 million or 69.0% of Los Padres Bank’s single-family residential loans with fixed interest rates and $33.1 million or 31.0% with interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.
          Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2006, Los Padres Bank had an aggregate of $79.9 million and $264.9 million invested in multi-family residential and commercial real estate loans, respectively, or 10.4% and 34.6% of total loans receivable, respectively.
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
          Construction Loans. Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2006, Los Padres Bank’s construction loans amounted to $112.6 million or 14.7% of total loans receivable, $57.7 million of which were for the construction of residential properties, $25.5 million of which were for land acquisition and the development of residential properties, and $29.4 million of which were for the construction of commercial properties.
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
          Land acquisition and development. Los Padres Bank has increased its loans for land acquisition and development (loans for the initial acquisition of land and off-site improvements) from $36.1 million at

December 31, 2005 to $54.7 million at December 31, 2006. The increase is caused by the expansion of our products to meet our customer needs. Land acquisition and development loans are typically issued with short terms, bearing adjustable-rates of interest based on a designated prime rate or LIBOR and are generally made with loan-to-value ratios of 70% or less.
          Commercial and Industrial Loans. Los Padres Bank is placing increased emphasis on the origination of commercial business loans because of the higher risk-adjusted spreads generally associated with these types of loans. At December 31, 2006, Los Padres Bank’s commercial and industrial loans amounted to $119.1 million or 15.6% of total loans receivable.
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
          Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, vehicle loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2006, $27.5 million or 3.7% of Los Padres Bank’s total loans receivable consisted of consumer loans.
          Home equity lines of credit are originated by Los Padres Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 15 years and carry interest rates that adjust monthly in accordance with a designated prime rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2006, home equity lines of credit and home improvement loans totaled $24.7 million or 89.7% of Los Padres Bank’s total consumer loan portfolio and an aggregate of $46.0 million were committed and un-drawn under these loans and lines of credit.
          Los Padres Bank currently offers loans secured by deposit accounts, which amounted to $427,000 or 1.6% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2006. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.
          At December 31, 2006, vehicle loans, secured and unsecured personal line of credit loans amounted to $868,000 or 3.2% of Los Padres Bank’s total consumer and other loan portfolio.
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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
Single-family residential	$—	$—	$—	$—	$218

Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Commercial and industrial	98	—	95	8	—
Consumer and other	—	—	—	4	—

Total non-accruing loans	98	—	95	12	218

Total non-performing loans	98	—	95	12	218

Troubled debt restructurings	—	—	—	—	—

Real estate owned, net of reserves	—	—	—	—	—

Total non-performing assets and troubled debt restructurings	$98	$—	$95	$12	$218

Total non-performing loans and troubled debt restructurings as a percentage of total loans	0.01%	0.00%	0.02%	0.00%	0.05%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.01%	0.00%	0.01%	0.00%	0.03%

          At December 31, 2006, 2005 and 2004, we had two, zero and one non-performing loans, respectively. At December 31, 2006, we had non-performing loans representing an increase of $98,000 from December 31, 2005.
          The interest income that would have been recorded during the years ended December 31, 2006, 2005 and 2004 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $6,756, $0 and $52,269, respectively. The interest income that was recorded during the years ended December 31, 2006, 2005 and 2004 with respect to Los Padres Bank’s non-accruing loans was $4,000, $0 and $3,000, respectively.
          Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets that do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2006, Los Padres Bank had $1.4 million of classified loans, $1.3 million of which was classified as substandard and $98 thousand was classified as doubtful or loss. As of December 31, 2006, Los Padres Bank had $12.1 million of loans that were designated special mention. At December 31, 2005, Los Padres Bank had $6.9 million of classified loans, $6.3 million of which was classified as substandard and $717 thousand were classified as doubtful or loss. As of December 31, 2005, Los Padres Bank had $8.2 million of loans that were designated special mention. Our classified and special mention loans, in addition to the non-performing loans discussed above, are the extent of the loans in our portfolio that give us some repayment concern at this time.
          Allowance for Loan Losses. The allowance for loan losses reflects management’s judgment of the level of allowance adequate to provide for probable incurred losses inherent in the loan portfolio as of the balance sheet date. On a quarterly basis, Los Padres Bank assesses the overall adequacy of the allowance for loan losses, utilizing a consistent and systematic approach which includes the application of an allocated allowance for specifically identified problem loans, a formula allowance for non-homogenous loans, a formula allowance for large groups of smaller balance homogenous loans and an unallocated allowance.
          Allocated allowance for specifically identified problem loans. A specific reserve is established for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.
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
          The allowance for loan losses is based upon estimates of probable incurred losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the loan loss factors over a period reflective of two business cycles, the methodology is designed to take our recent loss experience for consumer and commercial and industrial loans into account. Furthermore, based on management’s judgment, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.
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

          The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,
	2006	2005	2004
	(In Thousands)
Specific reserve	$16	$441	$—
Formula-non homogeneous	5,296	4,611	4,477
Formula-homogeneous	560	605	570
Unallocated	42	4	181

	$5,914	$5,661	$5,228

          At December 31, 2006, the formula allowance for non-homogeneous loan allowance increased by $685,000 from December 31, 2005, primarily due to an increase in total non-homogeneous loans and, offset to a lesser extent, by a decrease in criticized loans related to non-homogeneous loans.
          The formula allowance for homogeneous loans decreased by 45,000 for the year ended 2006 and increased by $35,000 for the year ended December 31, 2005, as a result of increasing single-family construction loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads.
          Specific reserves are established for impaired loans in accordance with SFAS No. 114. At December 31, 2006, we had $16,000 in specific reserves. In 2005, we had $441,000 in specific reserves. In 2004, we reclassified the $50,000 in specific reserves to the general valuation allowance since the loan was no longer impaired as per SFAS No. 114.

          The following table sets forth the activity in our allowance for loan losses for the periods indicated

	At and For the Year Ended
	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$5,661	$5,228	$4,587	$3,797	$3,736

Charge-offs:
Real estate loans
Commercial	(352)	—	—	—	(330)
Consumer and other loans	(4)	(2)	(9)	—	—

Total charge-offs	(356)	(2)	(9)	—	(330)

Recoveries	44	—	—	—	—

Net charge-offs	(312)	(2)	(9)	—	(330)

Provision for losses on loans	565	435	650	790	391

Balance at end of period	$5,914	$5,661	$5,228	$4,587	$3,797

Allowance for loan losses as a percent of total net loans outstanding at the end of the period	0.78%	0.84%	0.87%	0.88%	0.83%

Ratio of net charge-offs to average loans outstanding during the period	0.01%	—%	—%	—%	0.07%

          The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$231	13.9%	$265	17.0%	$265	16.6%	$308	17.9%	$390	25.8%
Multi-family residential	417	10.4	422	11.9	554	14.0	416	15.7	344	15.9
Commercial	1,054	34.6	1,115	37.2	1,072	43.1	1,400	44.8	773	40.5
Construction	452	14.7	300	10.4	564	5.8	419	5.9	546	4.4
Land acquisition and development	520	7.1	272	5.3	211	4.5	123	1.6	215	3.3
Commercial and industrial loans	2,868	15.6	2,944	14.2	2,076	11.9	1,616	10.8	1,253	6.1
Consumer and other loans	329	3.7	340	3.9	305	4.1	216	3.3	149	4.0
Unallocated reserve	43	—	3	.1	181	—	89	—	127	—

Total	$5,914	100%	$5,661	100%	$5,228	100%	$4,587	100%	$3,797	100%

Investment Activities
          General. Our securities portfolio is managed under the direction of our Chief Executive Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments which are reviewed and approved by Los Padres Bank’s board of directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”). In addition, Los Padres Bank has entered into an agreement with Smith Breeden Associates, Inc. (“Smith Breeden”) whereby Smith Breeden has been appointed as investment advisor with respect to the management of Los Padres Bank’s securities portfolio. With the assistance of Smith Breeden, Los Padres Bank’s Chief Executive Officer, in his role as Chief Investment Officer, has the primary responsibility for managing the investment portfolio in accordance with the policy. The Chief Investment Officer’s responsibilities include informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Designated officers of Los Padres Bank are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. The Chief Executive Officer, the President, the Chief Financial Officer or the Controller of Los Padres Bank has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the Board of Directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.
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
          Mortgage-Backed and Related Securities. At December 31, 2006, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $276.0 million or 88.8% of our securities portfolio and 23.9% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.
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
          Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, these securities generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees or collateral support. These securities also require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations. At December 31, 2006, $222.1 million or 71.7% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps). In addition, as a result of our maintaining a substantial portion of our assets in mortgage-backed and related securities, we have been able to maintain a relatively low level of operating expenses.
          At December 31, 2006, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the contractual life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.
          We also invest in investment grade commercial mortgage backed securities (“CMBS”), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single-family mortgage securities. At December 31, 2006, we held $31.1 million of commercial mortgage-backed securities.
          At December 31, 2006, of the $309.8 million of the available for sale and held to maturity mortgage-backed and mortgage related securities held by us, an aggregate of $97.4 million was secured by fixed-rate mortgage loans and an aggregate of $212.4 million was secured by adjustable-rate mortgage loans.
          Corporate Debt Securities. We plan, from time to time, to invest in corporate investment grade notes and bonds that are general obligations of the issuing company or backed by specific equipment or other collateral of the issuing company. These securities are rated by the major rating agencies based on the financial strength of the issuing company, priority in the debt structure of the company, and the underlying security, if any. We sold $1.7 million of corporate debt securities in September 2005. At December 31, 2006, and December 31, 2005 we held no corporate debt securities.
          Trading Account Assets and Other Securities. At December 31, 2006, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities that had a carrying value of $237,000, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities) with a carrying value of $600,000.
          We also invested in total rate of return interest rate swaps in our trading portfolio that during the year had a maximum notional amount of $111.8 million and a maximum carrying value of $315 thousand, in an effort to enhance our investment portfolio profits. As of December 31, 2006 all of the total return swaps had matured. With regard to the CMBS total return swaps, we received the net spread between the yield on certain investment grade CMBS indexes, such as the Bank of America AAA CMBS Index, Bank of America AA CMBS Index or the Bank of America BBB CMBS Index and the duration matched LIBOR yield (less a spread) plus any market value changes due to the spread changing between the index and the duration matched LIBOR yield. We also received the net spread between the yields on five referenced AA rated home equity, asset backed securities and one month LIBOR (less a spread) plus the market value change due to the spread changing between the referenced securities yield and one month LIBOR yields. As spreads tighten, gains are realized, and as they widen, losses are realized. The purpose of these total return swaps was to create incremental income for Los Padres Bank.
          The interest income relating to our total returns swaps was $301 thousand, $851 thousand and $1.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. The net interest income from the total rate of return swaps declined as we reduced the notional amount of the portfolio and the net margins on these investments also declined. The approximate net market value of our total return swaps maintained as trading account assets was $0, $128 thousand and $77 thousand as of December 31, 2006, 2005 and 2004, respectively.

          All securities held do not have a single maturity date. The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2006			2005			2004
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
Mortgage-backed securities –pass throughs

Due from one to five years	$1,039	$1,011	4.57%	$1,674	$1,634	5.39%	$1,453	$1,463	5.71%

Due from five to ten years	12,347	12,187	4.81	3,617	3,638	5.89	1,995	2,013	5.35

Due over ten years	84,858	83,747	4.62	119,862	117,568	4.15	110,917	110,226	3.65

Total mortgage backed securities - pass-throughs (1)	98,244	96,945	4.64	125,153	122,840	4.22	114,365	113,702	3.70

Collateralized mortgage obligations
Due over ten years	76,182	75,795	5.31	80,470	79,531	4.21	73,894	73,399	3.31

Total collateralized mortgage obligations	76,182	75,795	5.31	80,470	79,531	4.21	73,894	73,399	3.31

Commercial mortgage-backed securities
Due from one to five years	—	—		—	—	—	18,269	18,597	5.81
Due over ten years	31,312	31,081	4.13	40,647	40,179	3.63	29,276	29,324	3.63

Total commercial mortgage-back securities	31,312	31,081	4.13	40,647	40,179	3.63	47,545	47,921	4.47

Asset-backed securities (underlying securities mortgages)
Due over ten years	102,815	103,159	5.65	141,086	141,564	5.40	187,949	189,389	3.63

Total asset backed-securities	102,815	103,159	5.65	141,086	141,564	5.40	187,949	189,389	3.63

Asset-backed securities
Due from one to five years	1,447	1,459	11.15	—	—		—	—
Due over ten years	1,300	1,290	5.63	3,335	3,238	7.17	5,460	5,143	5.13

Total asset backed securities	2,747	2,749	8.54	3,335	3,238	7.17	5,460	5,143	5.13

Corporate debt securities
Due over ten years	—	—		—	—	—	1,569	1,652	15.88

Total corporate debt securities	—	—		—	—	—	1,569	1,652	15.88

Total	$311,300	$309,729	5.13	$390,691	$387,352	4.61	$430,782	$431,206	4.18

(1)	The fair value at December 31, 2006, consisted of $23.5 million of Fannie Mae participation certificates, $14.4 million of Freddie Mac participation certificates and $59.0 million of Ginnie Mae participation certificates. At December 31, 2005, the portfolio consisted of $34.0 million of Fannie Mae participation certificates, $18.6 million of Freddie Mac participation certificates and $70.2 million of Ginnie Mae participation certificates. At December 31, 2004, the portfolio consisted of $16.6 million of Fannie Mae participation certificates, $22.5 million of Freddie Mac participation certificates and $74.6 million of Ginnie Mae participation certificates.

          The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities:
Due from five to ten years	$66	$68	6.81%	$77	$80	7.55%	$90	$96	7.56%
Due over ten years	3	3	7.28	3	4	7.48	3	3	7.48

Total mortgage-backed securities (1)	69	71	6.83	80	84	7.54	93	99	7.55

Total securities classified as held to maturity	$69	71	6.83%	$80	$84	7.54%	$93	$99	7.55%

(1)	Consists entirely of Fannie Mae participation certificates.

          The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$235	$237	5.18%	$324	$323	4.32%	$383	$388	3.91%

Mutual funds	585	600	—	522	524	—	560	581	—

Other securities (1)	—	—	—	—	128	—	—	77	—

Total trading account assets	$820	$837	1.49%	$846	$975	1.65	$943	$1,046	1.59

(1)	The balance at December 31, 2006, 2005 and 2004 consisted of total return swaps, which we use to enhance our returns, and interest rate contracts, which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 .

          The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or For the Years
	Ended December 31,
	2006	2005	2004
	(In Thousands)
Beginning balance	$387,436	$431,305	$398,931

Mortgage-backed securities pass-throughs purchased- available for sale	10,712	48,663	43,238
Collateralized mortgage obligations purchased- available for sale	32,819	27,180	47,165
Commercial mortgage-backed securities purchased- available for sale	—	—	62
Asset-backed securities purchased- available for sale	20,344	31,838	64,064
Corporate debt securities purchased- available for sale	—	—	—

Total securities purchased	63,875	107,681	154,529

Less:
Sale and principal payments of mortgage-backed securities, pass throughs — available for sale	(36,610)	(36,694)	(56,943)
Sale and principal payments of collateralized mortgage obligations — available for sale	(37,076)	(20,523)	(22,073)
Sale and principal payments of commercial mortgage-backed securities – available for sale	(8,376)	(5,619)	(10,982)
Sale and principal payments of asset-backed securities – available for sale	(59,139)	(81,651)	(29,797)
Principal payments of mortgage-backed securities, pass throughs — held to maturity	(13)	(13)	(129)
Sale and principal payments of corporate bonds, available for sale	—	(1,778)	—

Total securities sold	(141,214)	(146,278)	(119,924)

Change in net unrealized gain (loss) on securities available for sale and held to maturity	1,766	(2,832)	353
Amortization of (premium)/discount	(2,063)	(2,440)	(2,584)

Ending balance	$309,800	$387,436	$431,305

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
          Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank opened a new location in the Scottsdale Airpark in early 2005, purchased a banking office and acquired the related deposits in Thousand Oaks, California in May 2005, opened its third banking office in the Kansas City metro area in the third quarter of 2006, and plans to open an office in Surprise, Arizona in mid to late 2007. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services, and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising.
          The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2006.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$120,591
Over three through six months	82,961
Over six through twelve months	96,264
Over twelve months	8,836

Total	$308,652

          The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,
	2006	2005	2004
	(In Thousands)
0.00% to 2.99%	$2,763	$65,041	$366,685
3.00% to 3.99%	24,339	301,287	18,389
4.00% to 4.99%	192,937	109,300	29,983
5.00% to 5.99%	336,245	6,584	6,940
6.00% to 6.99%	—	—	1,158
7.00% and higher	—	—	887

Total	$556,284	$482,212	$424,042

          The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2006.

		Over Six
		Months	Over One	Over Two
	Six Months	Through One	Year Through	Years Through	Over Three
	and Less	Year	Two Years	Three Years	Years	Total
	(In Thousands)
0.00% to 2.99%	$2,331	$203	$229	$—	$—	$2,763
3.00% to 3.99%	12,741	3,789	5,096	2,457	255	24,338
4.00% to 4.99%	169,718	12,459	3,033	3,847	3,881	192,938
5.00% to 5.99%	188,287	146,071	551	752	584	336,245
6.00% to 6.99%	—	—	—	—	—	—
7.00% and higher	—	—	—	—	—	—

Total	$373,077	$162,522	$8,909	$7,056	$4,720	$556,284

          Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of our certain residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2006, we had five advances from the FHLB of San Francisco, which mature between January 2007 and June 2010. At December 31, 2006, we had total FHLB of San Francisco advances of $257.0 million at a weighted average coupon of 5.44%. Our borrowings from the FHLB of San Francisco are limited to 35% of Los Padres Bank’s total assets, or $403.5 million at December 2006 and $399.1 million at December 31, 2005.
          During 2005 and 2006, we obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral, which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements. At December 31, 2006, we had four reverse repurchase agreements with Citigroup Financial Services totaling $59.0 million with a weighted average coupon of 2.96% and maturities ranging from April 2007 to July 2010. At December 31, 2005, we had four repurchase agreements with Citigroup Financial Services totaling $59.0 million with a weighted average coupon of 2.98% and maturities ranging from April 2007 to July 2010.
          We are parties to a credit agreement with Harris Trust and Savings Bank and US Bank, N.A. Under the credit agreement, we have a revolving credit facility that enables us to borrow up to $15.0 million for general corporate purposes from time to time with a maturity of September 30, 2007. As of December 31, 2006 and December 31, 2005, we had no outstanding borrowings under the credit agreement.
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
          The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires us to comply with specified financial ratios and tests, including causing Los Padres Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of Los Padres Bank of less than 0.50 to 1, maintaining Los Padres Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. Management believes that as of December 31, 2006, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.
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

          The following table sets forth certain information regarding our short-term borrowings that mature in one year or less at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$1,212	$10,853	$20,749
Maximum amount outstanding at any month-end during the period	6,141	22,298	21,245
Balance outstanding at end of period	6,141	13	20,689
Average interest rate during the period	2.67%	1.49%	1.47%
Average interest rate at end of period	4.11%	1.05%	1.48%

Short-term FHLB advances:
Average balance outstanding	$267,452	$295,116	$263,898
Maximum amount outstanding at any month-end during the period	310,000	339,050	298,000
Balance outstanding at end of period	238,000	300,000	297,000
Average interest rate during the period	5.05%	3.26%	1.46%
Average interest rate at end of period	5.29%	4.03%	2.22%
Subsidiaries
          Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.
          In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, (“HWMC”) which provides trust and investment management services to individuals and small institutional clients for fee income. In November 2001, we purchased the remaining 51% interest in HWM. HWM performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2006, HWM administered approximately 439 accounts and had $175.3 million of assets under management that are not included on our balance sheet. For the years ended December 31, 2006, 2005 and 2004, HWM generated revenues of $848,000, $726,000, and $614,000, respectively. HWM is a wholly owned subsidiary of Los Padres Bank.
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
Employees
          As of December 31, 2006, we had 189 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.
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
          Insurance of Deposit Accounts. Los Padres Bank’s deposits are currently insured to a maximum of $100,000 ($250,000 for certain retirement accounts) through the Deposit Insurance Fund (DIF) administered by the FDIC. Los Padres Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. In November 2006, the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007, designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of Los Padres Bank of 5 to 7 basis points per $100 of domestic deposits. An FDIC credit available to Los Padres Bank for prior contributions is expected to offset the assessments for 2007 and may offset some or all assessments thereafter. Significant increases in the insurance assessments of our Bank will increase our costs once the credit is fully utilized.
          In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of approximately $0.0124 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF (the predecessor fund to the DIF for insurance of savings institution deposits). These assessments will continue until the FICO bonds mature in 2017.
          The FDIC is also empowered to make special assessments on insured depository institutions on amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.
          Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.
          Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2006, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.
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

          The following table reflects as of December 31, 2006, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

	Tangible Capital(1)		Tier 1 Leverage Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Actual regulatory capital	$85,008	7.41%	$85,008	7.41%	$90,921	10.78%
Minimum regulatory capital	17,198	1.50	45,862	4.00	67,481	8.00

Excess regulatory capital	$67,810	5.91%	$39,146	3.41%	$23,440	2.78%

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $85.0 million as of December 31, 2006.
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
          Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, by order of the Director of OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided:
•	the savings association is in compliance with its capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.
          At December 31, 2006, Los Padres Bank’s loans-to-one-borrower limit was $13.6 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2006, Los Padres Bank’s largest single lending relationship had an outstanding balance of $13.1 million, and consisted of one loan secured by commercial real estate, which was performing in accordance with its terms.
          Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2006, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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
          Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted in June 2006 for the period ended March 31, 2006, Los Padres Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.
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
          Los Padres Bank’s required investment in FHLB stock, based on December 31, 2006, financial data, was $12.1 million. At December 31, 2006, Los Padres Bank had $14.6 million of FHLB stock.
          Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006 Los Padres Bank was in compliance with these requirements.
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
          Our commercial real estate and multi-family residential loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. At December 31, 2006, commercial real estate loans totaled $264.9 million, or 34.6%, of our total loan portfolio while multi-family real estate loans totaled $79.9 million, or 10.4%, of our total loan portfolio. Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of such loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our commercial real estate and multi-family residential loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.
          Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2006, commercial and industrial loans totaled $119.1 million, or 15.6%, of our total loan portfolio. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

          Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. At December 31, 2006, construction loans totaled $112.6 million, or 14.7%, of our total loan portfolio while land acquisition and development loans totaled $54.7 million, or 7.1%, of our total loan portfolio. Construction and acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans and acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.
          Our consumer loans generally have a higher risk of default than our other loans. At December 31, 2006, consumer loans totaled $27.5 million, or 3.7%, of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
Our allowance for loan losses may prove to be insufficient to absorb probable incurred losses inherent in our loan portfolio.
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
          At December 31, 2006, our allowance for loan losses was $5.9 million. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe our loan loss allowance is adequate to absorb probable incurred losses in our loan portfolio, we cannot predict these losses or whether our allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.

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
          A downturn in the real estate market may adversely affect our business. As of December 31, 2006, approximately 83.3% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Approximately 64.8% of our real property collateral is located in California, approximately 18.4% is located in the Kansas City metropolitan area, and 16.8% is in the Arizona market. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. If there is a significant decline in real estate values, the collateral for our loans will provide less security. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and among other things, earthquakes and other national disasters particular to our market areas.
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
          We are vulnerable to an increase in interest rates because our interest-earning assets generally have longer maturities than our interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect our net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although we attempt to manage our interest rate risk, we cannot assure you that we can minimize our interest rate risk. Our net interest margin was 2.83% for the year ended December 31, 2006, compared to 2.83% for the year ended December 31, 2005, and 2.81% in the December 2006 quarter compared to 2.81% for the quarter ended December 2005. Over the last few quarters the net interest margin has stabilized near the 2.81% level.
Our investment portfolio includes securities and total rate of return swaps which are sensitive to interest rates and spread changes and which we may be required to sell at a loss to meet our liquidity needs.
          Our available for sale portfolio totaled $309.7 million at December 31, 2006. The unrealized gains or losses in our available for sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. The risk of us realizing a loss upon a sale in our available for sale portfolio is a function of our liquidity needs and market conditions at the time of sale. Failure to hold our securities until maturity or until market conditions are favorable for a sale could materially and adversely affect our business, financial condition, profitability and prospects.

We invest in interest rate contracts which can cause losses to us in excess of the value at which we carry these investments.
          We invest in interest rate contracts for the purpose of reducing interest rate risk and, to a much more limited extent, to enhance spread income through asset based interest rate swaps. These interest rate contracts may include interest rate swaps, caps and floors and exchange traded futures and options. At December 31, 2006, we had invested in interest rate swaps with an aggregate notional amount of $181 million. Although, we have utilized caps, floors and exchange traded futures and options in prior periods, as of December 31, 2006, we did not have any investments in such interest rate contracts. Interest rate contracts can cause losses to us which will be reflected in our statements of earnings, and the maximum potential loss reflected in our statements of earnings may exceed the value at which we carry these instruments. These losses result from changes in the market values of such interest rate contracts. At December 31, 2006, the approximate net market value of our interest rate contracts was $586,812. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”
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
          We intend to open a banking office located in Surprise, Arizona, and our third in the Phoenix metro area, in the third quarter of 2007. Management estimates that it will take approximately 12 to 18 months for each of the new branches to be profitable. These estimates are based on our financial model which reflects various assumptions, and we cannot give assurance that we will achieve profitability when estimated or that losses will not be greater than anticipated. While our management has significant experience in the Kansas and Arizona markets, we cannot be sure that our expansion in those markets will meet our expectations. In addition, although we have hired experienced personnel who are familiar with the markets and although our senior management has extensive knowledge of the area, we may not be successful in these operations and we may not be able to compete successfully. If we are unsuccessful in expanding our business in Kansas and Arizona, our growth strategy, financial condition, prospects and profitability may be adversely affected.
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

Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
Office Locations
          The following table sets forth certain information with respect to our offices at December 31, 2006.

	Leased/Owned	Date Office	Total Deposits at
	and	Opened or Purchase	December 31, 2006
Office Location	Lease Expiration Date	Date	(Dollars in thousands)
Solvang Branch and Administrative Offices 610 Alamo Pintado Road Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years	June 1983	$117,243

Loan Center 1992 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years	March 1998	—

Pismo Branch 831 Oak Park Boulevard Pismo Beach, CA 93449	Lease expires on 2/9/08 with two options for five years each	May 1988	82,150

Atascadero Branch 7315 El Camino Real Atascadero, CA 93422	Lease expires on 4/30/11 with three options for five years each	May 1991	51,981

Santa Maria Branch 402 E. Main Street Santa Maria, CA 93454	Lease expires on 6/30/07 with three options for five years each	July 1992	66,438

Buellton Branch 234 E. Highway 246, Suite 109 Buellton, CA 93427	Lease expires on 11/2/07 with one option for five years	December 1997	20,476

Goleta Branch 197 North Fairview Goleta, CA 93117	Lease expires on 10/31/08 with three options for five years each	February 1999	81,399

San Luis Branch 1322 Madonna Road San Luis Obispo, CA 93405	Lease expires on 12/31/10 with one option for five years	January 2001	24,643

Nipomo Branch 542 W. Teft Road Nipomo, CA 93444	Lease expires on 12/31/10 with two options for five years each	July 2001	24,923

Storage Area 1120 Mission Drive Solvang, CA 93463	Month-to-month Lease with no expiration date	June 1992	—

	Leased/Owned	Date Office	Total Deposits at
	and	Opened or Purchase	December 31, 2006
Office Location	Lease Expiration Date	Date	(Dollars in thousands)
Human Resources, Compliance & Training Room Suite A-4 and A-5 1984 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years.	March 2000	—

Loan Origination Center Suite B-12 1988 Old Mission Drive Solvang, CA 93463	Lease expires on 1/31/10 with one option for five years	April 2002	—

Harrington Bank 6300 Nall Avenue Shawnee Mission, KS 66208	Lease expires on 12/31/10 with four options for five years each	November 2001	67,862

Harrington Wealth Management Company 10150 Lantern Road, Suite 150 Fishers, IN 46038	Lease expires on 10/31/11	November 2001	—

Arizona — Scottsdale Branch 10555 North 114th Street, Suite 100 Scottsdale, AZ 85295	Lease expires on 9/30/12 with two options for five years each	November 2002	37,700

Ventura Branch 1171 S. Victoria Ave., Suite A Ventura, CA 93003	Lease expires on 6/30/08 with four options for five years each	May 2004	34,664

Thousand Oaks Branch 2920 Thousand Oaks Blvd, Suite A Thousand Oaks, CA 91360	Lease expires on 5/31/10 with three options for five years each.	June 1, 2005	33,935

Arizona – Northsight Branch 14100 N. Northsight Blvd. Scottsdale, AZ 85260	Owned	December 17, 2004	21,188

	Leased/Owned	Date Office	Total Deposits at
	and	Opened or Purchase	December 31, 2005
Office Location	Lease Expiration Date	Date	(Dollars in thousands)
Ojai Branch 110 South Ventura Street Ojai, CA 93023	Owned	November 1997	45,974

Hanalei Bay Condo 5380 Honiki Road Princeville, Kauai	Owned	July 1994	—

Metcalf Branch 14300 Metcalf Overland Park, KS 66223	Owned	December 2003	17,654

Olathe Branch College & Pflumm Rds Olathe, KS 66215	Owned	November 2005	4,527

Surprise Branch Bell Road & 114th Ave. Surprise, AZ 85374	Owned	January 2006	—

			$732,757

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
Stock Information
          As of March 7, 2007, we had 5,544,853 shares of common stock outstanding and approximately 98 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.
          The following table sets forth the high and low sale prices of our common stock for each of the quarters of 2006 and 2005. Our common stock began trading on the NASDAQ Global Market on November 6, 2002 under the stock symbol “HWFG.”

Quarter Ended	High	Low	Dividends
March 31, 2005	16.85	16.56	.11
June 30, 2005	15.46	15.27	.125
September 30, 2005	17.10	17.00	.125
December 31, 2005	16.70	16.59	.125
March 31, 2006	17.17	15.46	.125
June 30, 2006	16.49	15.50	.125
September 30, 2006	16.98	15.73	.125
December 31, 2006	18.49	16.33	.125
Dividends
          In all four quarters of 2006, we paid a quarterly dividend of $0.125. In 2005, we paid a quarterly dividend of $.11 in the first quarter and a quarterly dividend of $0.125 in the second, third and fourth quarters.
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
          The ability to declare or pay dividends would also be restricted if we deferred quarterly interest payments due for the subordinated debt of $25.8 million. As of December 31, 2006, all interest payments due were paid in full in accordance with the capital trust securities agreements.
          On February 11, 2004, we declared a 6 for 5 stock split in the form of a stock dividend payable on March 11, 2004 to holders of record on February 25, 2004. Fractional shares distributed in connection with this stock dividend were paid in cash based on the closing market price on the record date.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          In May 2005, our board of directors authorized the repurchase of up to 200,000 shares of our common stock through open market or privately arranged sales. To date, no shares have been repurchased and the authorization remains in place.
Item 6. Selected Financial Data.
(Dollars in Thousands, Except Share and Per Share Data)
          The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2006. Financial information at or for each of the five years ended December 31, 2006 is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Condition Data:
Total assets	$1,154,473	$1,140,187	$1,081,330	$974,799	$824,331
Loans receivable, net	757,033	672,890	598,442	518,496	448,050
Securities available for sale	309,729	387,352	431,206	398,691	324,530
Securities held to maturity	69	80	93	222	2,368
Trading account assets	837	975	1,046	2,111	1,934
Deposits	732,757	669,145	598,182	570,697	525,271
Federal Home Loan Bank advances	257,000	319,000	316,000	262,500	235,000
Note payable	—	—	—	—	11,300
Securities sold under repurchase agreements	65,141	59,013	79,689	65,728	517
Other debt	25,774	25,774	25,774	15,464	—
Stockholders’ equity	67,698	59,574	52,660	48,076	42,472
Shares outstanding	5,460,393	5,384,843	5,278,934	5,206,109	5,193,509

Selected Income Statement Data:
Interest income	$74,095	$62,056	$52,266	$46,434	$43,493
Interest expense	43,341	31,898	22,718	20,308	21,921

Net interest income	30,754	30,158	29,548	26,126	21,572
Provision for loan losses	565	435	650	790	391

Net interest income after provision for loan losses	30,189	29,723	28,898	25,336	21,181
Other income:
Net gain (loss) on sale of available-for-sale securities	(613)	933	690	—	—
Income (loss) from trading assets	1024	3	571	2,647	(31)
(Loss) on extinguishment of debt	—	—	(189)	(1,610)	—
Other gain (loss)	(39)	(15)	(57)	30	(350)
Banking fee income and other income(1)	4,085	3,948	3,148	4,108	2,531
Other expenses:
Salaries and employee benefits	12,478	11,166	10,522	10,086	7,847
Premises and equipment	3,744	3,884	3,153	2,722	2,197
Other expenses(2)	5,938	6,026	5,741	5,041	4,713

Income before income taxes	12,486	13,516	13,645	12,662	8,574
Income taxes	4,258	5,180	5,436	5,249	3,529

Net income	$8,228	$8,336	$8,209	$7,413	$5,045

Common Stock Summary:
Basic earnings per share	$1.51	$1.56	$1.56	$1.43	$1.20
Diluted earnings per share	1.48	1.48	1.46	1.36	1.15
Dividends per share	0.50	0.49	0.88	0.21	0.08
Stockholders’ equity per share	12.40	11.06	9.98	9.23	8.18
Diluted weighted average shares outstanding	5,572,664	5,620,556	5,603,680	5,455,002	4,370,021

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Data(3):

Performance Ratios and Other Data:
Return on average assets	0.72%	0.75%	0.80%	0.82%	0.68%
Return on average equity	12.85	14.61	16.30	16.37	15.36
Average equity to average assets	5.62	5.14	4.87	4.93	5.15
Interest rate spread (4)	2.56	2.63	2.77	2.90	2.97
Net interest margin (4)	2.83	2.83	2.93	3.07	3.14
Average interest-earning assets to average interest-bearing liabilities	106.82	106.61	107.09	107.03	105.21
Total noninterest expenses to average total assets	1.94	1.86	1.88	2.04	1.97
Efficiency ratio(5)	63.61	61.80	59.38	59.04	61.22

Asset Quality Rations (6):
Non-performing assets and troubled debt restructurings to total assets	0.01%	0.00%	0.00%	0.00%	0.03%
Non-performing loans and troubled debt restructurings to total loans	0.01	0.00	0.02	0.00	0.05
Allowance for loan losses to total loans	0.78	0.84	0.87	0.88	0.83
Net charge-offs to average loans outstanding	0.01	0.00	0.00	0.00	0.08

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	10.08	9.96	10.37	10.20	11.14
Total risk-based capital ratio	10.78	10.69	11.13	10.99	11.97
Tier 1 leverage capital ratio	7.41	6.78	6.68	6.08	6.11

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees, other miscellaneous noninterest income and increase in cash surrender value of life insurance.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous noninterest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios are based on average daily balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest- bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses as a percentage of the aggregate of net interest income before provision for loan losses and noninterest income, excluding gains on sales of securities, deposits and loans.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          2006 marked HWFG’s eleventh year of operations and was highlighted by a high degree of success in executing our strategy to grow our core banking franchise of loans, deposits and HWM fees, while we made further progress in identifying and acquiring new banking sites in our markets for future expansion.
          Since HWFG’s acquisition of Los Padres Bank almost 11 years ago, we have approximately increased our loans by 4 times, our deposits by 4 times and our earnings by 18 times. We have had a great deal of success over these 10 years and look forward to more positive results in the future.
          Since 1997, we have grown from 4 banking offices to 16 banking offices including the Thousand Oaks deposit acquisition, opening the Scottsdale Airpark office in mid 2005 and opening in the Olathe, Kansas in August, 2006. We have 11 full service banking offices on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking offices in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 2 offices in Scottsdale, Arizona. We will open our third banking office in the Phoenix metro area in the first quarter of 2007. We are working on additional expansion opportunities in each market.
Product Line Diversification
          We have broadened our product lines over the last 6 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004 we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products.
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
Performance Measurement
          We evaluate our performance based upon the primary measures of return on average equity, which we are trying to maintain in the low to mid-teens, earnings per share growth, and additional franchise value creation through the growth of deposits, loans and wealth management assets. We may forego some short term profits to invest in operating expenses for branch development in an effort to earn future profits.
Profitability Drivers
          The factors that we expect to drive our profitability in the future are as follows:
1.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers. .

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity line of credit loans.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

The following chart shows the comparison of banking fee income sources for 2006, 2005 and 2004.

	(Dollars in thousands)
	Year Ended December 31,
Banking Fee Type	2006	2005	% Change	2005	2004	% Change
Mortgage Brokerage Fees and Prepayment Penalties	$623	$1,077	(42.2%)	$1,077	$1,290	(16.5%)
Other Loan Fees	203	233	(12.9%)	233	226	3.1%
Deposit, Other Retail Banking Fee & Other Income	1,666	1,293	28.8%	1,293	1022	26.5%
Harrington Wealth Management Fees	848	724	17.1%	724	610	18.7%
BOLI	745	621	20.0%	621	—

Total	$4,085	$3,948	3.5%	$3,948	$3,148	25.4%

Over the last three years, we have increased our recurring deposit and retail banking fee income and Harrington Wealth Management fees. However, mortgage brokerage and prepayment penalty fees have been volatile. Although we will continue to provide mortgage brokerage services, we are emphasizing purchase mortgage originations though our banking platform.
4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we utilize excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2002 to 2006, the investment portfolio’s performance has exceeded our goals and has contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. In 2006, the portfolio achieved a 87 basis points total return to one month LIBOR as compared to 50 basis points in 2005. The increase was due primarily to the favorable performance of our total return swaps during 2006. The total excess return of the investment portfolio (the total return over one month LIBOR) over the last five years has achieved a 1.76% total return spread to one month LIBOR and a 1.48% spread since the portfolio was established in April of 1996.

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
          The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2006, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.
          Allowance for loan losses. The allowance for loan losses is an estimate of the probable incurred losses that may be inherent in our loan portfolio. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) a formula allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.
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
Results of Operations
          Summary of Earnings. We reported net income for the year ended December 31, 2006 of $8.2 million, compared to $8.3 million and $8.2 million for the years ended December 31, 2005 and 2004. Our net income declined by $108 thousand or 1.30% during 2006 as compared to 2005 and increased $127 thousand or 1.55% in 2005 as compared to 2004. On a diluted earnings per share basis, we earned $1.48, $1.48, and $1.46 for the years ended December 31, 2006, 2005 and 2004, respectively.
          HWFG’s net earnings have been affected by the strategic decision to reduce the investment securities portfolio in 2006 by $77.6 million to a $309.8 million balance at December 31, 2006 and to allow all of HWFG’s $129.0 million of total return mortgage and asset backed swaps to mature in 2006. This reduction of earning investment assets was undertaken for two reasons: (1) the net margins on these investments had tightened to the extent that holding them did not present a favorable risk return tradeoff, and (2) the reduction of these investments allowed HWFG to substantially grow its diversified net loan portfolio by $84.1 million or 12.5% in 2006 to $757.0 million, thus re-deploying its equity capital in the community banking franchise. The reduction in the net interest income from investments and the positive carry on total return swaps was substantially offset by the net interest income from the loan growth, resulting in nominal growth in net interest income from 2005 to 2006. HWFG anticipates that incremental net interest income from loan growth will exceed any reduction in net interest income from the further reduction of investments in 2007 if investment spreads remain tight. HWFG is focused on further building a diversified loan portfolio, low and non-costing deposits, and Harrington Wealth Management (HWM) and other banking fees.
          Net Interest Income. Net interest income is determined by (i) our interest rate margin, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities.
          Net interest income after provision for loan losses increased by $466 thousand or 2.0% to $30.2 million during the year ended December 31, 2006 over 2005. Although the asset mix change contributed favorably to net interest margin, deposit cost pressure (spread to LIBOR rates) and some lag in the repricing of floating rate loans and securities, the net interest margin remained stable at 2.83% from December 31, 2006 as compared to the same period 2005. We believe our hedging activities will result in our maintaining relatively stable margins over time (refer to the Asset and Liability Management section of this discussion for a detailed discussion of what our strategies are for hedging of interest rate exposure and why we believe that our management of interest rate fluctuations give us a competitive advantage over other financial institutions).
          Net interest income after provision for loan losses increased by $825 thousand or 2.9% to $29.7 million during the year ended December 31, 2005 over 2004. The increase in net interest income is partly due to a $63.2 million or 6.3% increase in the average balance of interest-earning assets, while the interest rate margin decreased slightly by 10 basis points to 2.83% for 2005 from 2.93% for 2004. The decline in net interest margin reflects the slight lag in the repricing of floating rate borrowings and floating rate loans and hedges, and the prepayment of higher rate loans.

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

	Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$715,520	$54,963	7.68%	$636,490	$43,269	6.80%	$561,665	$36,166	6.44%
Securities and trading account assets(2)	347,917	18,051	5.19	408,753	17,914	4.38	419,716	15,439	3.68
FHLB stock	15,395	826	5.37	16,237	709	4.37	14,197	573	4.04
Cash and cash equivalents(3)	11,252	255	2.27	9,602	164	1.71	12,318	88	0.71

Total interest-earning assets	1,090,084	74,095	6.80	1,071,082	62,056	5.79	1,007,896	52,266	5.18

Noninterest-earning assets	49,316			38,813			24,570

Total assets	$1,139,400			$1,109,895			$1,032,466

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$99,226	$2,214	2.23	$119,742	$1,945	1.62	$120,353	$1,154	0.96
Passbook accounts and certificates of deposit	548,784	23,376	4.26	475,374	13,723	2.89	442,679	9,475	2.14

Total deposits	648,010	25,590	3.95	595,116	15,668	2.63	563,032	10,629	1.89
FHLB advances(4)	286,452	13,912	4.86	314,066	12,732	4.05	284,977	9,285	3.26
Reverse repurchase agreements	60,212	1,772	2.98	69,720	1,928	2.77	75,541	1,981	2.62
Other borrowings(5)	25,774	2,067	8.13	25,774	1,570	6.09	17,623	823	4.67

Total interest-bearing liabilities	1,020,448	43,341	4.24	1,004,676	31,898	3.16	941,173	22,718	2.41

Noninterest-bearing deposits	48,660			41,579			31,563
Noninterest-bearing liabilities	6,265			6,564			9,358

Total liabilities	1,075,373			1,052,819			982,094
Stockholders’ equity	64,027			57,076			50,372

Total liabilities and stockholders’ equity	$1,139,400			$1,109,895			$1,032,466

Net interest-earning assets (liabilities)	$69,636			$66,406			$66,723

Net interest income/interest rate spread		$30,754	2.56		$30,158	2.63		$29,548	2.77

Net interest margin			2.83			2.83			2.93
Ratio of average interest-earnings assets to average interest-bearing liabilities			106.82			106.61			107.09

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated and accretion of deferred loan fees.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(5)	Consists of a note payable under a revolving line of credit.

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

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Compared to Year Ended December 31, 2005				Compared to Year Ended December 31, 2004
	Increase (decrease) due to				Increase (decrease) due to
				Total Net				Total Net
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	$5,601	$5,374	$719	$11,694	$2,022	$4,819	$262	$7,103
Securities and trading account Assets (1)	3,311	(2,665)	(509)	137	2,938	(403)	(60)	2,475
FHLB stock	162	(37)	(8)	117	47	82	7	136
Cash and cash equivalents (2)	54	28	9	91	123	(19)	(28)	76

Total net change in income on interest-earning assets	9,128	2,700	211	12,039	5,130	4,479	181	9,790

Interest-bearing liabilities:
Deposits
NOW and money market accounts	730	(332)	(129)	269	794	(6)	3	791
Passbook accounts and certificates of deposit	6,513	2,122	1,018	9,653	3,320	700	228	4,248

Total deposits	7,243	1,790	889	9,922	4,114	694	231	5,039
FHLB advances (3)	2,544	(1,118)	(246)	1,180	2,251	948	248	3,447
Reverse repurchase agreements	146	(263)	(39)	(156)	113	(150)	(16)	(53)
Other borrowings (4)	526	—	(29)	497	250	374	123	747

Total net change in expense on interest-bearing liabilities	10,459	409	575	11,443	6,728	1,866	586	9,180

Change in net interest income	$(1,331)	$2,291	$(364)	$596	$(1,598)	$2,613	$(405)	$610

(1)	Consists of securities classified as available for sale and held to maturity and trading account assets.

(2)	Consists of cash and due from banks and federal funds sold.

(3)	Interest on FHLB advances is net of cash flow hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(4)	Consists of a note payable under a revolving line of credit and the subordinated debt.

          Interest Income. Total interest income increased by $12.0 million or 19.4% for 2006 over 2005 from $62.1 million to $74.1 million. Interest income increased during the current year due to the re-pricing of adjustable rate loans and securities, and an increase in the volume of loans. Total interest income increased by $9.8 million or 18.7% for 2005 over 2004 from $52.3 million to $62.1 million. The Federal Reserve Board maintained a low federal funds rate during 2004, and since a substantial portion of our earning assets reprice with the general level of interest rates, our average yield on earning assets declined commensurate with the increases in federal fund rates.
          Interest Expense. Total interest expense increased by $11.4 million or 35.9% during the year ended December 31, 2006 over 2005, from $31.9 million to $43.3 million. During 2006, the cost of floating rate borrowings and deposits increased with general market rates. Also, our average interest-bearing liabilities increased by $15.8 million or 15.7%, due primarily to the increase in borrowings to support our growth and the growth in deposits in new offices in Ventura, California and Overland Park, Kansas.
          Provision for Loan Losses. We established provisions for loan losses of $565,000, $435,000, and $650,000 during the years ended December 31, 2006, 2005, and 2004, respectively. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. For more detailed information regarding the methodology used to maintain the allowance for loan losses, refer to the Asset Quality section in Item 1 – Business.
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
          The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Net gain (loss) on sale of available-for-sale securities	$(613)	$933	$690
Income from trading assets	1,024	3	571
Loss on extinguishment of debt	—	—	(189)
Other gain (loss)	(39)	(15)	(57)
Banking fee income and other income (1)	4,085	3,948	3,148

Total other income	$4,457	$4,869	$4,163

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, other miscellaneous fees and increase in cash surrender value of life insurance.
As HWFG reduced the investment and total rate of return swap portfolio in 2006, it realized net gains from sales and expiring total rate of return swaps of $411 thousand in 2006 compared to $936 thousand in 2005. These gains emanate from the purchase of securities and total rate of return swaps at relatively wide spread to LIBOR based benchmarks, and as the spreads tighten, gains are realized.
Banking fee and other income was $4.1 million in 2006 versus $3.9 million in 2005, a 3.5% increase HWM fees, deposit related fees, and other retail banking fees demonstrated strong growth in 2006, while prepayment penalty fees were down $583 thousand in 2006 from 2005, as refinancing activity waned.

          Other Expenses. Operating expenses were controlled in 2006, in light of the expansion of banking operations in the year and the expensing of stock options. Operating expenses were $22.2 million in 2006 compared to $21.1 million in 2005, a 5.1% increase, including the opening and ongoing expenses for a new Harrington banking office in the Kansas City metro, and $448 thousand of stock option expense not incurred in 2005 due to implementing FAS 123R in 2006.
          The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Salaries and employee benefits	$12,478	$11,166	$10,522
Premises and equipment	3,744	3,884	3,153
Insurance premiums	417	509	486
Marketing	453	403	427
Computer services	841	785	696
Professional fees	998	1,271	1,188
Office expenses and supplies	881	870	824
Other (1)	2,348	2,188	2,120

Total other expenses	$22,160	$21,076	$19,416

(1)	Consists primarily of regulatory fees, and other miscellaneous expenses.
          Total other expenses increased by $1.1 million or 5.1% to $22.2 million during the year ended December 31, 2006 over the prior year, and increased by $1.7 million or 8.5% to $21.1 million during the year ended December 31, 2005 over 2004. The growth in other operating expenses has been largely attributed to the expenses required to support the growth of our banking offices and expansion of lending staff.
          The principal category of our other expenses is salaries and employee benefits, which increased by $1.3 million or 11.7% during the year ended December 31, 2006, compared to the prior year. Salaries and employee benefits increased by $644,000, or 6.1% during 2005. The increases during periods ended December 31, 2006 and 2005 were primarily due to the implementation of FAS 123(R) and the hiring of additional employees in connection with the opening of new branch offices in Overland Park, Kansas in the end of 2006, Thousand Oaks location in 2005 and the Ventura, California location in the middle of 2004, together with our general growth in operations. The Company has plans to open three more banking offices in the Phoenix metro through 2008 to bring the offices in this market to five. An office in Surprise, Arizona in the Northeast Valley is scheduled to commence construction in March 2007 and be completed in the fall of 2007. A parcel in Gilbert, Arizona in the Southeast Valley was acquired in December 2006, and a banking office is expected to be completed thereon in mid 2008. A banking office in North Phoenix in the Deer Valley Airpark will likely be completed near the end of 2008 or early 2009.
          Premises and equipment expenses decreased by $140,000 or 3.6% during the year ended December 31, 2006, as compared to the prior year, and increased by $731,000 or 23.2% during 2005. The increase in premises and equipment expense during the year ended December 31, 2005 was primarily due to the banking office openings and general growth in operations.
          We have contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain of our directors are also principals of Smith Breeden. The consulting fees paid by us to Smith Breeden during the years ended December 31, 2006 and 2005, amounted to $405,000 and $425,000, respectively. Expenses related to audit and tax services for 2006 was $385,000, compared to $380,000 in 2005. We have also made expenditures in administration and systems to support our growth and have increased consulting and internal support to implement new corporate governance regulations, such as the Sarbanes Oxley Act (SOA).

          The increases in miscellaneous other expenses since 2004, primarily reflects our growth in our number of offices over the periods as well as expenses associated with our public company status and new corporate governance regulations.
          Income Taxes. We incurred income tax expense of $4.3 million, $5.2 million and $5.4 million during the years ended December 31, 2006, 2005 and 2004. The amount of our income tax expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rates were 34.1%, 38.3% and 39.8%, the years ended December 31, 2006, 2005 and 2004. HWFG benefited from a favorable tax ruling from the Franchise Tax Board of California in 2006, confirming the apportionment of income to states in which HWFG does business and from higher income being reported in states with lower tax rates, a benefit of HWFG’s multiple market strategy. Tax exempt income from bank-owned life insurance and tax exempt loans also helped lower HWFG’s combined tax rate in 2006.
Changes in Financial Condition
          General. At December 31, 2006, our total assets amounted to $1.2 billion, compared to $1.1 billion at December 31, 2005. The increase of $14.3 million in total assets was primarily attributable to an increase in net loans receivable. At December 31, 2006, our total liabilities amounted to $1.1 billion, compared to $1.1 billion at December 31, 2005.
          Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $21.2 million at December 31, 2006, and $19.3 million at December 31, 2005. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “Liquidity and Capital Resources.”
          Securities. In order to limit our credit risk exposure and to earn an incremental income, we maintain a significant portion of our assets in various types of securities, consisting primarily of investment grade mortgage-backed securities and CMOs, and REMICs, which we collectively refer to as “mortgage-backed and related securities.” Our securities portfolio also includes U.S. Government agency securities, government sponsored enterprise securities and, to a much lesser extent, equity securities. At December 31, 2006, our securities portfolio, which is comprised of securities classified as available for sale and held to maturity, amounted to $309.7 million or 26.8% of our total assets. Mortgage-backed and related securities, which are the principal components of our securities portfolio, often carry lower yields than traditional mortgage loans. These types of securities, however, generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations we incur.
          Securities classified as available for sale (AFS), which consist of mortgage-backed and related securities, amounted to $309.7 million at December 31, 2006 and $387.4 million at December 31, 2005. The $77.6 million or 20.0% decrease during the year ended December 31, 2006 was to reap the economic gains from the tightening in spreads on AFS securities. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government agency securities, remained relatively stable at the end of the periods presented, amounting to $69,000 at December 31, 2006 and $80,000 at December 31, 2005. The decrease of $11,000 was due primarily to principal prepayments.
          Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. At December 31, 2006, the trading account assets totaled $837,000, consisting of $237,000 in mortgage-backed securities, $600,000 in equity securities. At December 31, 2005, the trading portfolio totaled $975,000 and consisted of $323,000 in mortgage-backed securities, $524,000 in equity securities and $128,000 of unrealized gains associated with the $129.0 million notional amount of CMBS total return swaps.
          Loans Receivable. At December 31, 2006, loans receivable, net of our allowance for loan losses, amounted to $757.0 million or 65.6% of total assets, as compared to $672.9 million or 59.0% of total assets at December 31, 2005. The $84.1 million or 12.5% increase in the loan portfolio during 2006, and the related loan mix change to higher spread earning loans was due to our emphasis on commercial real estate, commercial and industrial, construction, and multifamily mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income.
          Allowance for Loan Losses. At December 31, 2006, our allowance for loan losses totaled $5.9 million, compared to $5.7 million at December 31, 2005. At December 31, 2006, our allowance for loan losses represented approximately 0.78% of the total net loan portfolio as compared to 0.84% at December 31, 2005. The increase in our allowance for loan losses during the periods reflects the growth of our loan portfolio and the mix change to business and commercial mortgage loans which continues our favorable loss history. We establish reserves for loan losses based on the nature of the risk of the comparable historical loss exposure. For a discussion of our loan loss reserve see “Item 1. Business – Allowance for Loan Losses” on page 12.
          Prepaid expenses and other assets. At December 31, 2006, prepaid expenses and other assets amounted to $5.0 million, as compared to $3.8 million as of December 31, 2005. The $1.2 million or 31.1% increase in prepaid expenses and other assets since December 31, 2005 reflected the increase in accounts receivable and prepaid expenses due to the additional banking office locations and expanded operations of the Company.
          Deposits. HWFG seeks to grow its deposits at high single to low double-digit rates through its controlled expansion of banking operations in the markets of the Central Coast of California, the Phoenix, Arizona metro, and the Kansas City metro. At December 31, 2006, deposits totaled $732.8 million, as compared to $669.1 million as of December 31, 2005. The December 31, 2005 deposit balance was favorably impacted by the May 2005 acquisition of a banking office in Thousand Oaks, California and the opening of a new branch in Scottsdale, Arizona. HWFG continued to grow deposits at a high single-digit pace in 2006 and core non-costing deposits at a double-digit annual rate. With the steady rise in market interest rates and competition for insured deposits, the spreads on certificates of deposits did increase to LIBOR rates, somewhat affecting margins. We attempt to manage our overall funding costs by evaluating all potential sources of funds, including retail deposits and short and long-term borrowings, and identifying which particular source will result in an all-in cost to us that meets our funding benchmark. At the same time, Los Padres Bank has attempted to price the deposits offered through its branch system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. In addition to providing a cost-efficient funding source, these retail deposits provide a source of fee income and the ability to cross-sell other products or services.
          Borrowings. Advances from the FHLB of San Francisco amounted to $257.0 million at December 31, 2006 and $319.0 million at December 31, 2005. The decrease in FHLB advances in 2006 was due to our decreased utilization of such borrowings to fund our investments. At December 31, 2006, our FHLB advances had a weighted average interest rate of 5.44%, as compared to 4.23% at December 31, 2005. Our outstanding FHLB advances have maturities ranging from 2007 to 2010.
          Subordinated debt amounted to $25.8 million at December 31, 2006 compared to $25.8 million at December 31, 2005. In September 2004, our newly created special purpose business trust, Harrington West Capital Trust II, issued $10.3 million of trust-preferred securities. The trust preferred securities bear an interest rate of three month LIBOR plus 1.90%, will mature on October 7, 2034 and have a five-year call feature. A portion of the proceeds from the offering were used to downstream capital to Los Padres Bank to support its growth in operations. In September 2003, we created a special purpose business trust, Harrington West Capital Trust I and issued $15.5 million of trust-preferred securities. The trust preferred securities issued in September

2003 bear an interest rate of three month LIBOR plus 2.85%, will mature on October 8, 2033 and have a five-year call feature. We used $11.3 million to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remaining proceeds were used to expand the Los Padres Bank operations in Overland Park, Kansas, Ventura, California and Scottsdale, Arizona.
          Stockholders’ Equity. Our stockholders’ equity amounted to $67.7 million at December 31, 2006, an increase of $8.1 million from December 31, 2005. Net income earned during 2006 largely contributed to the increase in stockholder’s equity. Moreover, our stockholders’ equity was also affected by unrealized gains and losses on securities and interest rate contracts, dividends paid on our common stock, and the exercise of stock options.
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
          At December 31, 2006, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $164.0 million and maturities from January 2007 to October 2014. With respect to these agreements, we make fixed-rate payments ranging from 3.6% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
          During the year ended December 31, 2006 the swaps generated $972 thousand of interest income. The interest expense related to these swaps was $1.6 million, and $4.1 million during the years ended December 31, 2005 and 2004, respectively. This income or expense is included in interest expense on FHLB advances and subordinated debt in our consolidated statements of earnings. The approximate market value of the interest rate swaps was an unrealized net gain of $587 thousand, and an unrealized gain of $33 thousand as of December 31, 2006 and 2005, respectively. These gains are reflected as a separate component in stockholders’ equity, net of tax.
          At December 31, 2006, we did not hold any interest rate swaps as trading account assets.
          An interest rate cap or an interest rate floor consists of a guarantee given by the issuer (i.e., a broker) to the purchaser (i.e., us), in exchange for the payment of a premium. This guarantee states that if interest rates rise above (in the case of a cap) or fall below (in the case of a floor) a specified rate on a specified interest rate index, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on a notional principal amount. No funds are actually borrowed or repaid. At December 31, 2006 and 2005, we did not have any interest rate caps or floors
          Interest rate futures are commitments to either purchase or sell designated instruments at a future date for a specified price. Futures contracts are generally traded on an exchange, are marked-to-market daily and are subject to initial and maintenance margin requirements. We generally use 91-day Eurodollar certificates of deposit contracts (“Eurodollar futures contracts”) which are priced off LIBOR as well as Treasury Note and Bond futures contracts. We will from time to time agree to sell a specified number of contracts at a specified date. To close out a contract, we will enter into an offsetting position to the original transaction.
          If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2006, 2005 and 2004, we did not have any futures contracts.
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
          The following table sets forth at December 31, 2006, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
2006	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$27,788	$20,864	$12,159	—	$(15,076)	$(31,987)	$(49,751)
Market value gain (loss) of liabilities	(21,404)	(14,831)	(7,577)		7,653	15,359	23,124

Market value gain (loss) of net assets before interest rate contracts	6,384	6,033	4,582		(7,423)	(16,628)	(26,627)
Market value gain (loss) of interest rate contracts	(12,760)	(8,295)	(4,044)		3,845	7,515	11,015

Total change in MVPE(2)	$(6,376)	$(2,262)	$538	—	$(3,578)	$(9,113)	$(15,612)

Change in MVPE as a percent of:
MVPE(2)	-6.35%	-2.25%	.54%	—	-3.56%	-9.08%	-15.55%
Total assets of Los Padres Bank	-0.74%	-0.35%	0.05%	—	-0.20%	-0.57%	-1.03%

	Change In Interest Rates (In Basis Points)(1)
2005	-300	-200	-100	-	+100	+200	+300
	(Dollars in Thousands)
Market value gain (loss) in assets	$34,553	$25,333	$14,260	—	$(17,231)	$(36,436)	$(56,745)
Market value gain (loss) of liabilities	(23,899)	(16,488)	(8,421)		8,541	17,184	26,039

Market value gain (loss) of net assets before interest rate contracts	10,654	8,845	5,839		(8,690)	(19,252)	(30,706)
Market value gain (loss) of interest rate contracts	(14,259)	(9,237)	(4,493)		4,235	8,258	12,069

Total change in MVPE(2)	$(3,605)	$(392)	$1,346	—	$(4,455)	$(10,994)	$(18,637)

Change in MVPE as a percent of:
MVPE(2)	-3.76%	-0.41%	1.40%	—	-4.65%	-11.47%	-19.44%
Total assets of Los Padres Bank	-0.55%	-0.22%	0.01%	—	-0.27%	-0.72%	-1.28%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $95.9 million at December 31, 2005.
          The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments, as an impact on recorded yields.
Liquidity and Capital Resources
          Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, which was 15.5% at December 31, 2006. At December 31, 2006, Los Padres Bank’s “liquid” assets totaled approximately $84.2 million.
          In general, the Bank’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility, which we maintain with two banks. At December 31, 2006, we had $257.0 million in FHLB advances and we had $147.1 million of additional borrowing capacity with the FHLB of San Francisco.
          The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. The Company intends to extend the maturity date and renegotiate the line to a lower amount. Future utilization of the line would be to support growth opportunities, as they develop and to provide working capital. At December 31, 2006 and 2005, the Company was not indebted under its revolving line of credit.
          On September 16, 2004, we entered into an amendment to our credit agreement, which reduced the LIBOR margin range from 2.0% to 3.0% to 1.75% to 2.75%. We pay interest on the outstanding amount of our borrowings from time to time under the credit agreement at an interest rate that adjusts based upon our compliance with certain financial criteria and our selection of an interest rate formula. At our option, the interest rates per annum applicable to any particular borrowing under the credit agreement is either (1) adjusted LIBOR plus a margin ranging from 1.75% to 2.75% or (2) the prime rate announced from time to time by Harris Trust and Savings Bank minus a margin ranging from 0.5% to 0.0%. The factors that determine the amount of the margin include our core profitability and our non-performing asset ratio. We are currently at the most favorable pricing level under the credit agreement. In each year, we also pay a commitment fee to the lenders equal to 0.25% of the average daily un-drawn portion of the borrowings available to us under the credit agreement for that year. All of the covenants remain in place and are unchanged. Management believes that as of December 31, 2006, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit our operations.
          Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2006, the total approved loan commitments outstanding amounted to $183.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $536.1 million and FHLB borrowings and repurchase agreements that are scheduled to mature within the same period amounted to $258.1 million. Management believes that we have adequate resources to fund all of our commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. Los Padres Bank was pre-approved to pay up to $5.0 million of dividends to us between July 1, 2006 and June 30, 2007, with certain limitations, primarily to maintain capital ratios at a level that would qualify Los Padres Bank as a well capitalized institution immediately prior to and after payment of any dividend. At December 31, 2006 Los Padres Bank had $3.8 million remaining of the pre-approved $5.0 million. Los Padres Bank annually requests a pre-approval of dividends to be paid to us from to

OTS. Los Padres can also make larger dividends if needed, but in order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the OTS, during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility and subordinated debt. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.
          Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.
Contractual Obligations and Commercial Commitments
          The following tables present our contractual obligations (not including interest) and commercial commitments as of December 31, 2006.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$556,284	$536,097	$15,606	$4,422	$159
FHLB advances	257,000	238,000	—	19,000	—
Reverse repurchase agreements	65,141	20,141	30,000	15,000	—
Leases	4,460	1,244	2,075	963	178
Other debt	25,774	—	—	—	25,774
Due from broker	142	142	—	—	—

Total contractual obligations	$908,801	$795,624	$47,681	$39,385	$26,111

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$38,419	$25,534	$8,903	$1,703	$2,279
Consumer lines of credit (1)	48,532	2,520	—	650	45,362
Undisbursed portion of loans in process	83,855	45,411	38,444	—	—
Approved but, not funded mortgage loans	7,463	7,463	—	—	—
Approved but, not funded commercial loans	540	540	—	—	—
Approved but not funded consumer loans	300	300	—	—	—
Letters of credit	4,387	4,387	—	—	—

Total commitments	$183,496	$86,155	$47,347	$2,353	$47,641

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Off-Balance Sheet Arrangements
     As discussed in the Asset and Liability Management section above, we utilize external hedging transactions to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible with the use of external hedging. External hedging generally involves the use of interest rate swaps, caps, floors, options and futures, which are off-balance sheet arrangements. We use interest rate swap instruments to effectuate our external hedging strategy. At December 31, 2006, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $181.0 million and maturities from January 2007 to October 2014. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities, which would effectively be hedged by that interest rate contract. Our interest rate swap instruments require that we make fixed-rate payments ranging from 3.6% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
     At December 31, 2006 and 2005, the interest rate swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges.

	Contract or
	Notional	Estimated	Weighted-Average
	Amount	Fair Value	Interest Rate
			Receivable	Payable
December 31, 2006 -
Interest rate swaps — pay fixed
receive 3-month LIBOR	$164,000	$587	5.36%	4.73%

December 31, 2005 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$152,000	$33	4.39%	4.42%
     The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2006:

Maturities	2007	2008	2009	2010	2011	Thereafter
Interest rate swaps:
Notional amount	$52,000	$4,000	$60,000	$10,000	$10,000	$28,000
Weighted-average payable rate	3.80%	3.78%	5.25%	6.29%	4.90%	4.84%
Weighted-average receivable rate	5.36%	5.37%	5.36%	5.36%	5.38%	5.36%
     At December 31, 2006, we did not hold any interest rate swaps as trading account assets, except for certain interest rate swaps that we utilize in order to enhance our returns and not for the purpose of interest rate risk management.

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
See “Effect of Newly Issued But Not Yet Effective Accounting Standards” included in Footnote 1.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in Item 7 hereof.
Item 8. Financial Statements and Supplementary Data.
          Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Harrington West Financial Group, Inc
Solvang, California
We have audited the accompanying consolidated statement of financial condition of Harrington West Financial Group, Inc. as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 of the consolidated financial statements, the Company adopted new accounting guidance which impacts accounting for stock options.
/s/ Crowe Chizek and Company LLP
Oak Brook, Illinois
March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Harrington West Financial Group, Inc.
Solvang, California
We have audited the accompanying consolidated statement of financial condition of Harrington West Financial Group, Inc. (the “Company”) as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrington West Financial Group, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 31, 2006

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$21,178	$19,312
Trading account assets	837	975
Securities available for sale at fair value	309,729	387,352
Securities held to maturity (fair value of $71 in 2006 and $84 in 2005)	69	80
Loans receivable, net of allowance for loan losses of $5,914 in 2006 and $5,661 in 2005	757,033	672,890
Accrued interest receivable	5,315	4,463
Premises and equipment, net	15,581	10,276
Due from broker	142	—
Prepaid expenses and other assets	4,959	3,783
Investment in FHLB stock, at cost	14,615	16,364
Income taxes receivable	112	251
Bank-owned life insurance	18,472	17,621
Deferred taxes	—	137
Goodwill	5,496	5,496
Core deposit intangible, net	935	1,187

TOTAL	$1,154,473	$1,140,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$677,665	$619,213
Noninterest bearing	55,092	49,932

Total deposits	732,757	669,145

FHLB advances	257,000	319,000
Securities sold under repurchase agreements	65,141	59,013
Subordinated debt	25,774	25,774
Due to broker	—	2,474
Accrued interest payable and other liabilities	5,005	5,207
Deferred taxes	1,098	—

Total liabilities	1,086,775	1,080,613

COMMITMENTS AND CONTINGENCIES (Notes 2 and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,200,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized; 5,460,393 shares issued and outstanding as of December 31, 2006 and 5,384,843 shares issued and outstanding December 31, 2005	55	54
Additional paid-in capital	33,332	32,059
Retained earnings	34,964	29,458
Accumulated other comprehensive loss, net of tax	(653)	(1,997)

Total stockholders’ equity	67,698	59,574

TOTAL	$1,154,473	$1,140,187

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31,
	2006	2005	2004
INTEREST INCOME:
Interest on loans	$54,963	$43,269	$36,166
Interest and dividends on securities	19,132	18,787	16,100

Total interest income	74,095	62,056	52,266

INTEREST EXPENSE:
Interest on deposits	25,590	15,668	10,629
Interest on FHLB advances, subordinated debt & repurchase agreements	17,751	16,230	12,089

Total interest expense	43,341	31,898	22,718

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	30,754	30,158	29,548

PROVISION FOR LOAN LOSSES	565	435	650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,189	29,723	28,898

OTHER INCOME (LOSS):
Net gain (loss) on sale of available-for-sale securities	(613)	933	690
Income from trading assets	1,024	3	571
Loss on extinguishment of debt	—	—	(189)
Other (loss)	(39)	(15)	(57)
Increase in cash surrender value of life insurance	745	621	—
Banking fee income and other income	3,340	3,327	3,148

Total other income	4,457	4,869	4,163

OTHER EXPENSES:
Salaries and employee benefits	12,478	11,166	10,522
Premises and equipment	3,744	3,884	3,153
Insurance premiums	417	509	486
Marketing	453	403	427
Computer services	841	785	696
Professional fees	998	1,271	1,188
Office expenses and supplies	881	870	824
Other	2,348	2,188	2,120

Total other expenses	22,160	21,076	19,416

INCOME BEFORE INCOME TAXES	12,486	13,516	13,645

INCOME TAXES	4,258	5,180	5,436

NET INCOME	$8,228	$8,336	$8,209

BASIC EARNINGS PER SHARE	$1.51	$1.56	$1.56

DILUTED EARNINGS PER SHARE	$1.48	$1.48	$1.46

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	5,441,075	5,347,757	5,256,030

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	5,572,664	5,620,556	5,603,680

See notes to consolidated financial statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(Dollars in thousands)

						Accumulated
			Additional		Compre-	Other	Total
	Common Stock		Paid-In	Retained	hensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Loss	Equity

BALANCE, DECEMBER 31, 2003	5,206,109	52	$30,710	$20,073		$(2,759)	$48,076

Comprehensive Income

Net Income				8,209	$8,209		8,209

Other comprehensive income, net of tax
Unrealized gains (losses) on securities					(324)	(324)	(324)
Effective portion of change in fair value of cash flow hedges					828	828	828

Total comprehensive income					$8,713

Stock options exercised, including tax benefit of $0	72,825	1	515				516
Dividends on Common Stock at $.41 per share				(4,645)			(4,645)

BALANCE, DECEMBER 31, 2004	5,278,934	53	31,225	23,637		(2,255)	52,660

Comprehensive Income

Net Income				$8,336	$8,336		8,336

Other comprehensive income, net of tax
Unrealized gains (losses) on securities					(2,270)	(2,270)	(2,270)
Effective portion of change in fair value of cash flow hedges					2,528	2,528	2,528

Total comprehensive income					$8,594

Stock options exercised, including tax benefit of $250	105,909	1	834				835
Dividends on Common Stock at $. 485 per share				(2,515)			(2,515)

BALANCE, DECEMBER 31, 2005	5,384,843	54	32,059	29,458		(1,997)	59,574

Comprehensive Income

Net Income				8,228	$8,228		8,228

Other comprehensive income, net of tax
Unrealized gains (losses) on securities					1,008	1,008	1,008
Effective portion of change in fair value of cash flow hedges					336	336	336

Total comprehensive income					$9,572

Stock options exercised, including tax benefit of $397	75,550	1	825				826
Stock options earned			448				448

Dividends on Common Stock at $.50 per share				(2,722)			(2,722)

BALANCE, DECEMBER 31, 2006	5,460,393	$55	$33,332	$34,964		$(653)	$67,698

See notes to consolidated financial statements

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended
	December 31,
	2006	2005	2004
DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding (loss) arising during period, net of tax (benefit) expense of $542, ($1,123), and $58 for 2006, 2005 and 2004, respectively	$613	$(1,706)	$85
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of ($218), $369 and $281 for 2006, 2005 and 2004, respectively	(395)	564	409

Net unrealized (loss) on securities, net of tax (benefit) expense of $760, ($1,492) and ($223) for 2006, 2005 and 2004, respectively	$1,008	$(2,270)	$(324)

Unrealized net gain on cash flow hedges, net of tax expense of $212, $1,733 and $631 for 2006, 2005 and 2004 respectively	$339	$2,524	$919
Less: Reclassification adjustment for net gains (losses) on cash flow hedges included in net income, net of tax (benefit) expense of ($2), ($2) and $63 for 2006, 2005 and 2004, respectively	3	(4)	91

Net unrealized gain on cash flow hedges, net of tax expense of $214, $1,735 and $569 for 2006, 2005 and 2004, respectively	$336	$2,528	$828

Total change in Other Comprehensive Income	$1,344	$258	$504

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,228	$8,336	$8,209
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(395)	767	338
Depreciation and amortization	1,475	1,452	1,204
Amortization of premiums and discounts on loans receivable and securities	2,075	2,589	3,171
Deferred income taxes	505	1,023	781
Provision for loan losses	565	435	650
Activity in trading account assets	135	75	1,059
Loss (gain) on sale of trading account securities	3	(4)	—
Loss (gain) on sale of available-for-sale securities	613	(933)	(690)
FHLB stock dividend	(808)	(675)	(557)
Earnings in bank owned life insurance	(745)	(621)	—
Increase in accrued interest receivable	(852)	(1,141)	(394)
(Increase) decrease in income taxes (payable) receivable	139	(713)	(250)
(Increase) decrease in prepaid expenses and other assets	(1,479)	1,019	(1,877)
Stock options expensed	448	—	—
Decrease in accrued interest payable and other liabilities	(2,321)	(507)	(1,684)

Net cash provided by operating activities	7,586	11,102	9,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(85,381)	(75,783)	(81,505)
Proceeds from sales of securities available for sale	44,327	61,819	28,316
Purchases of securities available for sale	(63,875)	(105,207)	(154,529)
Principal paydowns on securities available for sale	96,261	84,446	91,479
Principal paydowns on securities held to maturity	13	13	129
Purchase of bank-owned life insurance	—	(17,000)	—
Proceeds from sale of real estate acquired through foreclosure	1,062	—	—
Acquisition, net of cash acquired	—	(1,954)	—
Purchase of premises and equipment	(6,528)	(2,414)	(3,463)
Redemption (purchase) of FHLB stock	2,557	(555)	(1,152)

Net cash used in investing activities	(11,564)	(56,635)	(120,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	63,612	70,963	27,504
(Decrease) increase in securities sold under agreements to repurchase	6,128	(20,676)	13,962
Increase (decrease) in FHLB advances	(62,000)	3,000	53,500
Increase in subordinated debt	—	—	10,310
Exercise of stock options on common stock, including tax benefits	826	835	516
Dividends paid on common stock	(2,722)	(2,515)	(4,645)

Net cash provided by financing activities	5,844	51,607	101,147

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,866	6,074	(9,618)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,312	13,238	22,856

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,178	$19,312	$13,238

See notes to consolidated financial statements
(Continued)

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for:
Interest	$44,180	$30,169	$18,803
Income taxes	$3,689	$4,016	$5,522

SUPPLEMENTAL NON-CASH DISCLOSURE
Due to/(from) broker	$(142)	$2,474	$0
In 2005, the fair values of non-cash assets acquired and liabilities assumed in the Thousand Oaks branch purchase were $41 thousand and $42.8 million, respectively. Goodwill of $1.5 million and intangible assets of $492 thousand were also recorded as part of the purchase transaction. In the fourth quarter of 2006 the company was able to complete the sale of its real estate owned for the net book value of $1.1 million, recording an $8 thousand loss.
See notes to consolidated financial statements
(Concluded)

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business of the Company - Harrington West Financial Group, Inc. is a savings and loan holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), referred to herein on a consolidated basis as the “Company”. The Bank is a federally chartered savings bank which operates 16 branches serving individuals and small to medium-sized businesses. Eleven banking facilities are operated on the California Central Coast, three banking facilities are located in Kansas, and operated as a division under the Harrington Bank brand, and two banking facilities are located in Scottsdale, Arizona.

On February 1, 1999, the Bank purchased a 49% interest in Harrington Wealth Management Company (“HWMC”). HWMC offers trust and investment management services to the customers of the Bank. On October 31, 2001, the Bank purchased the remaining 51% interest in HWMC. Beginning in November 2001, HWMC became a wholly owned subsidiary of the Bank and is consolidated into the Bank. HWMC performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2006, HWMC administered approximately 439 accounts and had $175.3 million of assets under management that are not included on the consolidated statements of financial condition. For the years ended December 31, 2006, 2005 and 2004, HWMC generated revenues of $848,000, $726,000 and $614,000, respectively.

On November 3, 2001, the Bank purchased from Harrington Bank, FSB, its’ $75 million bank located in Shawnee Mission, Kansas, in the heart of the Kansas City metropolis.

Basis of Presentation -. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying consolidated financial statements. In preparing the consolidated financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, valuation of investment securities, fair value of derivatives, fair value of financial instruments and stock-based compensation. Actual results could differ from those estimates.

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

Trading Account Assets - Trading account assets are debt and equity securities, as well as derivative instruments not receiving hedge treatment (as further described in Note 15) that are bought and held principally for the purpose of active management. These assets are reported at fair value and included in trading account assets on the statements of financial condition. Realized and unrealized gains and losses are included in income from trading account assets.
Available for Sale Securities - Debt and equity securities not classified as either held to maturity or trading securities are classified as securities available for sale and recorded at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other than temporary are recorded as realized losses in the statement of earnings. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using an effective interest method that considers estimates of future principal prepayments. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
A security may become impaired, (i.e. there may be an unrecognized loss). The impairment may be temporary or other than temporary. In the case of debt securities, the impairment may imply a judgment by the market that the issuer will not be able to make interest and principal payments as contractually required. Alternatively, the impairment may be due only to changes in interest rates that do not impact the issuer’s ability to meet its contractual obligations. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging a realized loss to earnings in the period in which the impairment occurs or is otherwise deemed to be other than temporarily impaired.
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
Loan origination fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans as an adjustment to yield using a method that approximates the level-yield method. Calculation of the yield is done on a loan-by-loan basis. Unamortized fees are recognized in interest income in the period the related loans are sold or paid off. Other loan fees and charges representing service costs for the repayment of loans, delinquent payments or miscellaneous loan services are recorded as income when collected.
Discounts and premiums on loans are amortized into interest income, using a method that approximates the level-yield method over the estimated life of the related loans.
Allowance for Loan Losses - Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Charge-offs are recorded when management believes the uncollectibility of the loan balance is confirmed.

The allowance is maintained at a level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.
In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
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
Management believes the level of the allowance as of December 31, 2006 is adequate to absorb probable incurred losses in the loan portfolio.
Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The depreciable lives range from 3 to 25 years for leasehold improvements, 3 to 20 years for furniture, fixtures and equipment and 15 to 39 years for the office buildings.
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
Real Estate Acquired through Foreclosure - Real estate acquired through foreclosure is carried at estimated fair value at the time of foreclosure. Any subsequent operating expense or income, reduction in estimated values, and gains or losses on disposition of such properties are included in current operations. The Company had no real estate acquired through foreclosure at December 2006 and 2005.

Income Taxes – Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets or liabilities shown on the balance sheet are adjusted to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
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
Bank Owned Life Insurance – The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at cash surrender value (or the amount that can be realized).
Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. The intangible asset represents the fair market value of acquiring the long-term depositor relationship. Core deposit intangibles have a finite useful life and it is the Company’s policy to amortize the intangible over the estimated useful life of the deposit base acquired, currently 10 years, using an accelerated amortization method. At December 31, 2006 and 2005, the gross balance of core deposit intangibles was $2.4 million and the accumulated amortization was $1.5 million and $1.2 million, respectively. The amortization expense was $252 thousand, $228 thousand, and $194 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated future amortization of core deposit intangibles is $233 thousand for December 31, 2007, $148 thousand for December 31, 2008, $146 thousand for December 31, 2009, $143 thousand for December 31, 2010, $123 thousand for December 31, 2011, and $142 thousand thereafter.
Goodwill – Goodwill is no longer amortized, but instead is tested for impairment at least annually. A goodwill impairment test was completed as of September 30, 2006. No impairment loss was recorded by the Company.
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
In accordance with the standards, the Company has identified certain types of short-term interest-bearing liabilities as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. Although these liabilities have contractually fixed rates of interest, their short-term maturities, together with the expectation that they will be continually refinanced or replaced with similar products, give rise to the risk of fluctuations in interest expense as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as cash flow hedges to hedge the interest rate risk associated with the cash flows of short-term deposits, securities sold under agreements to repurchase and FHLB advances.
To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported as interest expense immediately. During the next twelve months, the Company expects a benefit of $371, net of tax, from the amount recorded in the separate component of stockholders’ equity to be reclassified to interest expense.
Securities Sold Under Repurchase Agreements – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.
Comprehensive Income - Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.
Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
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
Cash Flows - Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements and other short-term borrowings with original maturities under 90 days.
Adoption of new accounting standards:
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment. Under SFAS 123(R), compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes model. The compensation cost is then amortized straight-line over the vesting period. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected option term, expected volatility of the Company’s stock, the risk-free interest rate, annual dividend yield and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and for any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company assumes a forfeiture rate of 3% annually.
     As a result of adopting SFAS 123(R), total stock-based compensation resulted in a decrease to income before income taxes of $448 thousand, a reduction in net income of $295 thousand, and a decrease in basic and diluted earnings per share of $.05 and $.03, respectively. The pre-tax unearned compensation expense for the remaining three year vesting period through December 31, 2010, of the non-vested stock options is $896 thousand as of December 31, 2006.
     Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. No stock-based compensation was recognized on employee stock options in the Consolidated Statements of Earnings before January 1, 2006. Accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.
     Had compensation cost for these plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

Dollars in thousands, except per share data	Year ended December 31,
	2005	2004
Net income, as reported	$8,336	$8,209

Deduct:

Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effect	236	151

Pro forma net income	$8,100	$8,058

Earnings per share:

Basic earnings per share:

As reported	$1.56	$1.56

Pro forma	$1.51	$1.46

Dollars in thousands, except per share data	Year ended December 31,
	2005	2004
Diluted earnings per share:

As reported	$1.48	$1.46

Pro forma	$1.44	$1.44

Effect of Newly Issued, But Not Yet Effective Accounting Standards
          In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.
          In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.
          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.
          In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-

employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.
          In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.
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

2.	LOANS RECEIVABLE

The Bank’s loan portfolio as of December 31 is summarized as follows:

	2006	2005
Real estate loans:
Residential property — one to four units	$106,675	$115,925
Residential property — more than four units	79,896	80,855
Residential property — construction	57,660	50,590
Nonresidential property — construction	54,985	20,293
Commercial and other income — producing properties	264,915	253,208
Loans for the acquisition and development of land	54,738	36,085

Total real estate loans	618,869	556,956

Commercial and industrial loans	119,074	96,566
Consumer loans	25,304	26,653
Loans collateralized by deposit accounts	1,964	1,070
Consumer line-of-credit loans	242	201

	765,453	681,446

Net deferred loan fees	(2,103)	(2,498)
Net (discount) premiums	(403)	(397)
Allowance for loan losses	(5,914)	(5,661)

Loans receivable, net	$757,033	$672,890

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
     A downturn in the real estate market may adversely affect our business. As of December 31, 2006, approximately 83.3% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Approximately 64.8% of our real property collateral is located in California, approximately 18.4% is located in the Kansas City metropolitan area, and 16.8% is in the Arizona market.
     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2006, Los Padres Bank had $106.7 million of single-family residential loans in its portfolio, which amounted to 13.9% of total loans receivable as of such date. At December 31, 2006, total loans due after one year had $73.6 million or 69.0% of Los Padres Bank’s single-family residential loans with fixed interest rates and $33.1 million or 31.0% with interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.
     At December 31, 2006, Los Padres Bank had an aggregate of $79.9 million and $264.9 million invested in multi-family residential and commercial real estate loans, respectively, or 10.4% and 34.6% of total loans receivable, respectively. Los Padres Bank’s multi-family residential loans are secured by multi-family properties of five units or more, while Los Padres Bank’s commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in Los Padres Bank’s primary market areas.
     Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2006, Los Padres Bank’s construction loans amounted to $112.6 million or 14.7% of total loans receivable, $57.7 million of which were for the construction of residential properties, $25.5 million of which were for land acquisition and the development of residential properties, and $29.4 million of which were for the construction of commercial properties.
     At December 31, 2006, the Bank’s regulatory limit on loans-to-one borrower was $13.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $13.1 million, $13.1 million, $13.0 million, $13.0 million and $13.0 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single family residences. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2006.
Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2006	2005	2004
Balance, beginning of year	$5,661	$5,228	$4,587

Charge-offs	(356)	(2)	(9)

Recoveries	44	—	—

Provision for loan losses	565	435	650

Balance, end of year	$5,914	$5,661	$5,228

Loans for which impairment has been recognized are as follows at December 31:

	2006	2005
Impaired loans with a valuation allowance	$98	$1,549
Impaired loans without a valuation allowance	—	—

Total impaired loans	98	1,549

Valuation allowance related to impaired loans	$16	$441

	2006	2005	2004
Average recorded investment in impaired loans	$824	$853	$440
Interest income recognized on impaired loans	—	—	14
Interest income recognized on a cash basis	—	—	14
At December 31, 2006 and 2005, we had two and zero non-accrual loans with $98 thousand and $0, respectively. There were no restructured loans or real estate acquired through foreclosure at December 31, 2006 and 2005.
At December 31, 2006 and 2005, the Bank had the following outstanding loan commitments:
Unfunded Loan Commitments as of December 31,
(In Thousands)

	2006	2005
Commercial lines of credit	$38,419	$40,139
Consumer lines of credit	48,532	46,423
Undisbursed portion of loans in process	83,855	78,306
Approved but, not funded mortgage loans	7,463	6,531
Approved but, not funded commercial loans	540	8,292
Approved but, not funded consumer loans	300	1,080
Letters of credit	4,387	4,560

Total commitments	$183,496	$185,331

     Commitments to make loans are generally made for periods of 60 days or less. As of December 31, 2006 loan commitments included fixed rate commercial loans with rates from 5.20% to 8.81% and terms of 18 months to 360 months.

3.	SECURITIES

All securities held do not have a single maturity date. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

Securities Available for Sale:

		Gross
		Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2006

Mortgage-backed securities — pass throughs	$98,244	$215	$(1,514)	$96,945
Collateralized mortgage obligations	76,182	130	(517)	75,795
Commercial mortgage-backed securities	31,312	—	(231)	31,081
Asset-backed securities (underlying securities mortgages)	102,815	519	(175)	103,159
Asset-backed securities	2,747	45	(43)	2,749

	$311,300	$909	$(2,480)	$309,729

		Gross
		Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2005

Mortgage-backed securities — pass throughs	$125,153	$126	$(2,439)	$122,840
Collateralized mortgage obligations	80,470	25	(964)	79,531
Commercial mortgage-backed securities	40,647	—	(468)	40,179
Asset-backed securities (underlying securities mortgages)	141,086	659	(181)	141,564
Asset-backed securities	3,335	52	(149)	3,238

	$390,691	$862	$(4,201)	$387,352

     The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of December 31, 2006 and 2005 segregated by investments that have been in a continuous unrealized loss position for less than 12 months and investments that have been in a continuous unrealized loss position for 12 months or longer are summarized below:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - pass throughs	$4,560	$(10)	$71,356	$(1,504)	$75,916	$(1,514)
Collateralized mortgage obligations	23,705	(102)	11,664	(415)	35,369	(517)
Commercial mortgage-backed securities	0	0	31,081	(231)	31,081	(231)
Asset-backed securities - (underlying securities mortgages)	4,294	(25)	10,274	(150)	14,568	(175)
Asset-backed securities	1,290	(10)	1,096	(33)	2,386	(43)

	$33,849	$(147)	$125,471	$(2,333)	$159,320	$(2,480)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - pass throughs	$55,827	$(684)	$55,881	$(1,755)	$111,708	$(2,439)
Collateralized mortgage obligations	29,370	(175)	26,270	(789)	55,640	(964)
Commercial mortgage-backed securities	33,517	(332)	6,662	(136)	40,179	(468)
Asset-backed securities - (underlying securities mortgages)	25,237	(136)	2,923	(45)	28,160	(181)
Asset-backed securities	—	—	2,433	(149)	2,433	(149)

	$143,951	$(1,327)	$94,169	$(2,874)	$238,120	$(4,201)

          Our mortgage-backed securities – pass throughs are issued by U.S. Government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of December 31, 2006, there are 84 mortgage-backed securities in an unrealized loss position; of those, 73 have been in an unrealized loss position for twelve months or more. At December 31, 2005, 90 mortgage-backed securities were in an unrealized loss position; of those, 54 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
          As of December 31, 2006 and December 31, 2005, there are 14 and 18, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 14 securities in an unrealized loss position as of December 31, 2006, 3 have been in an unrealized loss position for over twelve months; and at December 31, 2005, of the 18 securities that were in an unrealized loss position, 8 had been in an unrealized loss position for over twelve months.
     Our commercial mortgaged-backed securities are issued by various entities or trusts and, as of December 31, 2006, all are rated as investment grade by a nationally recognized rating agency. As of December 31, 2006, there are 5 commercial mortgage-backed securities in an unrealized loss position with 5 securities in an unrealized loss position for twelve months or more. At December 31, 2005, there were 6 commercial mortgage-backed securities in an unrealized loss position with one security in an unrealized loss position for over twelve months. Due to the investment grade ratings noted above, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
          All of our asset-backed securities are issued by private entities or trusts and, as of December 31, 2006, all but 4 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages and student loans, with the exception of the securities discussed in the next paragraph. As of December 31, 2006, there are 25 asset-backed securities that are in an unrealized loss position with 11 securities in an unrealized loss position for twelve months or more. As of December 31, 2005, there are 14 asset-backed securities that are in an unrealized loss position, with 2 securities in an unrealized loss position for twelve months or more. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
          The asset-backed securities are collateralized by a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $1.5 million and $3.2 million as of December 31, 2006 and 2005, respectively. The securities are of the senior tranches with priority cash flow rights and are rated CCC by Fitch and B1 by Moody’s, as of December 31, 2006. Management believes the improvement in the unrealized loss from $149,000 as of December 31, 2005 to $33,000 as of December 31, 2006 is attributed to the return of principal on these securities. The delinquencies on the underlying loans of these securities have increased from 12.0% per the December 2005 servicer report to 13.5% per the December 2006 servicer report. Furthermore, management performs a stress test of the cash flows based on various delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on this security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment.” Management intends to hold these securities until recovery.
          At December 31, 2006, $222.1 million, or 71.7% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps.
          Proceeds from sales of available for sale securities were $44.3 million, $61.8 million and $28.3 million, with related gross realized gains of $110,000, $933,000 and $690,000 for 2006, 2005 and 2004, respectively. There were $723,000 realized losses during the year ended December 31, 2006, with no losses in 2005 and 2004.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held to Maturity:	Cost	Gains	Losses	Value
December 31, 2006

FNMA pass-through securities	$69	$2	$—	$71

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005

FNMA pass-through securities	$80	$4	$—	$84

4.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	2006	2005
Land	$4,873	$1,811
Buildings	6,128	4,091
Leasehold improvements	3,620	3,088
Furniture, fixtures and equipment	6,789	6,303

Total	21,410	15,293
Less: accumulated depreciation and amortization	5,829	5,017

Premises and equipment, net	$15,581	$10,276

Depreciation expense was $1,223, $1,273, and $1,041 for December 31, 2006, 2005, and 2004, respectively.

5. DEPOSITS
A summary of deposits by type of account as of December 31 is as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate (1)	Amount	Interest Rate(1)
Noninterest bearing:
Noninterest bearing	$12,022	—	$14,590	—
Commercial noninterest bearing	43,070	—	35,342	—

Total noninterest bearing	55,092	—	49,932	—

Interest bearing:
Passbook	17,597	0.87%	21,924	0.88%
NOW accounts	35,082	0.61%	34,973	0.40%
Money Market	60,602	3.67%	69,291	2.85%
Commercial Money Market	8,100	2.97%	10,813	1.55%

Total interest bearing	121,381	2.33%	137,001	1.81%

Total	176,473	1.60%	186,933	1.33%

Certificates of deposits:
$100,000 or greater	308,652	4.96%	244,468	3.68%
Under $100,000	247,632	4.84%	237,744	3.63%

Total certificates of deposits	556,284		482,212

Total deposits	$732,757	4.11%	$669,145	3.00%

(1)	Weighted Average interest rate as of the end of the period.
As of December 31, 2006, certificates of deposits are scheduled to mature as follows:

	$100,000 or	Less than
December 31	Greater	$100,000	Total

2007	$299,816	$235,783	$535,599
2008	3,741	5,168	8,909
2009	2,904	4,152	7,056
2010	1,512	1,607	3,119
2011	679	922	1,601

	$308,652	$247,632	$556,284

6. FEDERAL HOME LOAN BANK ADVANCES
     We obtain both long-term fixed-rate and overnight advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances are limited to 35% of our total Bank assets, or $403.5 million and $399.1 million at December 31, 2006 and 2005, respectively.
     FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $227.2 million and $253.6 million at December 31, 2006 and 2005, respectively, and mortgage-backed securities aggregating $144.5 million and $207.8 million, market value, at December 31, 2006 and 2005, respectively. The weighted-average interest rate on these advances was 5.44% and 4.23% at December 31, 2006 and 2005 respectively.
     The maturities of FHLB advances at December 31 are as follows:

2006
2007 - overnight	$238,000
2010 - long-term	19,000

$257,000

	At or For the Year Ended
	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Overnight FHLB advances:
Average balance outstanding during the year	$267,452	$295,116	$263,898
Maximum amount outstanding at any month-end during the period	310,000	339,050	298,000
Balance outstanding at end of period	238,000	300,000	297,000
Average interest rate during the period	5.05%	3.26%	1.46%
Average interest rate at end of period	5.29%	4.03%	2.22%
7. NOTE PAYABLE
     At December 31, 2006 and 2005, the Company had a loan facility from two banks consisting of a revolving line of credit of $15.0 million. There have not been any draws on the line of credit since the Company paid off the outstanding balance of $11.3 million in 2003.
     On September 16, 2004, we entered into an amendment to our credit agreement, which reduced the LIBOR margin range from 2.0% to 3.0% to 1.75% to 2.75%. Under the new terms, interest is payable quarterly and the rate is based on three defined performance-based levels determined from quarterly operating results related to core profitability and nonperforming asset ratios: Level 1 allows for the choice of London Interbank Offered Rate (“LIBOR”) plus 175 basis points (in maturities of 30, 60 or 90 days) or prime rate less 50 basis points; Level 2 allows for the choice of LIBOR plus 225 basis points or prime rate less 50 basis points; Level 3 allows for the choice of LIBOR plus 275 basis points or prime rate. At December 31, 2006, the Company qualified for Level 1 loan pricing. A .25% commitment fee on the unused portion of the line is payable quarterly.

     The credit agreement contains a number of significant covenants that restrict our ability to dispose of assets, incur additional indebtedness, invest in mortgage derivative securities above certain thresholds, create liens on assets, engage in mergers or consolidations or a change-of control, engage in certain transactions with affiliates, pay cash dividends or repurchase common stock. The credit agreement also requires the Company to comply with specified financial ratios and tests, including causing the Bank to maintain a ratio of non-performing assets to the sum of Tier 1 risk-based capital plus loan loss reserves of not more than 0.20 to 1, maintaining a ratio of outstanding loans under the credit agreement to the stockholders’ equity of the Bank of less than 0.50 to 1, maintaining the Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements. The covenant that restricts payment of cash dividends in an aggregate amount not to exceed the greater of (a) $450,000 during any fiscal quarter, or (b) 40% of our consolidated net income during any fiscal quarter or declare dividends at any time an event of default has occurred under the revolving line of credit. The Bank’s status as a “well capitalized” institution and complying with minimum core profitability requirements is also a covenant associated with the credit agreement. Management believes that as of December 31, 2006, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will significantly limit its operations.
8. SUBORDINATED DEBT
     On September 27, 2004, the Company completed a $10.3 million capital trust offering which consisted of $10.0 million of subordinated debt and $310,000 of common stock. The capital trust securities bear interest at LIBOR plus 1.90% and will mature on October 7, 2034. The capital securities were issued through a newly formed trust, Harrington West Capital Trust II, in a private transaction. Interest is payable, and the rate resets, quarterly. The interest rate at December 31, 2006 was 7.27%.
     On September 25, 2003, the Company completed a $15.5 million capital trust offering which consisted of $15.0 million of subordinated debt and $464,000 of common stock. The capital trust securities bear interest at LIBOR plus 2.85% and will mature on October 8, 2033. The capital securities were issued through a newly formed trust, Harrington West Capital Trust I, in a private transaction. Interest is payable, and the rate resets, quarterly. The interest rate at December 31, 2006 was 8.22%.
9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
     We obtain funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. At December 31, 2006 and 2005, the Company had $70.7 million and $63.3 million of mortgage-backed securities from the available-for-sale portfolio, which were pledged as collateral for our repurchase agreements. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements.
     At December 31, 2006 and 2005, we had four wholesale repurchase agreements, respectively, with Citigroup Financial Services totaling $59.0 million and $59.0 million with a weighted average coupon of 2.96% and 2.98% and maturities ranging from April 2007 to July 2010. We also had retail repurchase agreements with our customers of $6.1 million and $13 thousand at December 31, 2006 and 2005, respectively. The retail repurchase agreements mature daily and have a weighted-average interest rate of 4.11% and 1.05% at December 31, 2006 and 2005 respectively. During the year ended December 31, 2006, 2005 and 2004, the maximum balance of repurchase agreements at any month-end was $65.1 million, $81.3 million and $80.6 million, respectively, average balance was $60.2 million, $69.7 million and $75.5 million, respectively, and weighted average interest rates were 2.98%, 2.73%, and 2.62%, respectively.

10.	INCOME TAXES

The provision for taxes on income consists of the following components for the years ended December 31:

	2006	2005	2004
Current tax expense:
Federal	$3,298	$3,062	$3,737
State	455	1,095	918

	3,753	4,157	4,655

Deferred tax expense (benefit):
Federal	336	937	606
State	169	86	175

	505	1,023	781

	$4,258	$5,180	$5,436

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2006	2005	2004
Federal income taxes at statutory rates	35.0%	35.0%	35.0%
Increase resulting from:
State tax, net of federal benefit	3.2	5.7	5.2
Earnings from bank owned life insurance	(2.1)	(1.6)	—
Other, net	(2.0)	(0.8)	(0.4)

	34.1%	38.3%	39.8%

The following is a summary of the components of the net deferred tax asset at December 31:

	2006	2005
Deferred tax asset:
Unrealized hedging loss on cash flow hedges	$—	$74
Unrealized loss on available for sale securities	559	1,321
Non-qualified Stock Options	242	—
Allowance for loan losses	2,544	2,434
State tax	436	405
Deferred rent	92	91

Gross deferred tax asset	3,873	4,325

Deferred tax liabilities:
Net loan fees/costs	2,890	2,166
FHLB stock dividends	1,459	1,308
Depreciation	302	492
Unrealized hedging gain on cash flow hedges	139	—
Other	181	222

Gross deferred tax liability	4,971	4,188

Net deferred tax asset (liability)	$(1,098)	$137

11.	STOCKHOLDERS’ EQUITY

Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Company at the then-prevailing corporate tax rates. At December 31, 2006, this restricted amount was $671.

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

During 2002, the maturity of the 50,944 options was extended two years from June 30, 2003 to June 30, 2005. A $124 thousand pre-tax charge to earnings was recorded in 2002, which was equal to the change in the fair value of the underlying stock since the last extension, applied to the number of options extended. Specifically, the $124 thousand pre-tax charge was calculated by taking the difference between the fair values of the underlying stock at the extension date (i.e., $9.00) and the fair value of the stock at the previous extension date (i.e., $6.66) multiplied by 50,944. The offsetting entry was recorded to paid-in capital in stockholders’ equity.

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

The Board also considered a number of other issues in adopting the 2005 Plan. The 1996 Stock Option Plan commenced in July 1996 and expired in 2005. A significant portion of the total options authorized in the 1996 Stock Option Plan are granted and, therefore, are already included in the Company’s diluted share count and earnings per share calculations. Accordingly, the Company expects additional dilution from unvested shares in the 1996 Stock Option Plan will be minimal. The shares of Company stock subject to the 2005 Plan are limited to ten percent (10%) of the number of shares issued and outstanding at any time to minimize future dilution.

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
     The weighted average fair value for options granted during 2006, 2005 and 2004 was $7.08, $9.01 and $5.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.98%	4.32%	4.07%

Expected volatility	52.79%	49.80%	36.37%

Expected lives	7 years	9 years	9 years

Contractual lives	10 years	10 years	10 years

Dividend Yield	3.11%	2.92%	2.18%
     Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$794	$1,195	$747
Cash received from option exercises	429	587	515
Tax benefit realized from option exercises	397	250	—
Weighted average fair value of options granted	7.08	9.01	5.93

A summary of the status of the Company’s stock options as of December 31 and changes during the years are presented below:

($ in Thousands Except Per Share Information)	2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Incentive stock options:
Outstanding beginning of year	620,440	$9.55
Granted	102,500	$16.80
Forfeited/Expired unexercised	(2,050)	$16.89
Options exercised	(75,550)	$5.68

Outstanding, end of the period	645,340	$11.18	5.4	$4,002

Vested or expected to vest at 12/31/06	639,102	$11.14	5.4	$3,992

Exercisable, end of the period	437,392	$8.90	4.1	$3,695

     The outstanding options have prices ranging from $5.69 to $19.10. Remaining available options to be issued under the 2005 Equity Compensation Plan at December 31, 2006, were 441,539. There are no available options remaining under the 1996 Stock Option Plan. The plan expired May 24, 2005.
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
     Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defines). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.
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

     As of December 31, 2006 and 2005, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Bank’s category.
     Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. At December 31, 2006, the Bank’s retained earnings available for the payment of dividends were $21.9 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
     Harrington West Financial Group, Inc. can not issue or renew any debt, increase any current lines of credit, or guarantee the debt of any entity without advance notification to the OTS.

REGULATORY CAPITAL
FINANCIAL STATEMENT FOOTNOTE
Actual and required capital amounts (dollars in thousands) and ratios for the Bank are presented below:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2006:
Total Capital
(to risk weighted assets)	$90,921	10.78%	$67,481	>	8.00%	$84,351	>	10.00%

Core capital
(to adjusted tangible assets)	$85,008	7.41%	$45,862	>	4.00%	$57,328	>	5.00%

Tangible capital
(to tangible assets)	$85,008	7.41%	$17,198	>	1.50%	N/A		N/A

Tier 1 capital
(to risk weighted assets)	$85,008	10.08%	$33,741		4.00%	50,611	>	6.00%

As of December 31, 2005:
Total Capital
(to risk weighted assets)	$82,594	10.69%	$61,784	>	8.00%	$77,230	>	10.00%

Core capital
(to adjusted tangible assets)	$76,933	6.78%	$45,361	>	4.00%	$56,702	>	5.00%

Tangible capital
(to tangible assets)	$76,933	6.78%	$17,010	>	1.50%	N/A		N/A

Tier 1 capital
(to risk weighted assets)	$76,933	9.96%	$30,892		4.00%	$46,338	>	6.00%

13.	EARNINGS PER SHARE

The following tables represent the calculations of earnings per share (“EPS”) for the periods presented.

	Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$8,228	5,441,075	$1.51
Effect of dilutive stock options		131,589	(0.03)

Diluted EPS	$8,228	5,572,664	$1.48

	Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$8,336	5,347,757	$1.56
Effect of dilutive stock options		272,799	(0.08)

Diluted EPS	$8,336	5,620,556	$1.48

	Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$8,209	5,256,030	$1.56
Effect of dilutive stock options		347,650	(0.10)

Diluted EPS	$8,209	5,603,680	$1.46

     Anti-dilutive options totaling 200,750, 97,500 and 92,750 are excluded from the calculation of earnings per share for the years ended December 31,2006, 2005 and 2004, respectively.
14.	COMMITMENTS AND CONTINGENCIES

Aggregate minimum lease commitments under long-term operating leases as of December 31, 2006 are as follows:

2007	$1,244
2008	1,099
2009	976
2010	656
2011	307
2012 and thereafter	178

$4,460

     Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. Rental expense was $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2006. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.
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
Interest rate swaps are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (“notional”) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged and does not represent the amount at risk. At December 31, 2006, all of the Interest Rate Agreements had matured.

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

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2006

Interest rate contracts:
Swaps	$1,074	$(127)	$947

MBS and other trading assets	63	14	77

Total trading portfolio	$1,137	$(113)	$1,024

December 31, 2005

Interest rate contracts:
Swaps	$24	$50	$74

MBS and other trading assets	4	(75)	(71)

Total trading portfolio	$28	$(25)	$3

December 31, 2004

Interest rate contracts:
Swaps	$674	$(71)	$601

MBS and other trading assets	1	(31)	(30)

Total trading portfolio	$675	$(102)	$571

The following table shows the Company’s trading securities included in trading account assets as of December 31:

Securities Held for Trading:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006

Mortgage-backed securities and other	$235	$2	$—	$237
Mutual funds	585	20	(5)	600

Trading assets	$820	$22	$(5)	$837

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005

Mortgage-backed securities and other	$324	$1	$(2)	$323
Mutual funds	522	2	—	524
CMBS total return swaps	—	198	(70)	128

Trading assets	$846	$201	$(72)	$975

16.	DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT

At December 31, 2006, the swaps listed below are hedging the interest rate risk of cash flows associated with deposits and borrowings. These swaps qualify as cash flow hedges. During 2006, 2005 and 2004, the ineffective portion of the change in fair value of the cash flow hedges was ($6) thousand, ($6) thousand, and $155 thousand, respectively. The fair values for the cash flow swaps in a gain position are reported in Other assets, those in a loss position are reported in Other liabilities. No significant cash flow hedges were discontinued during fiscal years 2006, 2005 or 2004.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable
December 31, 2006 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$164,000	$587	5.36%	4.73%

December 31, 2005 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$152,000	$33	4.39%	4.42%

     The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and borrowings as of December 31, 2006:

Maturities	2007	2008	2009	2010	2011	Thereafter
Interest rate swaps:
Notional amount	$52,000	$4,000	$60,000	$10,000	$10,000	$28,000
Weighted-average payable rate	3.80%	3.78%	5.25%	6.29%	4.90%	4.84%
Weighted-average receivable rate	5.36%	5.37%	5.36%	5.36%	5.38%	5.36%
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

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$21,178	$21,178	$19,312	$19,312
Trading account assets	837	837	975	975
Securities, available for sale	309,729	309,729	387,352	387,352
Securities, held to maturity	69	71	80	84
Loans receivable, net	757,033	760,913	672,890	675,326
FHLB stock	14,615	14,615	16,364	16,364
Due from broker	142	142	—	—
Accrued interest receivable	5,315	5,315	4,463	4,463

Liabilities:
Demand deposits	176,473	176,473	186,933	186,933
Certificates of deposits	556,284	554,971	482,212	479,443
FHLB advances	257,000	256,551	319,000	318,359
Securities sold under repurchase agreements	65,141	65,027	59,013	58,894
Subordinated debt	25,774	25,774	25,774	25,774
Due to broker	—	—	2,474	2,474
Accrued interest payable	1,063	1,063	914	914

Hedging Instruments -
Interest rate swaps	587	587	33	33
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
Securities Sold under Repurchase Agreements - The Company has entered into sales of securities under agreements to repurchase. At both December 31, 2006 and December 31, 2005, $59 million of the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.
Subordinated Debt - The carrying amount approximates fair value, as the rate is based on current market rates.
Due to/Due from Broker – The carrying amount of due to/due from broker approximates fair value due to its short-term nature.
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
Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2006 or 2005, as these instruments predominantly have adjustable terms and are of a short-term nature.
Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature.
18.	RELATED-PARTY TRANSACTIONS

The Bank has contracted with Smith Breeden Associates (SBA) to provide investment advisory services and interest rate risk analysis. A principal of SBA is a director for the Company and the Bank. Several principals and employees of SBA are stockholders of the Company. The amount of consulting expense relating to SBA for the years ended December 31, 2006, 2005 and 2004 was $405,000, $425,000 and $412,000, respectively.

The Bank grants loans to principal officers and directors and their affiliates. Other than draws on existing lines of credit, there were no new loans granted in 2005 and 2006.

The following table is a roll-forward of the related party loan activity and outstanding balances on previously granted loans as of December 31, 2006 and 2005.

Amounts in thousands	2006	2005
Beginning balance	$4,929	$5,382
Additions	9	—
Repayments	(113)	(453)

Ending balance	$4,825	$4,929

19.	EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. The expense associated with the employee benefit plan is included in salary and employee benefits in the consolidated statements of earnings. For the plan years ended December 31, 2006, 2005 and 2004, the Company contributed $345,000, $392,000 and $473,000, respectively.

20.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,711	$2,743
Trading account assets	175	167
Investment in Bank	90,792	81,614
Investment in capital trusts	891	832
Other assets	429	672

TOTAL	$93,998	$86,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Subordinated debt	$25,774	$25,774
Accounts payable and other liabilities	526	680

Total liabilities	26,300	26,454

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,200,000 shares authorized:
none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized; 5,460,393 shares issued and outstanding as of December 31, 2006 and 5,384,843 shares as of December 31, 2005	55	54
Additional paid-in capital	33,332	32,059
Retained earnings	34,964	29,458
Accumulated other comprehensive loss, net of tax	(653)	(1,997)

Total stockholders’ equity	67,698	59,574

TOTAL	$93,998	$86,028

Condensed Statements of Earnings

	Year Ended December 31,
	2006	2005	2004
Interest income	$5	$5	$23
Interest expense	(2,020)	(1,559)	(822)

Net interest expense	(2,015)	(1,554)	(799)

Other income (loss)	39	39	(15)
Other expense	(1,089)	(1,018)	(1,002)

Loss before income taxes and equity in subsidiaries	(3,065)	(2,533)	(1,816)
Income tax benefit	1,192	994	740

Loss before equity in subsidiary	(1,873)	(1,539)	(1,076)
Dividends from subsidiary	3,050	2,900	4,000
Equity in net earnings of subsidiary	7,051	6,975	5,285

Net income	$8,228	$8,336	$8,209

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$8,228	$8,336	$8,209
Adjustments:
Equity in net undistributed earnings of subsidiary	(7,051)	(9,875)	(9,299)
(Increase) decrease in unrealized gain in trading assets	(8)	(4)	(17)
Amortization and depreciation	22	33	(3)
(Decrease) in income taxes payable receivable	(267)
Decrease in other assets	221	336	11
(Decrease) increase in accounts payable and other liabilities	115	117	(454)

Net cash used in operating activities	(1,260)	(1,057)	(1,553)

Cash Flows from Investing Activities:
Net decrease in investment securities	—	—	714
Investment in capital trusts	—	—	(303)
Purchase of furniture, fixtures and equipment	—	—	(99)

Net cash used in investing activities	—	—	312

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options	430	835	516
Cash contribution to subsidiary	—	—	(7,400)
Cash dividends received from Bank	—	2,900	4,000
Cash dividends paid	(2,722)	(2,515)	(4,645)
Increase in subordinated debt	—	—	10,310

Net cash provided by financing activities	(2,292)	1,220	2,781

Net (decrease) increase in cash and cash equivalents	(1,032)	163	1,540

Cash and cash equivalents, beginning of year	2,743	2,580	1,040

Cash and cash equivalents, end of year	$1,711	$2,743	$2,580

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2006

Interest income	$19,250	$18,978	$18,207	$17,664
Interest expense	11,700	11,275	10,510	9,858

Net interest income	7,550	7,703	7,697	7,806
Provision for loan losses	75	200	150	140

Net interest income after provision for loan loss	7,475	7,503	7,547	7,666
Noninterest income	1,078	1,055	1,162	1,166
Noninterest expense	5,674	5,543	5,560	5,392

Income before provision for income taxes	2,879	3,015	3,149	3,440
Provision for income taxes	926	913	1,074	1,342

Net income	$1,953	$2,102	$2,075	$2,098

Basic earnings per share	$0.36	$0.39	$0.38	$0.39
Diluted earnings per share	$0.35	$0.38	$0.37	$0.38

2005
Interest income	$16,738	$15,847	$15,163	$14,308
Interest expense	9,186	8,285	7,680	6,747

Net interest income	7,552	7,562	7,483	7,561
Provision for loan losses	85	—	200	150

Net interest income after provision for loan loss	7,467	7,562	7,283	7,411
Noninterest income	1,019	1,241	1,046	1,563
Noninterest expense	5,349	5,379	5,138	5,210

Income before provision for income taxes	3,137	3,424	3,191	3,764
Provision for income taxes	1,085	1,326	1,240	1,529

Net income	$2,052	$2,098	$1,951	$2,235

Basic earnings per share	$0.38	$0.39	$0.36	$0.42
Diluted earnings per share	$0.36	$0.37	$0.35	$0.40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The registrant hereby incorporates by reference the change in Accounting Firms pursuant to Regulation S-K, Section 229.304 in its 8-K, Item 4.01, filed on April 5, 2006.
. Item 9a. Controls and Procedures
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
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our board of directors has adopted a Code of Ethics, a copy of which was filed as Exhibit 14 to the 2003 Annual Report on Form 10-K.
     There were no material changes to the procedures by which our stockholders may recommend nominees to our board of directors during 2006.
     The balance of the information required by Item 10 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed pursuant to Regulation 14A.
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
EQUITY COMPENSATION PLAN INFORMATION
     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2006.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	645,340	$11.18	441,539

Total	645,340	$11.18	441,539

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
     (1) The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.
Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
(b) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003. (2)

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003 (2)

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003 (2)

4.4	Indenture Agreement dated September 27, 2004 (2)

4.5	Amended and Restated Declaration of Trust of Harrington West Capital Trust II dated September 27, 2004 (2)

4.6	Guarantee Agreement dated September 27, 2004 (2)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

EXHIBIT NO.	DESCRIPTION
10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003. (2)

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003. (2)

10.2.4	Seventh Amendment to Amended and Restate Credit Agreement dated September 16, 2004.(2)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny and Smith Breeden Associates, Inc. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

10.8	2005 Equity Based Compensation Plan (2)

10.9	Smith Breeden Associates, Inc. Portfolio Advisory & Rate Risk Analysis Agreement (2)

11	Statement re computation of per share earnings – Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.

14	Code of Ethics (3)

23.1	Consent of Crowe Chizek and Company LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 11, 2003.

(3)	Previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
March 23, 2007	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 23, 2007	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

March 23, 2007	By:	/s/ Kerry Steele
Kerry Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Craig J. Cerny Craig J. Cerny	Chairman of the Board and Chief Executive Officer	March 23, 2007

/s/ William W. Phillips William W. Phillips, Jr.	Director, President, and Chief Operating Officer	March 23, 2007

/s/ John J. McConnell John J. McConnell	Director	March 23, 2007

/s/ Paul O. Halme Paul O. Halme	Director	March 23, 2007

/s/ William D. Ross William D. Ross	Director	March 23, 2007

/s/ Tim Hatlestad Tim Hatlestad	Director	March 23, 2007