Form 10-Q
period 2007-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2007-05-10
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
5,546,653 shares of Common Stock, par value $0.01 per share, outstanding as of May 7, 2007.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006	2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2007 and Year Ended December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	23

Part II — Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$15,476	$21,178
Trading account assets	835	837
Securities available-for-sale at fair value	289,311	309,729
Securities held to maturity (fair value of $68 at March 31, 2007 and $71 at December 31, 2006)	66	69
Loans receivable, (net of allowance for loan losses of $6,013 and $5,914 at March 31, 2007 and December 31, 2006, respectively)	754,342	757,033
Accrued interest receivable	5,054	5,315
Premises and equipment, net	15,328	15,581
Due from broker	20	142
Prepaid expenses and other assets	3,559	4,959
Investment in FHLB stock, at cost	14,721	14,615
Income tax receivable	484	112
Bank owned life insurance	18,630	18,472
Deferred taxes	2,205	—
Goodwill	5,496	5,496
Core deposit intangible, net	873	935

TOTAL ASSETS	$1,126,400	$1,154,473

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Interest bearing	$682,851	$677,665
Non-interest bearing	50,260	55,092

Total Deposits	733,111	732,757

FHLB advances	227,000	257,000
Securities sold under repurchase agreements	63,951	65,141
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	3,707	5,005
Income taxes payable	731	—
Deferred income taxes	2,924	1,098

TOTAL LIABILITIES	1,057,198	1,086,775

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: 1,200,000 shares authorized none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized 5,546,653 shares issued and outstanding as of March 31, 2007 and 5,460,393 shares issued and outstanding December 31, 2006	55	55
Additional paid-in capital	34,113	33,332
Retained earnings	36,123	34,964
Accumulated other comprehensive loss	(1,089)	(653)

Total Stockholders’ Equity	69,202	67,698

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,126,400	$1,154,473

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
INTEREST INCOME
Interest on loans	$14,992	$12,654

Interest and dividends on securities	4,326	5,010

Total interest income	19,318	17,664

INTEREST EXPENSE
Interest on deposits	7,577	5,247
Interest on FHLB advances and other borrowings	4,062	4,611

Total interest expense	11,639	9,858

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,679	7,806
PROVISION FOR LOAN LOSSES	100	140

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,579	7,666

OTHER INCOME
Net (loss) on sale of available-for-sale securities	—	(466)
Income from trading assets	4	721
Other (loss)	—	(4)
Increase in cash surrender value of life insurance	201	191
Banking fee income and other income	871	724

Total other income	1,076	1,166

OTHER EXPENSES
Salaries & employee benefits	3,273	3,007
Premises & equipment	949	854
Insurance premiums	85	131
Marketing	113	105
Computer services	220	192
Professional fees	264	302
Office expenses & supplies	213	243
Other	577	558

Total other expenses	5,694	5,392

INCOME BEFORE INCOME TAXES	2,961	3,440

INCOME TAXES	1,106	1,342

NET INCOME	$1,855	$2,098

TOTAL COMPREHENSIVE INCOME	$1,419	$3,188

BASIC EARNINGS PER SHARE	$0.34	$0.39

DILUTED EARNINGS PER SHARE	$0.33	$0.38

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,516,239	5,410,370

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,632,054	5,564,236

The accompanying notes are an integral part of these condensed financial statements .

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share and per share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2006	5,384,843	$54	$32,059	$29,458		($1,997)	$59,574

Comprehensive income:

Net income				8,228	$8,228		8,228
Other comprehensive income, net of tax
Unrealized gains on securities					1,008	1,008	1,008
Effective portion in change in fair value of cash flow hedges					336	336	336

Total comprehensive income					$9,572

Stock options, exercised, including tax benefit of $397	75,550	1	825				826
Stock options earned			448				448

Dividends on Common Stock at $.50 per share				(2,722)			(2,722)

Balance, December 31, 2006	5,460,393	55	33,332	34,964		(653)	67,698

Comprehensive income:
Net income				1,855	$1,855		1,855
Other comprehensive income, net of tax
Unrealized losses on securities					(109)	(109)	(109)
Effective portion in change in fair value of cash flow hedges					(327)	(327)	(327)

Total comprehensive income					$1,419

Stock options exercised, including tax benefit of $135	86,260		661				661
Stock options earned			120				120
Dividends on common stock at $.125 per share				(696)			(696)

Balance, March 31, 2007	5,546,653	$55	$34,113	$36,123		($1,089)	$69,202

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Dollars in thousands)

	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,855	$2,098
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(207)	(218)
Depreciation and amortization	386	335
Amortization of premiums and discounts on loans receivable and securities	459	589
Provision for loan losses	100	140
Loss on sale of available-for-sale securities	—	340
Activity in trading account assets	5	(237)
Loss (gain) on securities held for trading	(3)	2
FHLB stock dividend	(214)	(192)
Earnings on bank owned life insurance	(201)	(191)
Decrease in accrued interest receivable	261	154
Increase in income taxes receivable	359	1,267
Stock options expensed	120	109
Deferred income taxes	(57)	723
Increase in prepaid expenses and other assets	1,067	(497)
Decrease in accounts payable, accrued expenses, and other liabilities	(1,340)	(3,880)

Net cash provided by operating activities	2,590	542

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	2,802	(11,969)
Proceeds from sales of securities available for sale	—	15,373
Principal paydowns on securities available for sale	32,935	22,064
Principal paydowns on securities held to maturity	3	3
Purchases of securities available for sale	(13,198)	(18,464)
Net purchase of premises and equipment	(71)	(1,547)
Redemption of FHLB Stock	108	—

Net cash provided by investing activities	22,579	5,460

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	354	27,618
(Decrease) increase in securities sold under agreements to repurchase	(1,190)	121
Decrease in FHLB advances	(30,000)	(34,000)
Exercise of stock options on common stock, including tax benefits	661	165
Dividends paid on common stock	(696)	(678)

Net cash (used in) financing activities	(30,871)	(6,774)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,702)	(772)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,178	19,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,476	$18,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$11,839	$8,101
Income Taxes	$800	$60
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate sixteen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and three banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $187.8 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
     Basis of Presentation – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, valuation of investment securities and derivatives, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
     The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.
     Allowance for Loan Losses – Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Charge-offs are recorded when management believes the uncollectability of the loan balance is confirmed.
     The allowance is maintained at a level believed by management to be sufficient to absorb estimated probable incurred credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on commercial loans, consumer loans and mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.
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
Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment.” Under SFAS 123(R), compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes model. The compensation cost is then amortized straight-line over the vesting period. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected option term, expected volatility of the Company’s stock, the risk-free interest rate, annual dividend yield and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company assumes a forfeiture rate of 2.98% annually.
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
     As a result of adopting SFAS 123(R), total stock-based compensation resulted in a decrease to income before income taxes for the quarter ended March 31, 2007, of $120 thousand. The pre-tax future compensation expense throughout the four year vesting period through December 31, 2011, is estimated to be $942 thousand.
     In the periods ended March 31, 2007 and 2006, the Company granted 128,000 and 102,000 stock options. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For purposes of this computation, the significant assumptions used for the three-month periods ending March 31, 2007, and March 31, 2006, computed on a weighted average basis, were:

	2007	2006
Risk free interest rate	4.55%	4.36%
Expected option term (years)	7.59	6.68
Expected stock price volatility	20.29%	51.3%
Contractual lives	10	10
Dividend yield	2.86%	2.98%
Weighted average fair value of options granted	$3.80	$7.09

Effect of Newly Issued, But Not Yet Effective Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. Management is still evaluating the impact that adoption will have on its consolidated financial position or results of operations.
     In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities-Including an amendment to FAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. Management is still evaluating the impact that adoption will have on its financial condition or results of operations.
Adoption of new accounting standards — In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.

2. EARNINGS PER SHARE
     The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended
	March 31, 2007
			Per-
(net income amounts	Income	Shares	Share
in thousands)	(Numerator)	(Denominator)	Amount
Basic EPS	$1,855	5,516,239	$0.34
Effect of dilutive stock options		115,815	(0.01)

Diluted EPS	$1,855	5,632,054	$0.33

	Three months ended
	March 31, 2006
			Per-
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,098	5,410,370	$0.39
Effect of dilutive stock options		153,866	(0.01)

Diluted EPS	$2,098	5,564,236	$0.38

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
     While employing this strategy, we have expanded our banking facilities from four to sixteen offices since 1996. We operate eleven full-service offices on the central coast of California from Thousand Oaks to Atascadero, three banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. HWFG opened its third Harrington Bank office in its Kansas City market in August 2006, which is the sixteenth office throughout its markets. The new office is located in Western Johnson County, in the city of Olathe, Kansas. The office is also conveniently located near the Lenexa business district, the Johnson County Community College, and residential development. HWFG’s third banking office in the Phoenix metro in the city of Surprise is in the development stages and expected to open in the fall of 2007. The Company has purchased a parcel for a banking office in the growing Deer Valley Airpark in north central Phoenix and has purchased a one acre parcel in Gilbert, AZ in the southeast Phoenix metro.
     We are considering additional expansion opportunities in each region and plan to open two to three offices every eighteen to twenty-four months. We evaluate opportunities for acquiring entities, which offer financial services, but remain value-oriented. We expect acquisitions will be accretive to earnings per share within a twelve-month period.
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
Modern Financial and Investment Management Skills
     We have considerable expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. On February 27, 2007, we announced the hiring of John R. Mason as Chief Investment Officer. Mr. Mason has over twenty years experience in the investment and risk management fields. We are in the process of bringing all of the risk and investment management operations in-house, with an expected marginal savings versus our Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates, Inc., which terminated on April 30, 2007.
     We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of .75% to 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans allows us to compete effectively against other institutions, that do not offer these products.
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
Profitability Drivers
     We expect these factors will drive more consistent and growing profitability in the future:
1.	Steady development and growth of loans, deposits, and investment management and trust accounts in all of our markets.

2.	Changing the loan mix to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity lines of credit.

3.	Growing our non-interest bearing consumer and commercial deposits and continuing to change the overall deposit mix toward core deposit accounts.

4.	Diversifying and increasing our banking fee income through existing and new sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking and prepayment penalties, Harrington Wealth Management trust and investment fees, and other retail banking fees.

5.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately .75% to 1.00% per annum.

6.	Controlling interest rate risk of the institution to a lower level and seeking high credit quality of the loan and investment portfolios.

Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported net income of $1.9 million for the three months ended March 31, 2007, as compared to $2.1 million for the three months ended March 31, 2006. On a diluted earnings per share basis, the Company earned $.33 per share for the three months ended March 31, 2007 and $.38 for the three months ended March 31, 2006, which included 3 cents per diluted share of securities gains, where the March 2007 quarter had no gains or losses on securities. Return on average equity was 10.9% in the March 2007 quarter compared to 14.0 % in the same period in 2006, respectively.
     Net interest income was $7.7 million in the March 2007 quarter versus $7.6 million in the December 2006 quarter and $7.8 million in the March 2006 quarter. Net interest margin was 2.80% in the March 2007 quarter consistent with 2.81% in the December 2006 quarter and 2.83% in the March 2006 quarter. Over the last year, HWFG has reduced its available for sale and held to maturity portfolio by $76.5 million from sales and principal reductions in the tight spread environment. Although the asset mix change contributed favorably to net interest margin, deposit cost pressure (spread to LIBOR rates) and some lag in the re-pricing of floating rate loans and securities, the net interest margin remained stable at March 31, 2007 as compared to the same period 2006. We anticipate that over time the loan mix change, catch up in the asset repricing lag, and a stabilization of the investment portfolio balances will result in improving net interest income.
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

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)

Interest earning assets:
Loans receivable (1)	$760,259	$14,992	7.92%	$684,183	$12,654	7.43%
FHLB stock	14,648	218	6.04%	16,396	194	4.80%
Securities and trading account assets (2)	302,918	4,031	5.32%	388,578	4,765	4.91%
Cash and cash equivalents (3)	12,088	77	2.58%	11,442	51	1.81%

Total interest earning assets	1,089,913	19,318	7.11%	1,100,599	17,664	6.44%

Non-interest-earning assets	52,122			46,948

Total assets	$1,142,035			$1,147,547

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$103,997	$685	2.67%	$110,680	$549	2.01%
Passbook accounts and certificates of deposit	578,703	6,892	4.83%	514,849	4,698	3.70%

Total deposits	682,700	7,577	4.50%	625,529	5,247	3.40%

FHLB advances (4)	244,044	3,059	5.08%	322,100	3,712	4.67%
Reverse repurchase agreements	64,656	437	2.70%	59,102	436	2.95%
Other borrowings (5)	25,774	566	8.78%	25,774	463	7.19%

Total interest-bearing liabilities	1,017,174	11,639	4.62%	1,032,505	9,858	3.85%

Non-interest-bearing deposits	49,405			48,595
Non-interest-bearing liabilities	6,576			5,747

Total liabilities	1,073,155			1,086,847
Stockholders’ equity	68,880			60,700

Total liabilities and stockholders’ equity	$1,142,035			$1,147,547

Net interest-earning assets (liabilities)	$72,739			$68,094

Net interest income/interest rate spread		$7,679	2.49%		$7,806	2.59%

Net interest margin			2.80%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.15%			106.60%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in non-interest earning assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

     The Company reported interest income of $19.3 million for the three months ended March 31, 2007, compared to $17.7 million for the three months ended March 31, 2006, an increase of $1.7 million or 9.0%. The primary reason for the increase during the periods was the increase in the volume of net loans receivable and a higher yield on securities and loans due to higher interest rates.
     The Company reported total interest expense of $11.6 million for the three months ended March 31, 2007, compared to $9.9 million for the three months ended March 31, 2006, an increase of $1.7 million or 17.2%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing liabilities and an increase in the average rate on interest-bearing liabilities as a result of the upward repricing of interest bearing-liabilities due to rising market interest rates and competition for deposits.
     HWFG is also focused on developing more low and non costing deposits through a dual pronged program: (1) a sales development and incentive program throughout its banking centers focused on calling on viable commercial and retail DDA prospects, and (2) an incentive and training program for all business and commercial real estate lenders to gather more core deposits from commercial customers in a team approach with the banking centers. HWFG is also adding remote deposit products to enhance customer convenience.
     The Company recorded a provision for loan losses of $100 thousand during the three months ended March 31, 2007, compared to $140 thousand for the three months ended March 31, 2006, a decrease of $40 thousand. The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and growth of its commercial real estate and commercial and industrial loan portfolios.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,914	$5,661

Charge-offs:
Real Estate Loans
Single-family Residential	—	—
Multi-family Residential	—	—
Commercial	—	—
Commercial & Industrial	—	—
Consumer and Other Loans	(1)	(1)

Total Charge-offs	(1)	(1)
Recoveries:	0	0

Net Recoveries (Charge-offs)	(1)	(1)
Provision (credit) for Losses on Loans	100	140

Balance at end of period	$6,013	$5,800

Allowance for Loan Losses as a percent of total loans outstanding	0.79%	0.84%

Ratio of Net Charge-offs to Average Loans outstanding	0.00%	0.00%
     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. HWFG’s investment portfolio was $290.2 million at March 31, 2007, down $20.4 million from December 31, 2006 and $76.9 million from March 31, 2006, due to principal reductions from payoffs and sales, net of purchases. Over the last 2 years, HWFG has reduced its investments as investment spreads tightened and the risk reward tradeoff became less favorable to allow for the reinvestment of equity capital in the core franchise of loans and deposits. In recent weeks, high credit quality investment grade spreads in some sectors have become somewhat more attractive for reinvestment. Prior to January 1, 2007 we invested in total rate of return interest rate swaps in our trading portfolio that had a maximum notional amount of $111.8 million and a maximum carrying value of $315 thousand, in an effort to enhance our investment portfolio profits. As of December 31, 2006 all of the total return swaps had matured.
     Management measures the performance of the investment portfolio as the spread between its total return (interest income plus net gains and losses on securities and hedges) and one month LIBOR with a goal of achieving a spread of .75% to 1.00%. Management expects to manage the size of the investment portfolio opportunistically as equity capital levels warrant and based on the growth of core banking assets and liabilities.

     Banking fee and other income was $1.1 million in the March 2007 quarter, up 17.2% from the March 2006 quarter and 2.4% from the December 2006 quarter, primarily from Harrington Wealth Management (HWM) fees and prepayment penalty fees. With the higher than expected prepayment of loans in the March 2007 quarter, HWFG earned prepayment penalty fees of $98 thousand compared with $4 thousand and $73 thousand in the March 2006 and December 2006 quarters, respectively.
     BOLI income increased in the March 2007 quarter by $10 thousand over the March 2006 quarter and it continues to have a positive impact upon other income by increasing $23 thousand during the March 2007 quarter as compared to the quarter ended December 2006.
     The following chart shows the comparison of banking fee and other income sources for the March 2007 quarter and the same period in 2006:

	Banking Fee Income & Other Income
	(Dollars in thousands)
	March	December		March	March
	2007	2006	%	2007	2006	%
	Quarter	Quarter	Change	Quarter	Quarter	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$239	$276	-13.4%	$239	$208	14.9%
Deposit, Other Retail Banking Fees & Other Fee Income	395	363	8.8%	395	319	23.8%
Harrington Wealth Management Fees	237	230	3.0%	237	197	20.3%

BOLI Income, net	201	178	12.9%	201	191	5.2%

Total	$1,072	$1,047	2.4%	$1,072	$915	17.2%

     Operating expenses were $5.7 million in the March 2007 quarter compared to $5.4 million in the March 2006 quarter (increasing 5.6%) and virtually unchanged from the December 2006 quarter. In the March 2007 quarter, HWFG incurred a $39 thousand charge for the acceleration of the vesting of options on the retirement of a director of HWFG and an officer of LPB. HWFG seeks to control its operating cost growth to a low level in the context of its controlled expansion of banking centers in its markets.
Financial Condition
     The Company’s total assets decreased $28.1 million, to $1.1 billion at March 31, 2007 as compared to December 31, 2006. The decrease was largely attributable to the reduction of securities of $20.4 million. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, has been increasing its emphasis on loans secured by commercial real estate, industrial loans and consumer loans.
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

     Asset quality remains favorable with only $95 thousand of non performing assets at March 31, 2007 versus $98 thousand and $1.5 million at December 31, 2006 and March 31, 2006, respectively. HWFG added $100 thousand to its allowance for loan losses, bringing its balance to $6.0 million or ..79% of loans. HWFG is not a program originator of sub-prime, interest only, and low documentation mortgage loans and focuses on diversity of the loan portfolio through its real estate, business, and consumer lending programs.
     Net loan balances at March 31, 2007 were $754.3 million, up 10.3% from March 31, 2006 and relatively stable as compared to December 31, 2006. In the March 2007 quarter, several large principal reductions of commercial lines of credit and the unanticipated pay-off of a few commercial real estate term loans with prepayment penalties were realized near the end of the period. HWFG continues to maintain a diversified loan origination pipeline comparable to recent quarters.
     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	HWFG Net Loan Growth and Mix
	(Dollars in millions)
	March 31, 2007		December 31, 2006		March 31, 2006
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$259.4	34.1%	$264.9	34.6%	$252.7	36.5%
Multi-family Real Estate	77.3	10.1%	79.9	10.4%	82.4	11.9%
Construction (1)	119.7	15.7%	112.6	14.7%	83.5	12.0%
Single-family Real Estate	114.4	15.0%	106.7	13.9%	111.5	16.1%
Commercial and Industrial Loans	111.8	14.7%	119.1	15.6%	95.3	13.8%
Land Acquisition and Development	51.9	6.8%	54.7	7.1%	39.3	5.7%
Consumer Loans	26.3	3.4%	25.3	3.3%	26.3	3.8%
Other Loans (2)	1.8	0.2%	2.2	0.4%	1.4	0.2%

Total Gross Loans	$762.6	100.0%	$765.4	100.0%	$692.4	100.0%
Allowance for loan loss	(6.0)		(5.9)		(5.8)
Deferred fees	(1.9)		(2.1)		(2.3)
Discounts/Premiums	(0.4)		(0.4)		(0.4)

Net Loans Receivable	$754.3		$757.0		$683.9

(1)	Includes loans secured by residential, land and commercial properties. At March 31, 2007, we had $49.0 million of construction loans secured by single-family residential properties, $27.0 million secured by commercial properties, $30.8 million for land development and $6.2 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     Securities classified as available for sale decreased to $289.3 million at March 31, 2007, as compared to $309.7 million at December 31, 2006, a decrease of $20.4 million from net sales and principal reductions or 6.6%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.

     The amortized cost and market values of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
March 31, 2007

Mortgage-backed securities — pass throughs	$99,141	$98,136
Collateralized mortgage obligations	75,655	75,226
Commercial mortgage-backed securities	23,641	23,492
Asset-backed securities (underlying securities mortgages)	90,192	89,996
Asset-backed securities	2,474	2,461

	$291,103	$289,311

	Amortized	Fair
	Cost	Value
December 31, 2006

Mortgage-backed securities — pass throughs	$98,244	$96,945
Collateralized mortgage obligations	76,182	75,795
Commercial mortgage-backed securities	31,312	31,081
Asset-backed securities (underlying securities mortgages)	102,815	103,159
Asset-backed securities	2,747	2,749

	$311,300	$309,729

     The fair values of securities can change due to underlying credit quality of the issuer or collateral, prepayment speed changes, and changes in interest rates. All of the available for sale securities held by the Company are carried at their fair value. At the present time the Company is not aware of any credit quality issues.
     Deposit balances at March 31, 2007 were $733.1 million, up 5.2% from March 31, 2006 and relatively stable as compared to December 31, 2006. Average non-interest bearing deposits were $49.4 million in the March 31, 2007 quarter, up 1.7% from the March 2006 quarter but down marginally from the December 2006 quarter. HWFG has recently implemented programs that are focused on growing low and non costing deposits and lowering its overall savings cost to borrowing rates.
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $227.0 million at March 31, 2007, compared to $257.0 million at December 31, 2006, a $30.0 million or 11.7% decrease due to the increase in deposits and earnings over the same period. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.” The decrease in FHLB borrowings is due primarily to deposit growth and the reduction of the investment portfolio during the current quarter.
     Stockholders’ equity increased to $69.2 million at March 31, 2007, as compared to $67.7 million at December 31, 2006, an increase of $1.5 million or 2.2%. The $1.5 million increase in stockholders’ equity was positively influenced by $1.9 million of net income recognized and $661 thousand of additional paid in capital from options exercised and $120 thousand from options expensed. The value of investments and cash flow hedges recorded in equity decreased by $436 thousand due to spread widening on securities and a decline in rates in the period for cash flow hedges. The Company also paid $696 thousand in dividends during the three month period.

Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank was 14.5% at March 31, 2007. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At March 31, 2007, Los Padres Bank’s “liquid” assets totaled approximately $80.2 million.
     In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At March 31, 2007, the Bank had $227.0 million in FHLB advances and had $166 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $49.0 million based on excess collateral pledged at the FHLB as of March 31, 2007.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We may utilize this line of credit as growth opportunities develop and to provide working capital with the prior notification and non-objection of the OTS. At March 31, 2007, and December 31, 2006, the Company was not indebted under its revolving line of credit. The Company intends to extend the maturity date and renegotiate the line of credit before its maturity..
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
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2007, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At March 31, 2007, the Bank’s Tier 1 (Core) Capital Ratio was 7.72%, Total Risk-Based Capital Ratio was 11.17%, Tier 1 Risk-Based Capital Ratio was 10.45% and Leverage Ratio was 7.72%.

     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No shares were repurchased by the Company in the March 2007 quarter.
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
     The Company’s asset and liability management strategy is formulated and monitored by the board of directors of Los Padres Bank. The Board’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s chief executive officer, president, chief financial officer, chief lending officer, president of the Kansas region/chief commercial lending officer, and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.
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
     In the past, the Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage indexes and asset backed referenced securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets. The company currently does not hold any total return swaps.
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2006. There are no changes to these policies as of March 31, 2007.

Cautionary Statement Regarding Forward-Looking Statements.
     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2006 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2007, these prepayment assumptions varied from 1.9% to 47.1% for fixed-rate mortgages and mortgage-backed securities and varied from 1.9% to 73.0% for adjustable-rate mortgages and mortgage-backed securities.
     The following table sets forth at March 31, 2007, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$23,928	$17,613	$10,334		($13,365)	($28,993)	($45,576)
Market value gain (loss) of liabilities	(20,328)	(14,163)	(7,263)		7,369	14,846	22,516

Market value gain (loss) of net assets before interest rate contracts	3,600	3,450	3,071		(5,996)	(14,147)	(23,060)

Market value gain (loss) of interest rate contracts	(11,675)	(7,590)	(3,701)		3,528	6,891	10,099

Total change in MVPE (2)	($8,075)	($4,140)	($630)		($2,468)	($7,256)	($12,961)

Change in MVPE as a percent of:
MV of total assets of Bank	-8.00%	-4.10%	-0.62%		-2.45%	-7.19%	-12.85%
Total assets of the Bank	-0.89%	-0.50%	-0.14%		-0.11%	-0.43%	-0.82%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $100.9 million at March 31, 2007.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended March 31, 2007, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Disclosure controls and procedures are Company controls designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.
PART II - OTHER INFORMATION
Item 1: Legal Proceedings
     The Company is involved in various legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 1A. Risk Factors
There were no material changes in the first quarter of 2007 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2006
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders.
     None
Item 5: Other Information
     Not applicable.
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Operating Officer filed herewith.

31.3	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
May 10, 2007	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 10, 2007	By:	/s/ William W. Phillips
William W. Phillips
President, Chief Operating Officer (Principal Executive Officer)

May 10, 2007	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)