Form 10-Q
period 2007-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2007-08-10
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Yes ☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
5,547,628 shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2007.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of June 30, 2007 and December 31, 2006	2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2006	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2007 and Year Ended December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

Part II — Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$18,524	$21,178
Trading account assets	865	837
Securities available-for-sale at fair value	286,430	309,729
Securities held to maturity (fair value of $64 at June 30, 2007 and $71 at December 31, 2006)	62	69
Loans receivable, (net of allowance for loan losses of $6,113 and $5,914 at June 30, 2007 and December 31, 2006, respectively)	759,393	757,033
Accrued interest receivable	5,244	5,315
Premises and equipment, net	15,210	15,581
Due from broker	—	142
Prepaid expenses and other assets	4,551	4,959
Investment in FHLB stock, at cost	13,207	14,615
Income tax receivable	813	112
Bank owned life insurance	18,831	18,472
Deferred taxes	1,069	—
Goodwill	5,496	5,496
Core deposit intangible, net	811	935

TOTAL ASSETS	$1,130,506	$1,154,473

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Interest bearing	$723,652	$677,665
Non-interest bearing	47,248	55,092

Total Deposits	770,900	732,757

FHLB advances	207,000	257,000
Securities sold under repurchase agreements	50,157	65,141
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	5,487	5,005
Income taxes payable	52	—
Deferred income taxes	2,266	1,098

TOTAL LIABILITIES	1,061,636	1,086,775

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding
Common stock, $.01 par value; 10,800,000 shares authorized: 5,546,653 shares issued and outstanding as of June 30, 2007 and 5,460,393 shares issued and outstanding December 31, 2006	55	55
Additional paid-in capital	34,197	33,332
Retained earnings	34,950	34,964
Accumulated other comprehensive loss	(332)	(653)

Total Stockholders’ Equity	68,870	67,698

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,130,506	$1,154,473

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest on loans	$15,080	$13,286	$30,073	$25,939
Interest and dividends on securities	4,234	4,921	8,560	9,929

Total interest income	19,314	18,207	38,633	35,868

INTEREST EXPENSE
Interest on deposits	7,799	6,119	15,377	11,367
Interest on FHLB advances and other borrowings	3,891	4,391	7,953	9,002

Total interest expense	11,690	10,510	23,330	20,369

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,624	7,697	15,303	15,499
PROVISION FOR LOAN LOSSES	100	150	200	290

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,524	7,547	15,103	15,209

OTHER INCOME
Net (loss) on sale of available-for-sale securities	(1,004)	(147)	(1,004)	(613)
Income from trading assets	1	113	6	833
Other income (loss)	—	2	—	(3)
Increase in cash surrender value of life insurance	206	191	407	382
Banking fee income and other income	924	1,003	1,797	1,729

Total other income	127	1,162	1,206	2,328

OTHER EXPENSES
Salaries & employee benefits	3,235	3,055	6,511	6,061
Premises & equipment	969	960	1,918	1,814
Insurance premiums	86	88	171	220
Marketing	117	109	231	214
Computer services	228	205	448	397
Professional fees	204	257	466	560
Office expenses & supplies	205	210	418	452
Other	703	676	1,281	1,228

Total other expenses	5,747	5,560	11,444	10,946

INCOME BEFORE INCOME TAXES	1,904	3,149	4,865	6,591

INCOME TAXES	708	1,076	1,813	2,418

NET INCOME	$1,196	$2,073	$3,052	$4,173

TOTAL COMPREHENSIVE INCOME	$1,954	$2,520	$3,373	$5,710

BASIC EARNINGS PER SHARE	$0.22	$0.38	$0.55	$0.77

DILUTED EARNINGS PER SHARE	$0.21	$0.37	$0.54	$0.75

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,546,653	5,446,100	5,531,530	5,428,334

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,653,321	5,588,019	5,643,337	5,567,063

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share and per share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2006	5,384,843	$54	$32,059	$29,458		($1,997)	$59,574

Comprehensive income:

Net income				8,228	$8,228		8,228
Other comprehensive income, net of tax
Unrealized gains on securities					1,008	1,008	1,008
Effective portion in change in fair value of cash flow hedges					336	336	336

Total comprehensive income					$9,572

Stock options, exercised, including tax benefit of $397	75,550	1	825				826
Stock options earned			448				448

Dividends on Common Stock at $.50 per share				(2,722)			(2,722)

Balance, December 31, 2006	5,460,393	55	33,332	34,964		(653)	67,698

Comprehensive income:
Net income				3,052	$3,052		3,052
Other comprehensive income, net of tax
Unrealized losses on securities					(184)	(184)	(184)
Effective portion in change in fair value of cash flow hedges					505	505	505

Total comprehensive income					$3,373

Stock options exercised, including tax benefit of $135	86,260		661				661
Stock options earned			204				204
Dividends on common stock at $.55 per share				(3,066)			(3,066)

Balance, June 30, 2007	5,546,653	$55	$34,197	$34,950		$(332)	$68,870

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended	Six months ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,052	$4,173
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(228)	(172)
Depreciation and amortization	768	686
Amortization of premiums and discounts on loans receivable and securities	720	1,115
Provision for loan losses	200	290
Loss on sale of available-for-sale securities	1,004	613
Activity in trading account assets	(25)	192
(Gain) on securities held for trading	(3)	(3)
FHLB stock dividend	(391)	(395)
Earnings on bank owned life insurance	(407)	(382)
Decrease (increase) in accrued interest receivable	71	(217)
Increase in income taxes receivable	(649)	(314)
Stock options expensed	204	222
Deferred income taxes	(66)	277
(Increase) decrease in prepaid expenses and other assets	1,059	(1,505)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(829)	(1,616)

Net cash provided by operating activities	4,480	2,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(2,341)	(44,454)
Proceeds from sales of securities available for sale	35,999	44,327
Principal paydowns on securities available for sale	62,681	44,334
Principal paydowns on securities held to maturity	7	7
Purchases of securities available for sale	(77,433)	(28,542)
Net purchase of premises and equipment	(272)	(3,614)
Redemption of FHLB Stock	1,799	1,151

Net cash provided by investing activities	20,440	13,209

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	38,143	41,977
(Decrease) increase in securities sold under agreements to repurchase	(14,984)	69
Decrease in FHLB advances	(50,000)	(60,000)
Exercise of stock options on common stock, including tax benefits	661	336
Dividends paid on common stock	(1,394)	(1,359)

Net cash (used in) financing activities	(27,574)	(18,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,654)	(2,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,178	19,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,524	$16,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$23,864	$20,613
Income Taxes	$2,663	$2,240
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate sixteen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and three banking offices are located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $193.1 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
     Effect of Newly Issued, But Not Yet Effective Accounting Standards — In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. Management is still evaluating the impact that adoption will have on its consolidated financial position or results of operations.
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
          In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.
     Adoption of new accounting standards — The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.
     The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the states of California, Arizona, Kansas, Indiana and Hawaii. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next six months.
     The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.
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
2. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2007			Six months ended June 30, 2007
(net income amounts	Income	Shares	Per-Share	Income	Shares	Per-Share
in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,196	5,546,653	$0.22	$3,052	5,531,530	$0.55
Effect of dilutive stock options		106,668	(0.01)		111,807	(0.01)

Diluted EPS	$1,196	5,653,321	$0.21	$3,052	5,643,337	$0.54

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,073	5,446,100	$0.38	$4,173	5,428,334	$0.77
Effect of dilutive stock options		141,919	(0.01)		138,729	(0.02)

Diluted EPS	$2,073	5,588,019	$0.37	$4,173	5,567,063	$0.75

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
     While employing this strategy, we have expanded our banking facilities from four to sixteen offices since 1996. We operate eleven full-service offices on the central coast of California from Thousand Oaks to Atascadero, three banking offices in Johnson County, Kansas, the fastest growing area of the Kansas City metro, and two offices in Scottsdale, Arizona. HWFG opened its third Harrington Bank office in its Kansas City market in August 2006, which is the sixteenth office throughout its markets. The new office is located in Western Johnson County, in the city of Olathe, Kansas. The office is also conveniently located near the Lenexa business district, the Johnson County Community College, and residential development. HWFG’s third banking office in the Phoenix metro in the city of Surprise is in the development stages and expected to open in early 2008. The Company has purchased parcels for banking offices in the growing Deer Valley Airpark in north central Phoenix and in Gilbert, AZ in the southeast Phoenix metro.

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
Modern Financial and Investment Management Skills
     We have expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. On February 27, 2007, we announced the hiring of John R. Mason as Chief Investment Officer. Mr. Mason has over twenty years experience in the investment and risk management fields. We are in the process of bringing all of the risk and investment management operations in-house, with an expected marginal savings versus our Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates, Inc., which terminated on April 30, 2007.
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
Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported net income of $1.2 million for the three months ended June 30, 2007, as compared to $2.1 million for the three months ended June 30, 2006. The Company reported net income of $3.1 million for the six months ended June 30, 2007, as compared to $4.2 million for the six months ended June 30, 2006. On a diluted earnings per share basis, the Company earned $.21 per share for the three months ended June 30, 2007 and $.37 for the three months ended June 30, 2006. HWFG realized $1.0 million on a pre-tax basis or 11 cents per diluted share on an after tax basis in net losses on the sale of $37 million of amortized cost on mortgage related securities in the June 2007 quarter, as it repositioned the investment portfolio in an effort to improve its economic returns and expand HWFG’s net interest margin. On a diluted earnings per share basis, the Company earned $.54 per share for the six months ended June 30, 2007, compared to $.75 per share for the six months ended June 30, 2006. Return on average equity was 6.86% in the June 2007 quarter compared to 13.0 % in the same period in 2006, respectively.
     Over the last two years, HWFG has reduced the total investment portfolio by $114.7 million to $287.4 million and extinguished all of its total rate of return swaps with a peak notional value of $205 million. In the June 2007 quarter, HWFG further repositioned the portfolio by selling $37 million of low yielding mortgage securities with tight economic spreads and partially reinvesting the proceeds to improve the potential returns of the portfolio and its net interest margin. As such, HWFG realized $1.0 million in pre-tax losses on the sale of these securities. This action, although reducing current earnings, had a minimal effect on book value per share as the mark-to-market losses on the sold securities were largely reflected in the prior quarter’s book value. This repositioning is expected to improve the net interest margin of HWFG in future quarters, all other things being equal.
     In the June 2007 quarter, HWFG’s net interest margin improved from the March 2007 quarter by 5 basis points to 2.85%. However, with the reduction of the securities portfolio and somewhat slower loan growth, average assets actually declined $15.0 million in the quarter, leading to no improvement in the level net interest income. In the June 2007 quarter, net interest income was $7.6 million, compared to $7.7 million both in the March 2007 and June 2006 quarters. With the tight spread environment, flat yield curve, and challenging competitive environment, HWFG believes it is prudent to focus on building the core franchise of loans and deposits under its loan, investment and deposit pricing disciplines and sacrificing some growth, if competitive conditions warrant. HWFG will remain opportunistic in making investments based on available risk-adjusted spreads sufficient to meet its targeted return in equity and risk-adjusted spreads.
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

	Three months ended			Three months ended
(In thousands)	June 30, 2007			June 30, 2006
	Balance	Income	Rate (6)	Balance	Income	Rate (6)

Interest earning assets:
Loans receivable (1)	$760,855	$15,080	7.94%	$697,804	$13,286	7.62%
FHLB stock	13,689	149	4.37%	15,849	208	5.26%
Securities and trading account assets (2)	287,358	4,011	5.58%	357,127	4,643	5.20%
Cash and cash equivalents (3)	12,353	74	2.40%	11,420	70	2.46%

Total interest earning assets	1,074,255	19,314	7.20%	1,082,200	18,207	6.73%

Non-interest-earning assets	52,823			49,325

Total assets	$1,127,078			$1,131,525

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$100,540	$665	2.65%	$100,212	$548	2.19%
Passbook accounts and certificates of deposit	589,713	7,134	4.85%	547,729	5,571	4.08%

Total deposits	690,253	7,799	4.53%	647,941	6,119	3.79%

FHLB advances (4)	233,363	2,946	5.06%	282,692	3,450	4.90%
Reverse repurchase agreements	54,467	373	2.71%	59,116	442	2.96%
Other borrowings (5)	25,774	572	8.78%	25,774	499	7.66%

Total interest-bearing liabilities	1,003,857	11,690	4.65%	1,015,523	10,510	4.13%

Non-interest-bearing deposits	47,420			46,285
Non-interest-bearing liabilities	5,842			5,936

Total liabilities	1,057,119			1,067,744
Stockholders’ equity	69,959			63,781

Total liabilities and stockholders’ equity	$1,127,078			$1,131,525

Net interest-earning assets (liabilities)	$70,398			$66,677

Net interest income/interest rate spread		$7,624	2.55%		$7,697	2.60%

Net interest margin			2.85%			2.85%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.01%			106.57%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

	Six Months Ended			Six Months Ended
(In thousands)	June 30, 2007			June 30, 2006
	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$760,559	$30,073	7.93%	$691,032	$25,939	7.53%
FHLB stock	14,166	367	5.22%	16,121	402	5.03%
Securities and trading account assets (2)	295,095	8,043	5.45%	372,763	9,407	5.05%
Cash and cash equivalents (3)	12,222	150	2.47%	11,431	120	2.12%

Total interest earning assets	1,082,042	38,633	7.16%	1,091,347	35,868	6.59%

Non-interest-earning assets	53,913			47,954

Total assets	$1,135,955			$1,139,301

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$102,259	$1,350	2.66%	$105,417	$1,097	2.10%
Passbook accounts and certificates of deposit	584,238	14,027	4.84%	531,380	10,270	3.90%

Total deposits	686,497	15,377	4.52%	636,797	11,367	3.60%

FHLB advances (4)	238,674	6,005	5.07%	302,287	7,162	4.78%
Reverse repurchase agreements	59,533	810	2.71%	59,109	878	2.95%
Other borrowings (5)	25,774	1,138	8.78%	25,774	962	7.42%

Total interest-bearing liabilities	1,010,478	23,330	4.63%	1,023,967	20,369	3.99%

Non-interest-bearing deposits	48,407			47,433
Non-interest-bearing liabilities	7,647			5,652

Total liabilities	1,066,532			1,077,052
Stockholders’ equity	69,423			62,249

Total liabilities and stockholders’ equity	$1,135,955			$1,139,301

Net interest-earning assets (liabilities)	$71,564			$67,380

Net interest income/interest rate spread		$15,303	2.53%		$15,499	2.60%

Net interest margin			2.84%			2.85%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.08%			106.58%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.
     The Company reported interest income of $19.3 million for the three months ended June 30, 2007, compared to $18.2 million for the three months ended June 30, 2006, an increase of $1.1 million or 6.08%. The Company reported interest income of $38.6 million for the six months ended June 30, 2007, compared to $35.9 million for the six months ended June 30, 2006, an increase of $2.8 million or 7.71%. The primary reason for the increase during the periods was the increase in the volume of net loans receivable and a higher yield on securities and loans due to higher interest rates.

     The Company reported total interest expense of $11.7 million for the three months ended June 30, 2007, compared to $10.5 million for the three months ended June 30, 2006, an increase of $1.2 million or 11.23%. For the six months ended June 30, 2007, the Company reported total interest expense of $23.3 million, compared to $20.4 million for the six months ended June 30, 2006, an increase of $3.0 million or 14.54%. The increase in interest expense during the period was attributable to an increase in both the volume and cost of interest-bearing deposits during the six month period ending June 30, 2007.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$6,013	$5,800	$5,914	$5,661

Charge-offs:
Real Estate Loans
Single-family Residential	—	—	—	—
Multi-family Residential	—	—	—	—
Commercial	—	—	—	—
Commercial & Industrial	—	(336)	—	(336)
Consumer and Other Loans		—	(1)	(1)

Total Charge-offs	—	(336)	(1)	(337)
Recoveries:
Net Recoveries (Charge-offs)	—	—	—	—
Provision (credit) for Losses on Loans	100	150	200	290

Balance at end of period	$6,113	$5,614	$6,113	$5,614

Allowance for Loan Losses as a percent of total loans outstanding	0.80%	0.78%	0.80%	0.78%

Ratio of Net Charge-offs to Average Loans outstanding	0.00%	0.05%	0.00%	0.05%
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

     The Company attempts to manage its investment securities and the related borrowings and hedges thereof on a duration-matched basis and thus profit from its selection of undervalued investments. As such, net gains and losses on these investments are primarily the result of the changes in interest rate spreads between the securities and the hedged borrowings and the related effect on net market values. HWFG’s investment portfolio was $287.4 million at June 30, 2007, down $23.3 million from December 31, 2006 and $40.0 million from June 30, 2006, due to principal reductions from payoffs and sales, net of purchases. Over the last 2 years, HWFG has reduced its investments as investment spreads tightened and the risk reward tradeoff became less favorable to allow for the reinvestment of equity capital in the core franchise of loans and deposits. In recent weeks, high credit quality investment grade spreads in some sectors have become somewhat more attractive for reinvestment.
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
     Banking fee income, before lease termination income, increased at a double-digit pace in both the June 2007 quarter and the first six months of 2007 over the comparable periods in 2006, as prepayment penalty, mortgage brokerage fees, deposit fees, and Harrington Wealth Management fees improved (see the following chart).
Banking Fee & Other Income
(Dollars in thousands)

	June 2007	June 2006%		June 2007	June 2006%
	Quarter	Quarter	Change	YTD	YTD	Change
Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$270	$166	62.7%	$510	$375	36.0%

Deposit, Other Retail Banking Fees & Other Fee Income	413	335	23.3%	809	655	23.5%

Harrington Wealth Management Fees	241	207	16.4%	478	404	18.3%

BOLI Income, net	206	191	7.9%	407	382	6.5%

Subtotal	1,130	899	25.7%	2,204	1,816	21.4%

Lease Termination Income (1)	0	295		0	295

Total Banking Fee & Other Income	$1,130	$1,194	-5.4%	$2,204	$2,111	4.4%

(1) In the June 2006 quarter, HWFG received a $295 thousand payment for the settlement of future rents on the termination of a lease in its
      Metcalf Avenue banking center in Overland, Kansas.
     Operating expenses remained controlled in the June 2007 quarter at $5.7 million, virtually equal to the March 2007 quarter and up 3% compared to $5.6 million in the June 2006 quarter. HWFG continues to invest in business development officers in its loan and HWM divisions and grow the number of its banking centers on a measured basis, while attempting to control other costs. During the last year, HWFG added a banking center in the Kansas City metro and added four new commercial lenders and business development officers throughout the franchise. As previously announced, HWFG terminated its Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates Inc, as of April 30, 2007, and fully implemented these functions on an in-house basis with marginal cost savings in the quarter.

     HWFG’s tax rate stabilized at 37.2% in the June 2007 and March 2007 quarters compared to the 34.2% tax rate in the June 2006 quarter, where HWFG benefited from a favorable tax ruling by the Franchise Tax Board of California on the apportionment of income to the states where HWFG does business.
Financial Condition
     The Company’s total assets decreased $24.0 million, to $1.1 billion at June 30, 2007 as compared to December 31, 2006. The decrease was largely attributable to the reduction of securities of $23.0 million. Total assets increased by $5.0 million at June 30, 2007 as compared to June 30, 2006. The increase is due primarily to loan growth. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, has been increasing its emphasis on loans secured by commercial real estate, industrial loans and consumer loans.
     The Company recognizes that certain types of loans are inherently riskier than others. For instance, the commercial real estate loans that the Company makes are riskier than home mortgages because they are generally larger, often rely on income from small-business tenants, and historically have produced higher default rates on an industry wide basis. Likewise commercial loans are riskier than consumer and mortgage loans because they are generally larger and depend upon the success of often complex businesses. Furthermore construction loans and land acquisition and development loans present higher credit risk than do other real estate loans due to their speculative nature. Unsecured loans are also inherently riskier than collateralized loans. However, these loans also provide a higher risk-adjusted margin and diversification benefits to the loan portfolio.
     Asset quality was generally favorable in the quarter. Non-performing loans were $2.0 million or .18% of the total assets at June 30, 2007 vs. $98 thousand, or .01% of total assets as of December 31, 2006. $1.9 million of the $2.0 million in non-performing loans at June 30, 2007 relates to an upscale, single family development loan participation in California, where the lead participant was unable to reach terms with the borrower by quarter’s end on a suitable extension and forbearance agreement. HWFG increased its allowance for loan losses by $100 thousand in the quarter to $6.1 million or .80% of net loans at June 30, 2007.
     Both loans and deposits grew in the June 2007 quarter over the comparable periods in 2006. Net loans were $759.4 million at June 30, 2007 and have grown at a 6.03% pace over the last year. This level of annual growth is below HWFG’s target of high single to low double-digits. As previously mentioned, the loan and investment spread environment remains challenging, and with a slowing construction market, HWFG is now targeting the low end of its loan growth range for the next year. The Company does not make sub-prime loans as a line of business The loan portfolio continues to be diversified among HWFG’s business lines as shown in the following chart:

HWFG Net Loan Growth and Mix
(Dollars in millions)

	June 30, 2007		December 31, 2006		June 30, 2006
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$249.7	32.6%	$264.9	34.7%	$254.0	35.1%
Multi-family Real Estate	81.6	10.6%	79.9	10.4%	80.8	11.2%
Construction (1)	126.1	16.4%	112.6	14.7%	95.0	13.1%
Single-family Real Estate	114.4	14.9%	106.7	13.9%	113.5	15.6%
Commercial and Industrial Loans	119.3	15.5%	119.1	15.6%	99.8	13.8%
Land Acquisition and Development	49.4	6.4%	54.7	7.1%	51.2	7.1%
Consumer Loans	24.5	3.2%	25.3	3.3%	27.8	3.8%
Other Loans (2)	2.8	0.4%	2.2	0.3%	2.4	0.3%

Total Gross Loans	$767.8	100.0%	$765.4	100.0%	$724.5	100.0%
Allowance for loan loss	(6.1)		(5.9)		(5.6)
Deferred fees	(1.9)		(2.1)		(2.3)
Discounts/Premiums	(0.4)		(0.4)		(0.4)

Net Loans Receivable	$759.4		$757.0		$716.2

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2007, we had $47.6 million of construction loans secured by single-family residential properties, $38.1 million secured by commercial properties, $34.9 million for land development and $5.5 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     Securities classified as available for sale decreased to $286.4 million at June 30, 2007, as compared to $309.7 million at December 31, 2006, a decrease of $23.3 million from net sales and principal reductions, or 7.52%. The Company manages the securities portfolio in order to enhance net interest income and net market value, as opportunities dictate, and deploys excess capital in investment assets until such time as the Company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.
     The amortized cost and market values of available for sale securities are as follows:

	Amortized Cost	Fair Value
June 30, 2007

Mortgage-backed securities — pass throughs	$80,450	$80,072
Collateralized mortgage obligations	95,517	95,367
Asset-backed securities (underlying securities mortgages)	110,137	108,768
Asset-backed securities	2,238	2,223

Total	$288,342	$286,430

	Amortized Cost	Fair Value
December 31, 2006
Mortgage-backed securities — pass throughs	$98,244	$96,945
Collateralized mortgage obligations	76,182	75,795
Commercial mortgate-backed securities	31,312	31,081
Asset-backed securities (underlying securities mortgages)	102,815	103,159
Asset-backed securities	2,747	2,749

Total	$311,300	$309,729

     Our investment portfolio includes $109.6 million of home-equity, asset backed securities, which are rated A to AAA by Standard and Poors, Moody’s and Fitch or by more than one of these agencies. Approximately 26% of these securities were originated in and prior to 2005 and include borrowers with weakened credit histories that include payment delinquencies, and possibly more severe problems such as charge-offs, judgments, and bankruptcies. These securities are held as available for sale and, as such, marked-to-market in our shareholders equity. These securities are monitored by management using cash flow projection models that stress the current delinquency, default, foreclosure and recovery rates of defaulted loans to determine whether sufficient cash flow will be generated so that all principal and interest can be returned to security holders. Based upon these analyses, management believes the interest and principal will be fully returned over the remaining lives on the securities it holds. No assurances, however, can be given that the underlying loan losses will not exceed management’s projections, and therefore, cash flow will be lower than projected.
     The fair values of securities can change due to underlying credit quality of the issuer or collateral, prepayment speed changes, and changes in interest rates and spreads. All of the available for sale securities held by the Company are carried at their fair value.
     HWFG is also focused on developing more low and non-costing deposits through a dual pronged program: (1) a sales development and incentive program throughout its banking centers focused on calling on viable commercial and retail DDA prospects, and (2) an incentive and training program for all business and commercial real estate lenders to gather more core deposits from commercial customers in a team approach with the banking centers. HWFG is also adding remote deposit products to enhance customer convenience.
     Deposit balances at June 30, 2007 were $770.9 million, up 8.41% from June 30, 2006 and up 5.21% as compared to December 31, 2006. Average non-interest bearing deposits were $48.4 million at June 30, 2007, up 2.05% from the June 2006 period and up 2.45% from the June 2006 quarter.
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $207.0 million at June 30, 2007, compared to $257.0 million at December 31, 2006, and down $50.0 million, or a 19.46% decrease, due primarily to deposit growth and the reduction of the investment portfolio during the current quarter. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
     Stockholders’ equity was $68.9 million at June 30, 2007, as compared to $67.7 million at December 31, 2006, an increase of $1.2 million or 1.73%. The $1.2 million increase in stockholders’ equity was positively influenced by $3.1 million of net income recognized, $661 thousand of additional paid in capital from options exercised, and $204 thousand from options expensed. The value of investments and cash flow hedges recorded in equity decreased by $321 thousand due to increased interest rates and spread widening on securities offset somewhat by an increase in rates and value for cash flow hedges in the period. The Company also declared $3.1 million in dividends during the six month period.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank was 13.3% at June 30, 2007 as compared to 15.5% at December 31, 2006, and 14.5% at March 31, 2007. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At June 30, 2007, Los Padres Bank’s “liquid” assets totaled approximately $70.4 million.
     In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At June 30, 2007, the Bank had $207.0 million in FHLB advances and had $188.0 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $92.3 million based on excess collateral pledged at the FHLB as of June 30, 2007.
     The Company has a revolving line of credit with a maximum borrowing capacity of $15.0 million with a maturity of September 30, 2007. We may utilize this line of credit as growth opportunities develop and to provide working capital with the prior notification and non-objection of the OTS. At June 30, 2007, and December 31, 2006, the Company was not indebted under its revolving line of credit. The Company intends to extend the maturity date and renegotiate the line of credit before its maturity.
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
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2007, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable

OTS regulations. At June 30, 2007, the Bank’s Tier 1 (Core) Capital Ratio was 7.64%, Total Risk-Based Capital Ratio was 11.07%, Tier 1 Risk-Based Capital Ratio was 10.33% and Leverage Ratio was 7.64%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No shares were repurchased by the Company in the June 2007 quarter.
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

Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2006. There are no changes to these policies as of June 30, 2007.
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2007, these prepayment assumptions varied from 3.7% to 31.6% for fixed-rate mortgages and mortgage-backed securities and varied from 6.1% to 31.0% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at June 30, 2007, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the June 2007 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)

	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$36,796	$28,428	$15,912		($18,681)	($38,950)	($59,958)
Market value gain (loss) of liabilities	(22,894)	(14,856)	(7,153)		6,837	14,873	23,565

Market value gain (loss) of net assets before interest rate contracts	13,902	13,572	8,759		(11,844)	(24,077)	(36,393)

Market value gain (loss) of interest rate contracts	(10,277)	(6,681)	(3,259)		3,106	6,066	8,891

Total change in MVPE (2)	$3,625	$6,891	$5,500		($8,738)	($18,011)	($27,502)

Change in MVPE as a percent of:
MV of total assets of Bank	3.70%	7.04%	5.62%		-8.93%	-18.40%	-28.10%
Total assets of the Bank	0.03%	0.38%	0.36%		-0.65%	-1.35%	-2.11%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $105.6 million at June 30, 2007.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended June 30, 2007, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in the second quarter of 2007 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2006
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders.
The following items were submitted to the security holders for approval at the annual meeting held on June 7, 2007:
Election of the following two persons for a term of three years to the Board of Directors of the Company.
The results of the vote were as follows:

NAME	FOR	WITHHELD
Paul O. Halme	4,967,576	97,134
William W. Phillips	4,958,676	106,034
Ratification of Crowe Chizek and Company LLP as independent auditors

FOR	AGAINST	ABSTAIN
4,948,570	107,627	8,513
Item 5: Other Information
     Not applicable.

Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Operating Officer filed herewith.

31.3	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer furnished herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
August 10, 2007	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 10, 2007	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

August 10, 2007	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)