Form 10-Q
period 2007-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2007-11-09
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
5,554,003 shares of Common Stock, par value $0.01 per share, outstanding as of November 5, 2007.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of September 30, 2007 and December 31, 2006	2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and 2006	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2007 and Year Ended December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

Part II — Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$17,331	$21,178
Trading account assets	1,304	837
Securities available-for-sale at fair value	355,314	309,729
Securities held to maturity (fair value of $61 at September 30, 2007 and $71 at December 31, 2006)	59	69
Loans receivable, (net of allowance for loan losses of $6,308 and $5,914 at September 30, 2007 and December 31, 2006, respectively)	766,032	757,033
Accrued interest receivable	5,246	5,315
Premises and equipment, net	15,710	15,581
Due from broker	138	142
Prepaid expenses and other assets	3,165	4,959
Investment in FHLB stock, at cost	11,804	14,615
Income tax receivable	719	112
Bank owned life insurance	21,043	18,472
Deferred taxes	4,184	—
Goodwill	5,496	5,496
Core deposit intangible, net	748	935

TOTAL ASSETS	$1,208,293	$1,154,473

LIABILITIES & STOCKHOLDERS’ EQUITY LIABILITIES:
Deposits:
Interest bearing	$778,465	$677,665
Non-interest bearing	47,222	55,092

Total Deposits	825,687	732,757

FHLB advances	236,000	257,000
Securities sold under repurchase agreements	49,727	65,141
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	5,771	5,005
Income taxes payable	248	—
Deferred income taxes	1,648	1,098

TOTAL LIABILITIES	1,144,855	1,086,775

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: 1,200,000 shares authorized: none issued and outstanding as of September 30,2007 and December 31, 2006	—	—
Common stock, $.01 par value; 10,800,000 shares authorized: 5,552,803 shares issued and outstanding as of September 30, 2007 and 5,460,393 shares issued and outstanding December 31, 2006	56	55
Additional paid-in capital	34,350	33,332
Retained earnings	35,447	34,964
Accumulated other comprehensive loss, net of tax	(6,415)	(653)

TOTAL STOCKHOLDERS’ EQUITY	63,438	67,698

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,208,293	$1,154,473

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest on loans	$15,130	$14,317	$45,202	$40,256
Interest and dividends on securities	5,112	4,661	13,674	14,590

Total interest income	20,242	18,978	58,876	54,846

INTEREST EXPENSE
Interest on deposits	8,700	6,866	24,077	18,232
Interest on FHLB advances and other borrowings	3,500	4,409	11,452	13,410

Total interest expense	12,200	11,275	35,529	31,642

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,042	7,703	23,347	23,204
PROVISION FOR LOAN LOSSES	200	200	400	490

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,842	7,503	22,947	22,714

OTHER INCOME
Net (loss) on sale of available-for-sale securities	—	—	(1,004)	(613)
Income from trading assets	(378)	150	(372)	983
Other-than-temporary loss	(1,906)	—	(1,906)	—
Other income (loss)	—	(26)	—	(28)
Increase in cash surrender value of life insurance	209	185	616	567
Banking fee income and other income	787	746	2,582	2,471

Total other income	(1,288)	1,055	(84)	3,380

OTHER EXPENSES
Salaries & employee benefits	3,308	3,104	9,817	9,166
Premises & equipment	975	960	2,893	2,772
Insurance premiums	83	104	254	324
Marketing	84	122	314	336
Computer services	239	213	687	610
Professional fees	162	199	628	759
Office expenses & supplies	195	231	613	684
Other	703	610	1,987	1,836

Total other expenses	5,749	5,543	17,193	16,487

INCOME BEFORE INCOME TAXES	805	3,015	5,670	9,607

INCOME TAXES	307	913	2,121	3,332

NET INCOME	$498	$2,102	$3,549	$6,275

TOTAL COMPREHENSIVE INCOME (LOSS)	($5,586)	$1,718	($2,213)	$7,428

BASIC EARNINGS PER SHARE	$0.09	$0.39	$0.64	$1.15

DILUTED EARNINGS PER SHARE	$0.09	$0.38	$0.63	$1.13

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,550,353	5,448,820	5,537,873	5,435,238

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,642,512	5,585,527	5,641,914	5,563,214

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except share and per share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Amt	Capital	Earnings	Income	Loss	Equity
Balance, January 1, 2006	5,384,843	$54	$32,059	$29,458		$(1,997)	$59,574

Comprehensive income:
Net income				8,228	$8,228		8,228
Other comprehensive income, net of tax
Unrealized gains on securities					1,008	1,008	1,008
Effective portion in change in fair value of cash flow hedges					336	336	336

Total comprehensive income					$9,572

Stock options exercised, including tax benefit of $397	75,550	1	825				826
Stock options earned			448				448

Dividends on Common Stock at $.50 per share				(2,722)			(2,722)

Balance, December 31, 2006	5,460,393	55	33,332	34,964		(653)	67,698

Comprehensive income:
Net income				3,549	$3,549		3,549
Other comprehensive income, net of tax
Unrealized losses on securities					(4,431)	(4,431)	(4,431)
Effective portion in change in fair value of cash flow hedges					(1,331)	(1,331)	(1,331)

Total comprehensive income					($2,213)

Stock options exercised, including tax benefit of $147	92,410	1	730				731
Stock options earned			288				288
Dividends on common stock at $.55 per share				(3,066)			(3,066)

Balance, September 30, 2007	5,552,803	$56	$34,350	$35,447		$(6,415)	$63,438

The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,549	$6,275
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(192)	(390)
Depreciation and amortization	1,141	1,070
Amortization of premiums and discounts on loans receivable and securities	797	1,609
Provision for loan losses	400	490
Loss on sale of available-for-sale securities and other than temporary loss	2,910	613
Activity in trading account assets	(13)	128
(Gain) on securities held for trading	(454)	(3)
FHLB stock dividend	(566)	(602)
Earnings on bank owned life insurance	(616)	(567)
Decrease (increase) in accrued interest receivable	69	(438)
Increase (decrease) in income taxes receivable, net of payable	(359)	37
Stock options expensed	288	335
Deferred income taxes	(80)	1,392
(Increase) decrease in prepaid expenses and other assets	777	(1,581)
(Decrease) in accrued expenses and other liabilities	(354)	(2,442)

Net cash provided by operating activities	7,297	5,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(9,258)	(71,590)
Proceeds from sales of securities available for sale	35,999	44,327
Principal paydowns on securities available for sale	83,522	67,497
Principal paydowns on securities held to maturity	10	9
Purchases of securities available for sale	(175,892)	(45,333)
Purchase of bank owned life insurance	(2,000)	—
Net purchase of premises and equipment	(1,083)	(5,034)
Redemption of FHLB Stock	3,377	2,557

Net cash used in investing activities	(65,325)	(7,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	92,930	39,314
(Decrease) increase in securities sold under agreements to repurchase	(15,414)	875
Decrease in FHLB advances	(21,000)	(40,000)
Exercise of stock options on common stock, including tax benefits	731	361
Dividends paid on common stock	(3,066)	(2,040)

Net cash provided by (used in) financing activities	54,181	(1,490)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,847)	(3,131)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,178	19,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,331	$16,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$36,297	$32,053
Income Taxes	$2,672	$2,904
The accompanying notes are an integral part of these condensed financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate sixteen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $191.1 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
     Basis of Presentation – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and general practices within the banking industry. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operation for the interim periods included herein have been made.
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
     The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue does not have a material impact on the financial statements.

2. EARNINGS PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2007			Nine months ended September 30, 2007
			Per-			Per-
(net income amounts	Income	Shares	Share	Income	Shares	Share
in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$498	5,550,353	$0.09	$3,549	5,537,873	$0.64
Effect of dilutive stock options		92,159	(0.00)		104,041	(0.01)

Diluted EPS	$498	5,642,512	$0.09	$3,549	5,641,914	$0.63

	Three months ended September 30, 2006			Nine months ended September 30, 2006
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,102	5,448,820	$0.39	$6,275	5,435,238	$1.15
Effect of dilutive stock options		136,707	(0.01)		127,976	(0.02)

Diluted EPS	$2,102	5,585,527	$0.38	$6,275	5,563,214	$1.13

Anti-dilutive options totaling 321,700 and 201,500 for the quarter ended September 30, 2007 and 2006, respectively, and 320,000 and 201,500 for year-to-date September 30, 2007 and 2006, respectively, are excluded from the calculation of earnings per share.
3. OTHER-THAN-TEMPORARY IMPAIRMENT
As further discussed in Management’s Discussion and Analysis, management determined that available-for-sale securities with an amortized cost of $2.4 million were deemed other than temporarily impaired. As such, these securities were written down by $1.9 million to fair value through earnings in the September 2007 quarter.
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

4.	Price products strategically among the markets to maximize profitability
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

Modern Financial and Investment Management Skills
     We have expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. On February 27, 2007, we announced the hiring of John R. Mason as Chief Investment Officer. Mr. Mason has over twenty years experience in the investment and risk management fields. We have completed the process of bringing all of the risk and investment management operations in-house with a marginal cost savings versus our Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates, Inc., which terminated on April 30, 2007.
     We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of .75% to 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allows us to compete effectively against other institutions that do not offer these products. (For further information on September 2007 quarter developments, please see page 17).
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
Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported net income of $498 thousand for the three months ended September 30, 2007, as compared to $2.1 million for the three months ended September 30, 2006. The Company reported net income of $3.5 million for the nine months ended September 30, 2007, as compared to $6.3 million for the nine months ended September 30, 2006. On a diluted earnings per share basis, the Company earned $.09 per share for the three months ended September 30, 2007 and $.38 for the three months ended September 30, 2006. Net earnings were reduced by a pre-tax mark to market loss of $387 thousand on commercial mortgage backed securities (CMBS) total return swaps (TROR) in HWFG’s trading portfolio and a $1.9 million pre-tax write-down of all $2.4 million of HWFG’s non-insured sub-prime, net interest margin (NIM) securities due to deteriorating credit quality of the underlying loans.(see page 20 for a detailed explanation). Return on average equity was 3.0% in the September 2007 quarter compared to 12.8 % in the same period in 2006, respectively.
     Net interest margin was 2.95% in the September 2007 quarter, expanding 10 bps and 7 bps from the June 2007 and September 2006 quarters, respectively. Net interest income was $8.0 million in the September 2007 quarter compared to $7.6 million in the June 2007 quarter (increasing 5.5%) and $7.7 million in the September 2006 quarter (increasing 4.4%). Favorable funding dynamics, widening credit spreads, the positive effect from repositioning the investment portfolio in the June 2007 quarter, and growth in average earning assets drove the improvement in margin and net interest income. HWFG believes it is prudent to focus on building the core franchise of loans and deposits under its loan, investment and deposit pricing disciplines and sacrificing some growth, if competitive conditions warrant. HWFG will remain opportunistic in making investments based on available risk-adjusted spreads sufficient to meet its targeted return in equity and risk-adjusted spreads.
     Management measures the performance of the investment portfolio as the spread between its total return (interest income plus net gains and losses on securities and hedges) and one month LIBOR with a goal of achieving a spread of .75% to 1.00%. Management expects to manage the size of the investment portfolio opportunistically as equity capital levels warrant and based on the growth of core banking assets and liabilities. (See page 16 for a description of the investment portfolio).
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

	Three months ended			Three months ended
	September 30, 2007			September 30, 2006
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$763,000	$15,130	7.91%	$730,840	$14,317	7.82%
FHLB stock	12,081	161	5.29%	14,806	205	5.49%
Securities and trading account assets (2)	317,215	4,890	6.17%	329,143	4,384	5.33%
Cash and cash equivalents (3)	11,552	61	2.09%	10,469	72	2.73%

Total interest earning assets	1,103,848	20,242	7.32%	1,085,258	18,978	6.98%

Non-interest-earning assets	51,388			50,544

Total assets	$1,155,236			$1,135,802

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$97,757	$642	2.61%	$89,650	$506	2.24%
Passbook accounts and certificates of deposit	651,325	8,058	4.91%	567,142	6,360	4.45%

Total deposits	749,082	8,700	4.61%	656,792	6,866	4.15%

FHLB advances (4)	209,752	2,570	4.86%	274,185	3,425	4.96%
Reverse repurchase agreements	50,330	357	2.78%	59,439	447	2.94%
Other borrowings (5)	25,774	573	8.70%	25,774	537	8.15%

Total interest-bearing liabilities	1,034,938	12,200	4.66%	1,016,190	11,275	4.38%

Non-interest-bearing deposits	45,164			47,852
Non-interest-bearing liabilities	8,704			6,658

Total liabilities	1,088,806			1,070,700
Stockholders’ equity	66,430			65,102

Total liabilities and stockholders’ equity	$1,155,236			$1,135,802

Net interest-earning assets (liabilities)	$68,910			$69,068

Net interest income/interest rate spread		$8,042	2.66%		$7,703	2.60%

Net interest margin			2.95%			2.88%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.66%			106.80%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$761,381	$45,202	7.92%	$704,447	$40,256	7.62%
FHLB stock	13,463	528	5.24%	15,678	607	5.18%
Securities and trading account assets (2)	302,550	12,934	5.70%	358,064	13,790	5.14%
Cash and cash equivalents (3)	11,996	212	2.36%	11,107	193	2.32%

Total interest earning assets	1,089,390	58,876	7.21%	1,089,296	54,846	6.72%

Non-interest-earning assets	52,822			48,773

Total assets	$1,142,212			$1,138,069

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$100,742	$1,992	2.64%	$100,103	$1,603	2.14%
Passbook accounts and certificates of deposit	606,846	22,085	4.87%	543,431	16,629	4.09%

Total deposits	707,588	24,077	4.55%	643,534	18,232	3.79%

FHLB advances (4)	228,927	8,574	5.01%	292,817	10,587	4.83%
Reverse repurchase agreements	56,432	1,167	2.73%	59,220	1,325	2.95%
Other borrowings (5)	25,774	1,711	8.75%	25,774	1,498	7.66%

Total interest-bearing liabilities	1,018,721	35,529	4.65%	1,021,345	31,642	4.12%

Non-interest-bearing deposits	47,315			47,575
Non-interest-bearing liabilities	7,761			5,938

Total liabilities	1,073,797			1,074,858
Stockholders’ equity	68,415			63,211

Total liabilities and stockholders’ equity	$1,142,212			$1,138,069

Net interest-earning assets (liabilities)	$70,669			$67,951

Net interest income/interest rate spread		$23,347	2.56%		$23,204	2.60%

Net interest margin			2.86%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.94%			106.65%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other debt and a note payable under a revolving line of credit.

6)	Annualized.
     The Company reported interest income of $20.2 million for the three months ended September 30, 2007, compared to $19.0 million for the three months ended September 30, 2006, an increase of $1.3 million or 6.67%. The Company reported interest income of $58.9 million for the nine months ended September 30, 2007, compared to $54.8 million for the nine months ended September 30, 2006, an increase of $4.0 million or 7.35%. The primary reason for the increase during the periods was the increase in the volume of net loans receivable and a higher yield on securities and loans due to the repositioning of the investment portfolio in the June 2007 quarter and the addition of higher yielding investment grade mortgage securities.
     The Company reported total interest expense of $12.2 million for the three months ended September 30, 2007, compared to $11.3 million for the three months ended September 30, 2006, an increase of $925 thousand or 8.20%. For the nine months ended September 30, 2007, the Company reported total interest expense of $35.5 million, compared to $31.6 million for the nine months ended September 30, 2006, an increase of $3.9 million or 12.28%. The increase in interest expense during the period was attributable to an increase in both the volume and cost of interest-bearing deposits during the periods ending September 30, 2007.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	September		September
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$6,113	$5,614	$5,914	$5,661

Charge-offs:
Real Estate Loans
Single-family Residential	—	—	—	—
Multi-family Residential	—	—	—	—
Commercial	—	—	—	—
Commercial & Industrial	—	(13)	—	(369)
Consumer and Other Loans	(5)	—	(6)	(1)

Total Charge-offs	(5)	(13)	(6)	(370)
Recoveries:	—	44	—	64

Net Recoveries (Charge-offs)	(5)	31	(6)	(306)
Provision (credit) for Losses on Loans	200	200	400	490

Balance at end of period	$6,308	$5,845	$6,308	$5,845

Allowance for Loan Losses as a percent of total loans outstanding	0.82%	0.78%	0.82%	0.78%

Ratio of Net Charge-offs to Average Loans outstanding	0.00%	0.00%	0.00%	0.04%
     The provision reflects the reserves required based upon, among other things, the Company’s analysis of the composition, credit quality and shift to growth of its single-family real estate and construction loans and decrease in commercial and industrial and other segments of the loan portfolios. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) a formula allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses.
     Banking fee and other income was $1.0 million in the September 2007 quarter compared with $1.1 million in the June 2007 quarter and $931 thousand in the September 2006 quarter. Harrington Wealth Management Fee income, BOLI income, and Deposit fee income drove the growth in banking fees over the comparable September 2006 and 2007 quarters, while prepayment penalty fee income decreased due to lower levels of prepayments.

	Banking Fee & Other Income
	(Dollars in thousands)
				September	September
	September	September	%	2007	2006	%
	2007 Quarter	2006 Quarter	Change	YTD	YTD	Change

Banking Fee Type

Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$119	$176	-32.4%	$628	$551	14.0%

Deposit, Other Retail Banking Fees & Other Fee Income	430	356	20.8%	1,239	1,302	-4.8%

Harrington Wealth Management Fees	238	214	11.2%	715	618	15.7%

BOLI Income, net	209	185	13.0%	616	567	8.6%

Total Banking Fee & Other Income	$996	$931	7.0%	$3,198	$3,038	5.3%

     Operating expenses were stable at $5.7 million in the September 2007 quarter compared to $5.7 million in the June 2007 quarter and up only 3.7% over the $5.5 million of the September 2006 quarter. Operating expenses increased 4.3% in 2007 as compared to the first nine months of 2006. HWFG continues to invest in business development officers in its loan and HWM divisions and grow the number of its banking centers on a measured basis, while attempting to control other costs. During the last year, HWFG added a banking center in the Kansas City metro and added four new commercial lenders and two business development officers throughout the franchise. The cost of additional lenders and business development officers and higher benefit costs have been offset by lower incentive compensation, consulting fees, and market expenses in 2007. As previously announced, HWFG terminated its Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates Inc, as of April 30, 2007, and fully implemented these functions on an in-house basis with marginal cost savings in the quarter.
     HWFG’s tax rate stabilized at 37.4% in the September 2007 quarter compared to the 34.7% tax rate in the September 2006 quarter, where HWFG benefited from a favorable tax ruling by the Franchise Tax Board of California on the apportionment of income to the states where HWFG does business.

Financial Condition
     The purpose of this section is to elaborate on the nature of and reasons for the changes in HWFG’s balance sheet and its financial condition in the September 2007 quarter. Although HWFG’s core mission is to develop its loans, deposits, and HWM and other banking fees in its multiple markets, HWFG has, since its founding in 1996, invested in primarily mortgage and related securities when opportunities are favorable in an effort to create incremental profits and increase the book value of equity. In the September 2007 quarter, HWFG capitalized on the unprecedented dislocations in the mortgage markets by adding mortgage related securities at high risk-adjusted spreads based on its analysis.
     Securities
     The U.S. residential mortgage market is estimated to be in excess of $10 trillion in outstanding principal amount. The sub-prime portion of this market is approximately 12% of the total or $1.2 trillion. Sub-prime mortgage loans are generally considered the lowest credit segment in the mortgage market as the borrowers have low credit scores (FICO scores under 660). HWFG is not a program originator of sub-prime loans but does invest in investment grade sub-prime securities, largely rated AAA or AA by one or more rating agency, in a portion of its investment portfolio when HWFG’s analysis indicates the spreads and return potential of these securities are high relative to the underlying risk.
     Few sub-prime mortgages are held by the entities that originated them. Most of these mortgages are pooled and securitized into a trust structure. The trust will then issue bonds to finance the sub-prime mortgages, and these mortgages and related securities will be serviced by a third party. The securities issued typically consist of senior and subordinate bonds, or tranches, and a small equity piece referred to as over-collateralization (OC). OC is the amount by which the assets owned by the trust exceed the liabilities (the sub-prime securities) issued. Senior bonds are typically rated AAA and have payment priority over the subordinate tranches. The subordinate tranches are typically issued with ratings from AA down to BB. A subordinate security with a higher credit rating has payment priority over those with lower ratings in the event of credit loss. The credit performance of these securities vary widely based on the year of origination, the underwriting standards, the servicer’s expertise and the loan to value of the underlying loans. The sub-prime market is therefore very fragmented, allowing for excess returns through favorable analysis and selection of securities.
     In order for the securities, or tranches, issued by the mortgage trust to attain high ratings, the rating agencies require certain levels of protection in the form of OC and subordination. Collectively these are referred to as credit enhancement. The amount of credit enhancement required is based on the characteristics of the loans in the trust. These characteristics are used by rating agencies to project the likelihood of future defaults and losses on the collateral. For the lowest rated tranche, this support will generally be limited to the OC. To increase the rating of the security to AAA, however, further protection in the form of subordination covers expected losses by many times. For example, credit enhancement of 20% or greater in many AA and AAA securities is made up of 4% OC and 16% subordination from the tranches junior to these securities in payment priority in the event of loss.
     Based on the extremely poor performance of sub-prime loans originated between late 2005 and early 2007, it appears that rating agencies’ models were inaccurate in their projections of delinquencies and defaults and perhaps relied too heavily on historical performance, which focused on a very low mortgage rate and very high home price appreciation environment. As a result, the “sizing” of the required credit enhancement for a given rating appears too small based on recent performance of sub-prime mortgages originated in this period. Over the course of 2007, rating agencies have revised downward their original ratings on hundreds of sub-prime mortgage securities which were issued during the 2005-2007 time period.
     A significant portion of the sub-prime write-downs incurred by larger financial institutions and investment banks in the September 2007 quarter have been on Collateralized Debt Obligations (CDO)

with largely BBB and BBB- sub-prime securities as the collateral for these CDOs. These BBB securities were then tranched to provide the higher rated CDO securities priority on the cash flows of these BBB securities. However, with the large delinquencies of the underlying sub-prime loans issued in the 2005 to 2007 period and the very low subordination of the BBB securities, a leveraging of credit risk occurred and even some AAA rated CDO securities have incurred write-downs. HWFG has not invested in sub-prime CDO’s.
     HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities.
     In the September 2007 quarter, as delinquency and loss factors increased significantly and ratings were adjusted by the agencies on the sub-prime securities, spreads on almost all mortgage loan and related securities widened precipitously as credit conditions deteriorated and a sharp re-pricing of credit risk developed on almost all fixed income credit classes. Historically, periods of extreme market stress present excellent opportunities for HWFG to add high quality securities at wide risk-adjusted spreads. The AFS portfolio had been reduced by $114.5 million over the last two years of tighter spreads, higher home valuations, and more liberal underwriting standards, it was in a position to respond to the liquidity crisis and capitalize on the resulting higher spread environment in the September 2007 quarter.
     In the September 2007 quarter, HWFG added $98.4 million of high credit quality mortgage related investments to its available for sale (AFS) portfolio, which increased to $355.3 million net of pay-downs at September 20, 2007 from $286.4 million at June 30, 2007.

     HWFG’s combined $355.5 million investment portfolios had the following composition and rating characteristics at September 30, 2007:
     The agency ratings associated with our combined investment portfolios consisted of the following at September 30, 2007:

     Of the securities purchased in the September 2007 quarter, 76% or $75.1 million have sub-prime defined mortgage loans as the underlying collateral, have a weighted average rating of AA+, and a weighted average credit enhancement level of 46.9% of the securities’ amount. All of the securities purchased are rated AA or higher by one or more rating agency. The remaining investment purchases made in the September 2007 quarter include Prime and Alt-A mortgage related investments and are all rated AAA by at least one rating agency. On average, the September 2007 quarter investments were purchased at deep discounts and estimated spreads from 100 to 300 basis points to LIBOR. As of September 30, 2007, 99% of HWFG’s $166.4 million in sub-prime securities are rated A or higher and 84% are rated AA or higher by one or more rating agency.

     On an ongoing basis HWFG monitors and evaluates the credit ratings and performance of its entire portfolio of mortgage related securities. HWFG performs stress testing of the cash flows on lower rated securities by projecting higher levels of delinquency, default, and losses on underlying foreclosed loans. During the third quarter evaluation, it was determined that a small portion of the sub-prime portfolio (1.4% of book value) had become impaired, which relies on the spread between the sub-prime loans and issued securities plus prepayment penalty fees rather than the principal and interest of the loans like almost all of HWFG’s other sub-prime securities. That is, all $2.4 million book value of non-insured, NIM sub-prime securities were deemed other than temporarily impaired, and these securities were written down by $1.9 million to market value through earnings in the September 2007 quarter. The NIM securities were purchased on average approximately 18 months ago, have paid down approximately 79% of the original principal amount, and were originally investment-grade rated. Several factors are evaluated in management’s stress-testing and conclusions. These factors include a dramatic increase in the level of delinquencies, losses on the liquidation of collateral, declines in over-collateralization amounts and ratings downgrades on some of the securities. Based on its ongoing monitoring, HWFG expects to earn all interest and principal on its other AFS mortgage investment securities; however, a more severe deterioration of the housing and credit markets, beyond stress test levels, could lead to additional write-offs.

     The amortized cost and fair value of available for sale securities are included in the tables that follow. As noted within these tables, asset backed securities (underlying securities mortgages) were at an unrealized loss of $7.6 million, or 96% of book value on average at September 30, 2007, versus an unrealized gain of $344 thousand at December 31, 2006. The decline in value is attributable to market conditions that are described above from pages 16 through 20. The amortized cost and market values of available for sale securities are as follows:

	Amortized Cost	Fair Value
September 30, 2007

Mortgage-backed securities — pass throughs	$74,397	$74,108
Collateralized mortgage obligations	111,316	110,610
Asset-backed securities (underlying securities mortgages)	176,292	168,675
Asset-backed securities	2,017	1,921

Total	$364,022	$355,314

	Amortized Cost	Fair Value
December 31, 2006

Mortgage-backed securities — pass throughs	$98,244	$96,945
Collateralized mortgage obligations	76,182	75,795
Commercial mortgate-backed securities	31,312	31,081
Asset-backed securities (underlying securities mortgages)	102,815	103,159
Asset-backed securities	2,747	2,749

Total	$311,300	$309,729

     With the re-pricing of risk and widening of spreads, HWFG also reinitiated a holding of commercial mortgage backed securities (CMBS) total rate of return (TROR) swaps to capitalize on the wider spreads. A position of $70 million notional amount of AAA rated CMBS TROR swaps was added at progressively wider spread levels throughout the quarter. This investment earns a spread (about 80 bps) between the AAA rated CMBS 8.5+ year index yield and the adjusted 10 year LIBOR swap rate on the notional amount of the swaps plus the gain or loss from the change in this spread over the holding period of six months. For example, a 10 bps tightening or widening of this spread on $70 million notional amount of AAA CMBS results in approximately a $492 thousand gain or loss, respectively. At September 30, 2007, spreads widened a weighted average of approximately 8 bps from initiation of the swaps, resulting in a pre-tax mark to market loss of $387 thousand loss in the September 2007 quarter. Prior to reinitiating a CMBS TROR swap position in the September 2007 quarter, HWFG had earned $5.9 million pre-tax on TROR swaps in the period from 2003 to 2006. HWFG’s analysis of CMBS spreads continues to indicate a favorable profit opportunity, in that spreads remain wide on a historical basis and are expected to tighten.
     Loans
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
     Loan growth has been slower over the last year at 3.1% relative to HWFG’s historical and target performance, as HWFG has maintained a cautious position on the housing and economic environment. Net loans reached $766.0 million at September 30, 2007 compared to $743.3 million at September 30, 2006. Competition remains robust with undisciplined pricing by some market participants. HWFG anticipates that the spread widening, if sustained, in the securitized loan markets will eventually spill over into the banking markets, and HWFG’s loan growth will trend toward its historical and target levels of 8% to 12% over the next year.
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
     Loan quality was stable in the quarter. Non-performing loans were $1.9 million or .16% of the total assets at September 30, 2007 vs. $98 thousand, or .01% of total assets as of December 31, 2006. Virtually all of the $1.9 million in non-performing loans at September 30, 2007 relates to an upscale, single family development loan participation in California, where the lead participant was unable to reach terms with the borrower by quarter’s end on a suitable extension and forbearance agreement. HWFG increased its allowance for loan losses by $200 thousand in the quarter to $6.3 million or .82% of total loans at September 30, 2007. Although non-performing loans were stable, given the current housing market, credit conditions, and HWFG’s credit risk analysis, this provision was made.
     The loan portfolio continues to be diversified among HWFG’s business lines as shown in the following chart:
HWFG Net Loan Growth and Mix
(Dollars in millions)

	September 30, 2007		December 31, 2006		September 30, 2006
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$249.4	32.2%	$264.9	34.7%	$260.5	34.7%
Multi-family Real Estate	79.1	10.2%	79.9	10.4%	78.7	10.5%
Construction (1)	135.9	17.5%	112.6	14.7%	106.9	14.2%
Single-family Real Estate	119.6	15.4%	106.7	13.9%	115.1	15.3%
Commercial and Industrial Loans	114.8	14.8%	119.1	15.6%	112.1	14.9%
Land Acquisition and Development	48.5	6.3%	54.7	7.1%	50.5	6.7%
Consumer Loans	24.6	3.2%	25.3	3.3%	25.7	3.4%
Other Loans (2)	2.8	0.4%	2.2	0.3%	2.2	0.3%

Total Gross Loans	$774.7	100.0%	$765.4	100.0%	$751.7	100.0%
Allowance for loan loss	(6.3)		(5.9)		(5.9)
Deferred fees	(1.9)		(2.1)		(2.1)
Discounts/Premiums	(0.5)		(0.4)		(0.4)

Net Loans Receivable	$766.0		$757.0		$743.3

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2007, we had $49.2 million of construction loans secured by single-family residential properties, $47.5 million secured by commercial properties, $34.4 million for land development and $4.8 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     Deposits
     Net of $50 million in California State deposits received, retail and business deposits were up marginally in the September 2007 quarter over the June 2007 quarter and up 9.5% year over year. Average non-interest bearing deposits were $47.3 million at September 30, 2007, down slightly from the September 2006 period and down 5.6% from the September 2006 quarter. HWFG reduced its CD pricing in the quarter after strong promotional deposit growth in the June 2007 quarter. HWFG’s emphasis on core deposit development (business and consumer checking, savings and money market accounts) remains a key strategy. In 2007, HWFG provided its banking centers, business developers and lending officers sales training, product tools and incentives to better capture these deposits and to lay the foundation for growth in 2008.
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
     FHLB Advances
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $236.0 million at September 30, 2007, compared to $257.0 million at December 31, 2006, or 8.2%, primarily due to the California State deposits received during the current quarter. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
     Stockholders’ Equity
     Stockholders’ equity was $63.4 million at September 30, 2007, as compared to $67.7 million at December 31, 2006, a decrease of $4.3 million or 6.3%. The value of cash flow hedges recorded in equity decreased by $1.3 million after tax due to increased interest rates and spread widening on securities. Furthermore, and with the extreme widening of spreads, the mark to market value of the AFS portfolio declined by $4.4 million on an after tax basis from June 30, 2007. Book value per share, therefore, was $11.42 at September 30, 2007 compared to $12.08 at the same time a year ago, as earnings during the period were less than the total of the changes in market values on the AFS portfolio and swaps accounted for as cash flow hedges and $3.1 million of dividends declared or $.55 per share in the period. Stockholders’ equity was positively influenced by $3.5 million of net income recognized, $731 thousand of additional paid in capital from options exercised, and $288 thousand from options expensed.
Liquidity and Capital Resources
     Liquidity - The liquidity of Los Padres Bank was 10.1% at September 30, 2007 as compared to 15.5% at December 31, 2006, and 13.3% at June 30, 2007. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At September 30, 2007, Los Padres Bank’s “liquid” assets totaled approximately $66.8 million.
     In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At September 30, 2007, the Bank had $236.0 million in FHLB advances and had $186.2 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $128.8 million based on excess collateral pledged at the FHLB as of September 30, 2007.
     The Company had a revolving line of credit with a maximum borrowing capacity of $15.0 million that matured on September 30, 2007. At September 30, 2007, and December 31, 2006, the Company was not indebted under this revolving line of credit. The Company intends to negotiate a new line of credit in the near future, and we would utilize this line of credit for growth opportunities and to provide working capital.
     A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payments, Los Padres Bank is required to provide annual advance notice to the Office of Thrift Supervision (“OTS”), at which time the OTS may object to the proposed dividend payments. It is possible, depending upon the financial condition of Los Padres Bank and other factors, the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock.
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2007, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At September 30, 2007, the Bank’s Tier 1 (Core) Capital Ratio was 7.08%, Total Risk-Based Capital Ratio was 10.83%, Tier 1 Risk-Based Capital Ratio was 10.08% and Leverage Ratio was 7.08%.
     On May 3, 2005, the Company announced a share repurchase program of up to 200,000 shares as market conditions warrant. These shares will be purchased in the open market or privately negotiated transactions. No shares were repurchased by the Company in the September 2007 quarter.

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
     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 as amended, requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting. Accordingly, the effective portion of the accumulated change in the fair value of the cash flow hedges is recorded in a separate component of stockholders’ equity, net of tax, while the ineffective portion is recognized in earnings immediately.
     The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage indexes and asset backed referenced securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets. During the quarter, HWFG added $70 million in notional amount of AAA rated CMBS TROR swaps with a fair value of $442 thousand at September 30, 2007 as compared to zero at December 31, 2006.
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2006. There are no changes to these policies as of September 30, 2007.
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At September 30, 2007, these prepayment assumptions varied from 2.3% to 34.6% for fixed-rate mortgages and mortgage-backed securities and varied from 4.1% to 30.4% for adjustable-rate mortgages and mortgage-backed securities.
     The following table sets forth at September 30, 2007, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the September 2007 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$40,834	$29,966	$16,461		$(18,215)	$(38,018)	$(58,895)
Market value gain (loss) of liabilities	(23,055)	(14,495)	(7,100)		6,430	13,009	20,851

Market value gain (loss) of net assets before interest rate contracts	17,779	15,471	9,361		(11,785)	(25,009)	(38,044)

Market value gain (loss) of interest rate contracts	(15,463)	(10,072)	(4,922)		4,708	9,212	13,522

Total change in MVPE (2)	$2,316	$5,399	$4,439		$(7,077)	$(15,797)	$(24,522)

Change in MVPE as a percent of:
MV of total assets of Bank	1.00%	2.34%	1.92%		-3.07%	-6.85%	-10.63%
Total assets of the Bank	-0.34%	0.02%	0.12%		-0.30%	-0.71%	-1.12%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $91.9 million at September 30, 2007.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4: Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. For the quarter ended September 30, 2007, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Disclosure controls and procedures are Company controls designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
The Company is involved in various legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 1A. Risk Factors
There were no material changes in the third quarter of 2007 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2006
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
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

HARRINGTON WEST FINANCIAL GROUP, INC.
November 9, 2007	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 9, 2007	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

November 9, 2007	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)