Form 10-K
period 2007-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2008-03-27
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007
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
Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐ Yes       ☑ No
The aggregate market value of common equity held by non-affiliates was $72.1 million as of June 30, 2007, based on the closing sale price of the registrant’s common equity on that date.
Number of shares of Common Stock outstanding as of March 18, 2008: 5,581,243
DOCUMENTS INCORPORATED BY REFERENCE
The registrant hereby incorporates its proxy statement for its 2008 annual meeting of stockholders in Part III, Items 10-14.

PART I
Cautionary Statement Regarding Forward-Looking Statements.
     This Form 10-K contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:
•	we may experience higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	changes in management’s valuation of our mortgage-backed swaps and related securities portfolio and interest rate contracts;

•	increases in competitive pressure among financial institutions;

•	general economic conditions, either nationally or locally in areas in which we conduct or will conduct our operations, or conditions in financial markets may be less favorable than we currently anticipate;

•	our net income from operations may be lower than we expect;

•	natural disasters;

•	we may lose more business or customers than we expect, or our operating costs may be higher than we expect;

•	the availability of capital to fund our growth and expansion;

•	changes in the interest rate environment and their impact on customer behavior, our interest margins and our securities portfolio;

•	political and global changes arising from the war on terrorism;

•	the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products;

•	our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•	our ability to access cost-effective funding;

•	our ability to successfully implement our strategy to continue to grow our business in California, Kansas and Arizona;

•	our returns from our securities portfolio may be lower than we expect;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines may adversely affect our ability to conduct our business.
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
Item 1. Business.
General
     We are Harrington West Financial Group, Inc., a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Scottsdale, Arizona. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, located in central California and Scottsdale, Arizona, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its sixteen full-service offices. At December 31, 2007, we had consolidated total assets of $1.2 billion, total deposits of $836.3 million and stockholders’ equity of $55.0 million.
     We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank operates eleven offices on the central coast of California, three offices in the Kansas City metropolitan area under the Harrington Bank brand name, and two banking offices in the Phoenix/Scottsdale, Arizona metropolitan area. In 2006, we opened our third Harrington Bank office in Johnson County, Kansas in the Kansas City metro. HWFG’s controlled banking center development plan remains on track. The Surprise, Arizona banking center is scheduled to open in the Spring of 2008, the Gilbert, Arizona banking center near the end of 2008, and the Dear Valley Airpark, Arizona banking center in the Fall of 2009. This development will bring HWFG’s total banking centers to 5 in metro Phoenix, 11 on the central coast of California and 19 throughout all of HWFG’s markets. HWFG is exploring augmenting these banking centers with the use of existing, shared ATM networks and its existing desktop deposit applications. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.
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
Lending Activities
     General. At December 31, 2007, Los Padres Bank’s net loan portfolio totaled $782.6 million, representing approximately 64.0% of our $1.2 billion of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate as well as commercial and industrial loans. While we continue to emphasize single-family residential loan products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income and have been increasing our emphasis on loans secured by commercial real estate, consumer loans, construction and land acquisition and commercial and industrial loans. We also offer multi-family residential loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

			December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Real estate loans:
Single-family	$125,545	15.9%	$106,675	13.9%	$115,925	17.0%
Multi-family	82,717	10.5%	79,896	10.4%	80,855	11.9%
Commercial	266,345	33.7%	264,915	34.6%	253,208	37.2%
Construction (1)	126,447	16.0%	112,645	14.7%	70,883	10.4%
Land acquistion	45,278	5.7%	54,738	7.1%	36,085	5.3%
Commercial and industrial loans	117,842	14.9%	119,074	15.6%	96,566	14.2%
Consumer loans	24,483	3.1%	25,304	3.3%	26,653	3.9%
Other loans (2)	2,753	0.3%	2,206	0.4%	1,271	0.1%

Total loans receivable	791,410	100.0%	765,453	100.0%	681,446	100.0%

Less:
Allowance for loan losses	(6,446)		(5,914)		(5,661)
Net deferred loan fees	(1,865)		(2,103)		(2,498)
Net (discounts) premiums	(473)		(403)		(397)

	(8,784)		(8,420)		(8,556)

Loans receivable, net	$782,626		$757,033		$672,890

(1)	Includes loans secured by residential and commercial properties. At December 31, 2007, we had $49.0 million of construction loans secured by residential properties, $41.1 million of land and development (loans for the initial acquisition of land and off-site improvements) and $36.3 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.

     The following table sets forth certain information at December 31, 2007, regarding the dollar amount of loans maturing in our loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

			Due 5 or
		Due 1-5	more years
		years after	after
	Due 1 year	December	December
	or less	31, 2007	31, 2007	Total
Real estate loans:
Single-family residential	$1,309	$7,451	$116,784	$125,545
Multi-family residential	2,140	15,311	65,267	82,717
Commercial	25,215	99,814	141,316	266,345
Construction (1)	83,500	12,350	30,598	126,447
Land acquisition	34,461	10,607	210	45,278
Commercial and industrial loans	65,444	39,980	12,418	117,842
Consumer loans	5	814	23,663	24,483
Other loans (2)	2,428	325	—	2,753

Total	$214,502	$186,652	$390,256	$791,410

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
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

     The following table sets forth the dollar amount of total loans due after one year from December 31, 2007, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		adjustable
	Fixed rate	rate	Total
Real estate loans:
Single-family residential	$95,872	$28,364	$124,236
Multi-family residential	49,859	30,718	80,577
Commercial	139,914	101,216	241,130
Construction (1)	18,472	24,475	42,947
Land acquisition	820	9,997	10,817
Commercial and industrial loans	24,920	27,478	52,398
Consumer loans	796	23,682	24,478
Other loans (2)	25	300	325

Total	$330,678	$246,230	$576,908

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
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
     Mortgage loan applications are initially processed by loan officers who do not have approval authority. All real estate loans which are either at or below the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”), lending limit and which meet all of the bank’s underwriting guidelines can be approved by designated senior management of Los Padres Bank. All consumer loans up to $250 thousand may be approved by designated senior management of Los Padres Bank. All loans in excess of these amounts up to $1.0 million ($500 thousand for commercial and industrial loans) require the approval of two members of Los Padres Bank’s Executive Loan Committee, which consists of designated senior management of Los Padres Bank. Loans in excess of $1.0 million ($500 thousand for commercial and industrial loans), but not exceeding $5.0 million, require the approval of a majority of Los Padres Bank’s Loan Committee, consisting of designated senior management of Los Padres Bank. All loans in excess of $5.0 million, up to Los Padres Bank’s legal lending limit, must be approved by either Los Padres Bank’s Loan Oversight Committee, comprised of both designated senior management and certain members of the Board of Directors, or the Board of Directors of Los Padres Bank.
     A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2007, Los Padres Bank’s regulatory limit on loans-to-one borrower was $13.8 million.
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
     As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, we estimate that at December 31, 2007, the majority of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California central coast, the Kansas City metropolitan area, and the Phoenix/Scottsdale metropolitan area.
     Single-Family Residential Real Estate Loans. Los Padres Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation, which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher spread earning loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2007 and 2006, Los Padres Bank brokered $27.1 million and $48.5 million, respectively, of such single-family residential loans on behalf of third parties.
     Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. At December 31, 2007, Los Padres Bank had $125.5 million of single-family residential loans in its portfolio, which amounted to 15.9% of total loans receivable as of such date. At December 31, 2007, total loans due after one year had $95.9 million or 76.3% of Los Padres Bank’s single-family residential loans with fixed interest rates and $28.4 million or 23.7% with interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio.
     Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2007, Los Padres Bank had an aggregate of $82.7 million and $266.3 million invested in multi-family residential and commercial real estate loans, respectively, or 10.5% and 33.6% of total loans receivable, respectively.
     Los Padres Bank’s multi-family residential loans are secured by multi-family properties of five units or more, while Los Padres Bank’s commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in Los Padres Bank’s primary market areas. Los Padres Bank typically originates commercial real estate and multi-family loans for terms of up to 20 years based upon a 30-year loan amortization period. Los Padres Bank will originate these loans on both a fixed-rate or adjustable-rate basis, with the latter adjusting on a periodic basis of up to one year based on the London Interbank Offered Rate (“LIBOR”), the one-year U.S. Treasury index of constant comparable maturities, a designated prime rate, or the 11th District Cost of Funds Index. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 75%. As part of the criteria for underwriting commercial real estate loans, Los Padres Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.3:1 or more. It is also Los Padres Bank’s general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.
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
     Construction Loans. Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2007, Los Padres Bank’s construction loans amounted to $126.4 million or 16.0% of total loans receivable, $49.0 million of which were for the construction of residential properties, $41.1 million of which were for land acquisition and the development of residential properties, and $36.3 million of which were for the construction of commercial properties.
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
     Land acquisition and development. Los Padres Bank has decreased its loans for land acquisition and development (loans for the initial acquisition of land and off-site improvements) from $54.7 million at December 31, 2006 to $45.3 million at December 31, 2007. Land acquisition and development loans are typically issued with short terms, bearing adjustable-rates of interest based on a designated prime rate or

LIBOR and are generally made with loan-to-value ratios of 70% or less with secondary credit support in the form of borrower and investor guarantees.
     Commercial and Industrial Loans. Los Padres Bank is placing increased emphasis on the origination of commercial business loans because of the higher risk-adjusted spreads generally associated with these types of loans. At December 31, 2007, Los Padres Bank’s commercial and industrial loans amounted to $117.8 million or 14.9% of total loans receivable.
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
     Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, vehicle loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2007, $27.2 million or 3.4% of Los Padres Bank’s total loans receivable consisted of consumer loans.
     Home equity lines of credit are originated by Los Padres Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 15 years and carry interest rates that adjust monthly in accordance with a designated prime rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2007, home equity lines of credit and home improvement loans totaled $23.7 million or 88.0% of Los Padres Bank’s total consumer loan portfolio and an aggregate of $46.0 million were committed and un-drawn under these loans and lines of credit.
     Los Padres Bank currently offers loans secured by deposit accounts, which amounted to $992.6 thousand or 3.7% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2007. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.
     At December 31, 2007, vehicle loans, secured and unsecured personal line of credit loans amounted to $1.1 million or 4.0% of Los Padres Bank’s total consumer and other loan portfolio.
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

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
Single-family residential	$—	$—	$—
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Land acquisition and development	1,843	—	—
Commercial and industrial	—	98	—
Consumer and other	—	—	—

Total non-accruing loans	1,843	98	—

Total non-performing loans	1,843	—	—

Troubled debt restructurings	—	—	—
Real estate owned, net of reserves	—	—	—

Total non-performing assets and troubled debt restructurings	$1,843	$98	$—

Total non-performing loans and troubled debt restructurings as a percentage of total loans	0.23%	0.01%	0.00%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.15%	0.01%	0.00%

     At December 31, 2007, and 2006, we had one, and two non-performing loans, respectively. At December 31, 2007, we had non-performing loans representing an increase of $1.7 million from December 31, 2006. Refer to “Changes in Financial Condition”, pg 62 for additional information.
     The interest income that would have been recorded during the years ended December 31, 2007, and 2006 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $178.2 thousand, and $6.8 thousand, respectively. The interest income that was recorded during the years ended December 31, 2007, and 2006 with respect to Los Padres Bank’s non-accruing loans was $140.6 thousand and $4.0 thousand, respectively.
     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets that do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres

Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2007, Los Padres Bank had $6.8 million of classified loans, $6.4 million of which was classified as substandard and $467 thousand was classified as doubtful or loss. As of December 31, 2007, Los Padres Bank had $35.0 million of loans that were designated special mention. At December 31, 2006, Los Padres Bank had $1.4 million of classified loans, $1.3 million of which was classified as substandard and $98 thousand were classified as doubtful or loss. As of December 31, 2006, Los Padres Bank had $12.1 million of loans that were designated special mention. Our classified and special mention loans, in addition to the non-performing loans discussed above, are the extent of the loans in our portfolio that give us some repayment concern at this time.
     Allowance for Loan Losses. The allowance for loan losses reflects management’s judgment of the level of allowance adequate to provide for probable incurred losses inherent in the loan portfolio as of the balance sheet date. On a quarterly basis, Los Padres Bank assesses the overall adequacy of the allowance for loan losses, utilizing a consistent and systematic approach which includes the application of an allocated allowance for specifically identified problem loans, a formula allowance for non-homogeneous loans, a formula allowance for large groups of smaller balance homogeneous loans and an unallocated allowance.
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
     Formula allowance for non-homogeneous loans. Los Padres Bank segments its non-homogeneous loan portfolio into pools with similar characteristics based on loan type (collateral driven) and risk factor (loan grade). Currently, these loans are segmented into four categories by collateral, further stratified by loan grade (pass, special mention, substandard, and doubtful). The general pool categories are multi-family residential, commercial real estate, land acquisition and development, and commercial and industrial. These non-homogeneous loans are reviewed individually.
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
     Formula allowance for large groups of smaller balance homogeneous loans. The allocated loan loss allowance for large groups of smaller balance homogeneous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogeneous loans consist of consumer loans and single-family residential loans. The allowance for groups of performing loans is based on historical losses over a ten year period.
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
•	trends in criticized and non-accrual assets;

•	the levels and trends in charge-offs, recovery history and loan restructuring;

•	changes in volumes and terms of the loan portfolio;

•	any credit concentrations or changes in the level of such concentrations;

•	changes in the effectiveness of the internal asset review process;

•	changes in lending policies, procedures and practices;

•	changes in the experience, ability and depth of lending management;

•	changes in the national, regional and local economic conditions;

•	changes in value of underlying collateral for collateral-dependent loans; and

•	the trend in local real estate values.
     Management and the Internal Asset Review Committee review these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance which varies from plus or minus 5% of the total allowance for loan losses.
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

     The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,
	2007	2006	2005
	(In Thousands)
Allocated reserve	$440	$16	$441
Formula-non homogeneous	5,302	5,296	4,612
Formula-homogeneous	704	560	605
Unallocated	0	42	3

	$6,446	$5,914	$5,661

     At December 31, 2007, the formula allowance for non-homogeneous loan allowance increased by $6 thousand from December 31, 2006, primarily due to an increase in total non-homogeneous loans and, offset to a lesser extent, by a decrease in criticized loans related to non-homogeneous loans.
     The formula allowance for homogeneous loans increased by $144 thousand for the year ended 2007, as a result of increasing single-family construction loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads.
     Specific reserves are established for impaired loans in accordance with SFAS No. 114. At December 31, 2007, we had $440 thousand in allocated reserves. In 2006, we had $16 thousand in allocated reserves.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	December 31,
	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$5,914	$5,661

Charge-offs:
Real estate loans
Commercial	(112)	(352)
Consumer and other loans	(7)	(4)

Total charge-offs	(119)	(356)

Recoveries	1	44

Net charge-offs	(118)	(312)

Provision for losses on loans	650	565

Balance at end of period	$6,446	$5,914

Allowance for loan losses as a percent of total net loans outstanding at the end of the period	0.82%	0.78%

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.01%

     The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated

	December 31,
	2007		2006		2005
			(Dollars in Thousands)
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Single-family residential	$368	15.9%	$231	13.9%	$265	17.0%
Multi-family residential	422	10.5%	417	10.4%	422	11.9%
Commercial	1,008	33.7%	1,054	34.6%	1,115	37.2%
Construction	498	16.0%	452	14.7%	300	10.4%
Land acquisition and development	547	5.7%	520	7.1%	272	5.3%
Commercial and industrial loans	3,267	14.9%	2,869	15.6%	2,944	14.2%
Consumer and other loans	336	3.4%	329	3.7%	340	3.9%
Unallocated reserve	0	0.0%	42	0.0%	3	0.1%

Total	$6,446	100%	$5,914	100%	$5,661	100%

(1)	Percent of loans in each category to total loans

Investment Activities
     General. Our securities portfolio is managed under the direction of our Chief Executive Officer and Chief Investment Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments which are reviewed and approved by Los Padres Bank’s board of directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”) and approved by its Board of Directors. On February 27, 2007, we announced the hiring of John R. Mason as Chief Investment Officer. Mr. Mason has over twenty years experience in the investment and risk management fields. We have completed the process of bringing all of the risk and investment management operations in-house with a marginal cost savings versus our Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates, Inc., which terminated on April 30, 2007. Los Padres Bank’s Chief Executive Officer and Chief Investment Officer, have the primary responsibility for managing the investment portfolio in accordance with the policy and ALCO approved strategies. These responsibilities include informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Designated officers of Los Padres Bank are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. The Chief Executive Officer, the Chief Investment Officer, the President, the Chief Financial Officer or the Controller of Los Padres Bank has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the Board of Directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.
     We invest in a portfolio of mortgage-backed and related securities, interest rate contracts, U.S. Government agency securities, government sponsored enterprises, asset-backed securities, corporate securities and, to a much lesser extent, equity securities. In selecting securities for our portfolio, we employ an option-adjusted pricing analysis and credit related analysis in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the duration-matched funding cost, the costs of the options embedded in the investment’s cash flow (such as a borrower’s ability to prepay a mortgage) and servicing costs. The objective of our investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.
     We manage our securities portfolio in order to enhance net interest income and net market value on a risk-adjusted basis and deploy excess capital until we can reinvest such assets into loans or other community banking assets. As a result, we monitor the net risk-adjusted spread of our investments and compare them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), we may sell individual securities prior to their maturity and reinvest the proceeds into new investments, which generally carry wider risk-adjusted spreads. We will utilize various interest rate contracts such as interest rate swaps, caps, floors, options and futures in order to mitigate our interest rate exposure in our securities portfolio, which allows us to respond to changing prepayment rates on our mortgage-backed and related securities. The investment portfolio, although hedged for interest rate risk, is still susceptible to adverse changes in the spreads between the yields on mortgage-backed and related securities and the related Treasury and LIBOR based hedges. Substantially all of our securities are classified as available for sale securities and, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are reported at fair value with unrealized gains and losses included in stockholders’ equity.
     Mortgage-Backed and Related Securities. At December 31, 2007, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $349.8 million or 98.9% of our securities portfolio and 28.6% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.
     We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises or by private issuers who are rated based on the underlying collateral and priority of cash flows, and investment grade collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family mortgages. The principal and interest payments on these securities are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”).
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
     Asset Backed Securities. The U.S. residential mortgage market is estimated to be in excess of $10 trillion in outstanding principal amount. The sub-prime portion of this market is approximately 12% of the total or $1.2 trillion. Sub-prime mortgage loans are generally considered the lowest credit segment in the mortgage market as the borrowers have low credit scores (FICO scores under 660). HWFG is not a program originator of sub-prime loans but does invest in investment grade sub-prime securities, largely rated AAA or AA by one or more rating agency, in a portion of its investment portfolio when HWFG’s analysis indicates the spreads and return potential of these securities are high relative to the underlying risk.
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
     A significant portion of the sub-prime write-downs incurred by larger financial institutions and investment banks in 2007 have been on Collateralized Debt Obligations (CDO) with largely BBB and BBB- sub-prime securities as the collateral for these CDOs. These BBB securities were then tranched to provide the higher rated CDO securities priority on the cash flows of these BBB securities. However, with the large delinquencies of the underlying sub-prime loans issued in the 2005 to 2007 period and the very low subordination of the BBB securities, a leveraging of credit risk occurred and even some AAA rated CDO securities have incurred write-downs. HWFG has not invested in sub-prime CDO’s.
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
     In 2007, as delinquency and loss factors increased significantly and ratings were adjusted by the agencies on the sub-prime securities, spreads on almost all mortgage loan and related securities widened precipitously as credit conditions deteriorated and a sharp re-pricing of credit risk developed on almost all fixed income credit classes. Historically, periods of extreme market stress present excellent opportunities for HWFG to add high quality securities at wide risk-adjusted spreads.
     On an ongoing basis HWFG monitors and evaluates the credit ratings and performance of its entire portfolio of mortgage related securities. HWFG performs stress testing of the cash flows on lower rated securities by projecting higher levels of delinquency, default, and losses on underlying foreclosed loans. During the third quarter evaluation, it was determined that a small portion of the sub-prime portfolio (1.4% of book value) had become impaired, which relies on the spread between the sub-prime loans and issued securities plus prepayment penalty fees rather than the principal and interest of the loans like almost all of HWFG’s other sub-prime securities. That is, all $2.4 million book value of non-insured, NIM sub-prime securities were deemed other than temporarily impaired, and these securities were written down by $2.1 million to market value through earnings in 2007. The NIM securities were purchased on average approximately 20 months ago, have paid down approximately 79% of the original principal amount, and were originally investment-grade rated. Several factors are evaluated in management’s stress-testing and conclusions. These factors include a dramatic increase in the level of delinquencies, losses on the liquidation of collateral, declines in over-collateralization amounts and ratings downgrades on some of the securities. Based on its ongoing monitoring, HWFG expects to earn all interest and principal on its other available for sale mortgage investment securities; however, a more severe deterioration of the housing and credit markets, beyond stress test levels, could lead to additional write-offs.
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
     Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, these securities generally increase the quality of our assets by virtue of the securities’ underlying insurance or guarantees or collateral support. These securities also require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, which enhances our ability to actively manage our portfolio, and may be used to collateralize borrowings or other obligations. At December 31, 2007, $300.6 million or 85.6% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps). In addition, as a result of our maintaining a substantial portion of our assets in mortgage-backed and related securities, we have been able to maintain a relatively low level of operating expenses.
     At December 31, 2007, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the contractual life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

     In the past we also invested in investment grade commercial mortgage backed securities (“CMBS”), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single-family mortgage securities. At December 31, 2007, we held no commercial mortgage-backed securities but held $31.1 million commercial mortgage-backed securities at December 31, 2006. We are invested in total rate of return swaps with the underlying securities being AAA rated CMBS at December 31, 2007.
     At December 31, 2007, of the $351.5 million of the available for sale and held to maturity securities held by us, an aggregate of $54.7 million was secured by fixed-rate mortgage loans and an aggregate of $296.8 million was secured by adjustable-rate mortgage loans.
     Corporate Debt Securities. We plan, from time to time, to invest in corporate investment grade notes and bonds that are general obligations of the issuing company or backed by specific equipment or other collateral of the issuing company. These securities are rated by the major rating agencies based on the financial strength of the issuing company, priority in the debt structure of the company, and the underlying security, if any. At December 31, 2006 and 2007, we held no corporate debt securities.
     Trading Account Assets and Other Securities. At December 31, 2007, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities that had a fair value of $194 thousand, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities) with a fair value of $656 thousand.
     As of December 31, 2006 there were no outstanding total return swaps. We invested in total rate of return (TROR) swaps in our trading portfolio that during the year had a maximum notional amount of $80 million (which was the notional amount at year-end) to capitalize on the widening spreads in the latter half of 2007. With regard to the CMBS total return swaps, we receive the net spread between the yield on certain investment grade CMBS indexes, such as the Lehman Brothers AAA CMBS Index, and the duration matched LIBOR yield (less a spread) plus any market value changes due to the spread changing between the index and the duration matched LIBOR yield. As spreads tighten, gains are realized, and as they widen, losses are realized. The purpose of these total return swaps is to create incremental income for Los Padres Bank.
     The total return for our CMBS TROR swaps in 2007 was a loss of $2.5 million, which consisted of $340 thousand of net interest income and a realized and unrealized mark-to-market loss of $2.8 million. In 2006, the total return for our CMBS TROR swaps was a gain of $1.2 million, which consisted of $301 thousand of net interest income and a realized and unrealized mark-to-market gain of $947 thousand. Also see “Note 22 to the Consolidated Financial Statement” or “Subsequent Events” for additional information.
     All securities held do not have a single maturity date. The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2007			2006
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
Mortgage-backed securities —pass throughs (1)
Due from one to five years	$510	$497	4.47%	$1,039	$1,011	4.57%
Due from five to ten years	9,951	9,983	5.17%	12,347	12,187	4.81%
Due over ten years	59,109	58,621	5.42%	84,858	83,747	4.62%

Total mortgage backed securities - pass-throughs	69,570	69,101	5.37%	98,244	96,945	4.64%

Collateralized mortgage obligations
Due over ten years	114,101	111,805	5.61%	76,182	75,795	5.31%

Total collateralized mortgage obligations	114,101	111,805	5.61%	76,182	75,795	5.31%

Commercial mortgage-backed securities
Due over ten years	—	—	—	31,312	31,081	4.13%

Total commercial mortgage-back securities	—	—	—	31,312	31,081	4.13%

Asset-backed securities (underlying mortgages)
Due from one to five years	2,183	1,855	5.11%
Due over ten years	182,541	166,967	9.87%	102,815	103,159	5.65%

Total asset backed-securities	184,724	168,822	9.81%	102,815	103,159	5.65%

Asset-backed securities
Due from one to five years	600	563	10.96%	1,447	1,459	11.15%
Due over ten years	1,300	1,175	5.29%	1,300	1,290	5.63%

Total asset backed securities	1,900	1,738	7.08%	2,747	2,749	8.54%

Total	$370,295	$351,466	7.70%	$311,300	$309,729	5.13%

(1)	The fair value at December 31, 2007, consisted of $19.3 million of Fannie Mae participation certificates, $1.4 million of Freddie Mac participation certificates and $48.4 million of Ginnie Mae participation certificates. At December 31, 2006, the portfolio consisted of $23.5 million of Fannie Mae participation certificates, $14.4 million of Freddie Mac participation certificates and $59.0 million of Ginnie Mae participation certificates.

The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	2007			2006
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
Mortgage-backed securities —pass throughs
Due from five to ten years	$53	$55	6.83%	$66	$68	8.10%
Due over ten years	3	3	7.44%	3	3	7.28%

Total	$56	$58	6.86%	$69	$71	6.83%

(1)	Consists entirely of Fannie Mae participation certificates.
     The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	2007			2006
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
Mortgage-backed securities	$196	$194	5.79%	$235	$237	5.18%
Mutual funds	635	656	—	585	600	—
Other securities (1)	—	1,457	—	—	—	—

Total	$831	$2,307	1.36%	$820	$837	1.49%

(1)	The balance at December 31, 2007, and 2006 consisted of total return swaps, which we use to enhance our returns, and interest rate contracts, which do not qualify for hedge accounting treatment pursuant to SFAS No. 133.

     The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or for the Years
	Ending December 31,
	2007	2006
(Dollars in thousands)
Beginning balance	$309,800	$387,436
Mortgage-backed securities pass-throughs purchased- available for sale	7,305	10,712
Collateralized mortgage obligations purchased-	65,368	32,819
Asset-backed securities purchased- available for sale	124,860	20,344

Total securities purchased	197,533	63,875

Less:
Sale and principal payments of mortgage-backed securities, pass throughs — available for sale	(35,280)	(36,610)
Sale and principal payments of collateralized mortgage obligations — available for sale	(27,569)	(37,076)
Sale and principal payments of commercial mortgage- backed securities — available for sale	(31,054)	(8,376)
Sale and principal payments of asset-backed securities available for sale	(42,015)	(59,139)
Principal payments of mortgage-backed securities, pass throughs — held to maturity	(13)	(13)

Total securities sold and repaid	(135,931)	(141,214)

Change in net unrealized gain (loss) on securities available for sale and held to maturity	(17,259)	1,766
Other-than-temporary loss on available for sale securities	(2,153)	—
Amortization of premium	(466)	(2,063)

Ending balance	$351,524	$309,800

Sources of Funds
     General. We consider various sources of funds to fund our investing and lending activities and we evaluate the available sources of funds in order to reduce our overall funding costs. Retail commercial deposits, California State certificate of deposits, reverse repurchase agreements, advances from the FHLB of San Francisco, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in our lending and investing activities, and for other general business purposes. We closely monitor rates and terms of competing sources of funds on a daily basis and utilize the source that we believe to be cost effective.
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
     Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank opened its third banking office in the Kansas City metro area in the third quarter of 2006, and plans to open an office in Surprise, Arizona in April of 2008 and in Gilbert, Arizona anticipated early in 2009. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services, and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising.
     The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2007.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$165,766
Over three through six months	138,255
Over six through twelve months	84,693
Over twelve months	7,845

Total	$396,559

     The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,
	2007	2006	2005
		(In Thousands)
0.00% to 2.99%	$2,120	$2,763	$65,041
3.00% to 3.99%	49,505	24,339	301,287
4.00% to 4.99%	397,194	192,937	109,300
5.00% to 5.99%	212,268	336,245	6,584
6.00% to 6.99%	—	—	—
7.00% and higher	—	—	—

Total	$661,087	$556,284	$482,212

     The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2007.

		Over six	Over One	Over Two
		Months	Year	Years
	Six Months	Through	Through	Through	Over Three
	and Less	One Year	Two Years	Three Years	Years	Total
			(In Thousands)
0.00% to 2.99%	$1,842	$274	$4	$—	$—	$2,120
3.00% to 3.99%	42,330	3,648	3,328	188	11	49,505
4.00% to 4.99%	259,333	125,789	5,683	2,935	3,454	397,194
5.00% to 5.99%	198,770	11,330	1,077	108	983	212,268
6.00% to 6.99%	—	—	—	—	—	—
7.00% and higher	—	—	—	—	—	—

Total	$502,275	$141,041	$10,092	$3,231	$4,448	$661,087

     Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2007, we had three advances from the FHLB of San Francisco, which mature between January 2008 and June 2010. At December 31, 2007, we had total FHLB of San Francisco advances of $247.0 million at a weighted average coupon of 4.50%. Our borrowings from the FHLB of San Francisco are limited to 35% of Los Padres Bank’s total assets, or $427.7 million at December 2007 and $403.5 million at December 31, 2006.
     During 2007 and 2006, we obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral, which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements. At December 31, 2007, we had three reverse repurchase agreements with Citigroup Financial Services totaling $45.0 million with a weighted average coupon of 3.11%, maturities ranging from May 2008 to July 2010 and secured by GNMA Arm’s with a fair value of $44.7 million. At December 31, 2006, we had four repurchase agreements with Citigroup Financial Services totaling $59.0 million with a weighted average coupon of 2.96% and maturities ranging from April 2007 to July 2010.
     Through September 30, 2007 and December 31, 2006, the Company had a loan facility from two banks consisting of a revolving line of credit of $15.0 million. There were no draws on the line of credit during 2007 or 2006. The lines of credit matured on September 30, 2007 and were not renewed.
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
     The following table sets forth certain information regarding our short-term borrowings that mature in one year or less at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$5,576	$1,212	$10,853
Maximum amount outstanding at any month-end during the period	6,729	6,141	22,298
Balance outstanding at end of period	4,981	6,141	13
Average interest rate during the period	3.61%	3.93%	1.49%
Average interest rate at end of period	3.32%	4.11%	1.05%

	At or For the Year Ended
	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Short-term FHLB advances:
Average balance outstanding	$215,544	$267,452	$295,116
Maximum amount outstanding at any month-end during the period	262,000	310,000	339,050
Balance outstanding at end of period	228,000	238,000	300,000
Average interest rate during the period	5.18%	5.05%	3.26%
Average interest rate at end of period	4.27%	5.29%	4.03%
Subsidiaries
     Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.
     In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, (“HWMC”) which provides trust and investment management services to individuals and small institutional clients for fee income. In November 2001, we purchased the remaining 51% interest in HWMC. HWMC performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2007, HWM administered approximately 493 accounts and had $184.4 million of assets under management that are not included on our balance sheet. For the years ended December 31, 2007, and 2006, HWM generated revenues of $964,000, and $848,000, respectively. HWM is a wholly owned subsidiary of Los Padres Bank.
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
Employees
     As of December 31, 2007, we had 198 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is satisfactory.
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
Insurance of Deposit Accounts. Los Padres Bank’s deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. The Bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.
Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was $338 thousand. This credit can be used to offset assessments until exhausted. The Bank’s assessment credit will be fully used by March 31, 2008.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the year ending December 31, 2007 averaged 1.14 basis points of assessable deposits.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.
The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.
     Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.
     Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2007, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.
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

     The following table reflects as of December 31, 2007, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

	Tangible Capital(1)		Tier 1 Leverage Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Actual regulatory capital	$85,457	6.93%	$85,457	6.93%	$91,757	10.45%

Minimum regulatory capital	18,506	1.50	49,351	4.00	70,273	8.00

Excess regulatory capital	$66,951	5.43%	$36,106	2.93%	$21,484	2.45%

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $85.0 million as of December 31, 2007.
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
     At December 31, 2007, Los Padres Bank’s loans-to-one-borrower limit was $13.8 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2007, Los Padres Bank’s largest single lending relationship had an outstanding balance of $13.7 million, and consisted of one loan secured by commercial real estate, which was performing in accordance with its terms.
     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2007, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. HWFG and HWMC are considered to be affiliates of Los Padres Bank.
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
     If neither the savings association nor the proposed capital distribution meets any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.
     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted in June 2007 for the period ended March 31, 2007, Los Padres Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.
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
     Los Padres Bank’s required investment in FHLB stock, based on December 31, 2007, financial data, was $11.8 million. At December 31, 2007, Los Padres Bank had $12.5 million of FHLB stock.
     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2007 Los Padres Bank was in compliance with these requirements.
     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary acquires control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.
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
The current changing economic environment poses significant challenges for us.
     We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While we have only some direct exposure to the residential real estate market, and have no sub-prime residential loans on our books, we are nevertheless affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations. This deterioration in economic conditions coupled with a possible national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:
•	Loan delinquencies, problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease; and

•	Collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associate with our existing loans.
Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.
     Our commercial real estate and multi-family residential loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. At December 31, 2007, commercial real estate loans totaled $266.3 million, or 33.7%, of our total loan portfolio while multi-family real estate loans totaled $82.7 million, or 10.5%, of our total loan portfolio. Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of such loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our commercial real estate and multi-family residential loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.
     Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2007, commercial and industrial loans totaled $117.8 million, or 14.9%, of our total loan portfolio. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
     Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. At December 31, 2007, construction loans totaled $126.4 million, or 16.0%, of our total loan portfolio while land acquisition and development loans totaled $45.3 million, or 5.7%, of our total loan portfolio. Construction and acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans and acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.
     Our consumer loans generally have a higher risk of default than our other loans. At December 31, 2007, consumer loans totaled $27.2 million, or 3.4%, of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
Our investment portfolio includes securities and total rate of return swaps which are sensitive to interest rates and spread changes and which we may be required to sell at a loss to meet our liquidity needs.
     Our available for sale portfolio totaled $351.5 million at December 31, 2007. The unrealized gains or losses in our available for sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact earnings and stockholders’ equity, causing material fluctuations from quarter to quarter.
     The risk of us realizing a loss upon a sale in our available for sale portfolio is a function of our liquidity needs and market conditions at the time of sale. Failure to hold our securities until maturity or until market conditions are favorable for a sale could materially and adversely affect our business, financial condition, profitability and prospects.

     The underlying securities in the TROR CMBS swap position are backed by commercial mortgage loans with generally 75% original loan to value ratios, diversified among property types, generally issued in the last two years, and having 10 year balloon maturities, 25 to 30 year amortizations, and a lock-out from prepayment of principal until the balloon date. In addition, the AAA CMBS have additional credit enhancement of 20% to 30% in the form of junior securities. HWFG has invested in two types of AAA CMBS indexes: (1) the Lehman AAA 8.5+ year index having some mezzanine AAA securities, and (2) the Lehman Super Senior CMBS Index with only the most senior AAA securities. At December 31, 2007, HWFG had $80 million of the Lehman AAA CMBS 8.5+ year index swaps. The realized gains or losses associated with the TROR CMBS swaps are included in net income. See “Subsequent Events” for additional information.
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
     We maintain an allowance for loan losses which we believe is appropriate to provide for any probable losses inherent in our loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors which are discussed in more detail under “Item 1. Business — Asset Quality — Allowance for Loan Losses.”
     At December 31, 2007, our allowance for loan losses was $6.4 million. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe our loan loss allowance is adequate to absorb probable incurred losses in our loan portfolio, we cannot predict these losses or whether our allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.
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
     We are vulnerable to an increase in interest rates because our interest-earning assets generally have longer maturities than our interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect our net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although we attempt to manage our interest rate risk, we cannot assure you that we can minimize our interest rate risk. Our net interest margin was 2.90% for the year ended December 31, 2007, compared to 2.83% for the year ended December 31, 2006, and 2.94% in the December 2007 quarter compared to 2.81% for the quarter ended December 2006.
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

     A downturn in the real estate market may adversely affect our business. As of December 31, 2007, approximately 82.6% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Approximately 67.7% of our real property collateral is located in California, approximately 14.0% is located in the Kansas City metropolitan area, and 18.3% is in the Arizona market. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. If there is a significant decline in real estate values, the collateral for our loans will provide less security. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and among other things, earthquakes and other national disasters particular to our market areas.
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
     We invest in interest rate contracts for the purpose of reducing interest rate risk and, to a much more limited extent, to enhance spread income through asset based interest rate swaps. These interest rate contracts may include interest rate swaps, caps and floors and exchange traded futures and options. At December 31, 2007, we had invested in interest rate swaps with an aggregate notional amount of $172 million. Although, we have utilized caps, floors and exchange traded futures and options in prior periods, as of December 31, 2007, we did not have any investments in such interest rate contracts. Interest rate contracts can cause losses to us which will be reflected in our statements of earnings, and the maximum potential loss reflected in our statements of earnings may exceed the value at which we carry these instruments. These losses result from changes in the market values of such interest rate contracts. At December 31, 2007, the approximate net market value of our interest rate contracts was a loss of $5.0 million. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management” and “Subsequent Events”.
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
     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, due to our business strategy which has concentrated on growth and a shift in our lending focus to more commercial lending and the size and character of our available for sale and trading securities portfolio, we may be required to hold capital in excess of well capitalized levels as defined by the OTS. To the extent that Los Padres Bank fails to comply with required capital ratios, the OTS could take such failure to comply into consideration in connection with further requests to have Los Padres Bank pay dividends to us and in additional future branch applications. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment. See “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources,” “Regulation — Los Padres Bank — Regulatory Capital Requirements and Prompt Corrective Action” and “Subsequent Events”.
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
     We intend to open a banking office located in Surprise, Arizona, and our third in the Phoenix metro area, in early 2008, with a fourth expected to open in Gilbert, Arizona early in 2009. The Company has also purchased a parcel for a banking office in the growing Deer Valley Airpark in north central Phoenix. Management estimates that it will take approximately 12 to 18 months for each new branch to be profitable.

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
     We currently depend heavily on Craig J. Cerny, our Chief Executive Officer, William W. Phillips, Jr., our President, Mark Larrabee, our Region President of Kansas and Chief Commercial Lending Officer, Susan Weber, our Executive Vice President of Mortgage Lending, Vern Hansen, our Region President of Arizona, Kerril Steele, our Chief Financial Officer, John Mason our Chief Investment Officer and Rick Harrison, our President of Harrington Wealth Management Company. We believe that the prolonged unavailability or the unexpected loss of the services of these individuals could have a material adverse effect upon us because attracting suitable replacements may involve significant time and/or expense. We do not have employment agreements with Mr. Cerny, Mr. Phillips or any of our other executive officers.
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
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. See “Regulation — Regulation of Los Padres Bank — Capital Distributions.” It is possible; depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could assert that payment of dividends or other payments is an unsafe or unsound practice. We are also subject to contractual restrictions on our ability to pay dividends under our revolving loan facility. See “Trading History and Dividend Policy.” In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Los Padres Bank would adversely affect our business, financial condition, results of operations and prospects.
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

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
Office Locations
     The following table sets forth certain information with respect to our offices at December 31, 2007.

	Leased/Owned	Date Office	Total Deposits at
	and	Opened or Purchase	December 31, 2007
Office Location	Lease Expiration Date	Date	(Dollars in thousands)
Solvang Branch and Administrative Offices	Lease expires on 1/31/10 with one option for five years	June 1983	$169,370
610 Alamo Pintado Road
Solvang, CA 93463

Loan Center	Lease expires on 1/31/10 with one option for five years	March 1998	—
1992 Old Mission Drive
Solvang, CA 93463

Pismo Branch	Lease expires on 2/9/08 with two options for five years each	May 1988	83,309
831 Oak Park Boulevard
Pismo Beach, CA 93449

Atascadero Branch	Lease expires on 4/30/11 with three options for five years each	May 1991	58,892
7315 El Camino Real
Atascadero, CA 93422

Santa Maria Branch	Lease expires on 6/30/12 with three options for five years each	July 1992	71,775
402 E. Main Street
Santa Maria, CA 93454

Buellton Branch	Lease expires on 11/2/12 with one option for five years	December 1997	21,362
234 E. Highway 246, Suite 109
Buellton, CA 93427

Goleta Branch	Lease expires on 10/31/08 with three options for five years each	February 1999	93,718
197 North Fairview
Goleta, CA 93117

San Luis Branch	Lease expires on 12/31/10 with one option for five years	January 2001	30,716
1322 Madonna Road
San Luis Obispo, CA 93405

Nipomo Branch	Lease expires on 12/31/10 with two options for five years each	July 2001	29,991
542 W. Teft Road
Nipomo, CA 93444

Storage Area	Month-to-month Lease with no expiration date	June 1992	—
1120 Mission Drive
Solvang, CA 93463

	Leased/Owned	Date Office	Total Deposits at
	and	Opened or Purchase	December 31, 2007
Office Location	Lease Expiration Date	Date	(Dollars in thousands)
Human Resources, Compliance &	Lease expires on 1/31/10 with one option for five years	March 2000	—
Training Room
Suite A-4 and A-5
1984 Old Mission Drive Solvang, CA 93463

Loan Origination Center	Lease expires on 1/31/10 with one option for five years	April 2002	—
Suite B-12
1988 Old Mission Drive
Solvang, CA 93463

Harrington Bank	Lease expires on 12/31/10 with four options for five years each	November 2001	67,266
6300 Nall Avenue
Shawnee Mission, KS 66208

Harrington Wealth Management Company	Lease expires on 10/31/11	November 2001	—
10150 Lantern Road, Suite 150 Fishers, IN 46038

Arizona — Scottsdale Branch	Lease expires on 9/30/12 with two options for five years each	November 2002	34,266
10555 North 114th Street, Suite 100
Scottsdale, AZ 85295

Ventura Branch	Lease expires on 11/27/08 with four options for five years each	May 2004	36,751
1171 S. Victoria Ave., Suite A
Ventura, CA 93003

Thousand Oaks Branch	Lease expires on 5/31/10 with three options for five years each	June 1, 2005	30,596
2920 Thousand Oaks Blvd, Suite A
Thousand Oaks, CA 91360

Storage Area	Month-to Month Lease with no expiration date	August 2004	—
10760 North 116th Street
Scottsdale, AZ 85259

Storage Area	Month-to Month Lease with no expiration date
10555 North 114th Street		August 2006	—
Scottsdale, AZ 85259

Arizona — Northsight Branch	Owned	December 17, 2004	28,421
14100 N. Northsight Blvd. Scottsdale, AZ 85260

	Leased/Owned	Date Office	Total Deposits at
	and	Opened or Purchase	December 31, 2007
Office Location	Lease Expiration Date	Date	(Dollars in thousands)
Ojai Branch	Owned	November 1997	48,735
110 South Ventura Street Ojai, CA 93023

Hanalei Bay Condo	Owned	July 1994	—
5380 Honiki Road Princeville, Kauai

Metcalf Branch	Owned	December 2003	21,250
14300 Metcalf Overland Park, KS 66223

Olathe Branch	Owned	November 2005	9,915
College & Pflumm Rds Olathe, KS 66215

Surprise Branch	Owned	January 2006	—
Bell Road & 114th Ave. Surprise, AZ 85374

Deer Valley Branch	Owned	April 2006	—
NWC 19th Ave. & Pinnacle Peak Rd. Phoenix, AZ

Gilbert Branch	Owned	December 2006	—
Lindsay & Warner Rds Gilbert, AZ

$836,333

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
Stock Information
     As of March 18, 2008, we had 5,581,243 shares of common stock outstanding and approximately 91 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.
     The following table sets forth the high and low sale prices of our common stock for each of the quarters of 2007 and 2006. Our common stock began trading on the NASDAQ Global Market on November 6, 2002 under the stock symbol “HWFG.”

Quarter Ended	High	Low	Dividends Declared
March 31, 2006	$17.17	$15.46	$.125
June 30, 2006	16.49	15.50	.125
September 30, 2006	16.98	15.73	.125
December 31, 2006	18.49	16.33	.125
March 31, 2007	18.00	16.75	.125
June 30, 2007	17.80	15.71	.425
September 30, 2007	16.30	14.50	—
December 31, 2007	12.46	11.01	.125
Dividends
     In 2007, we paid a quarterly dividend of $0.125 in three quarters plus a special dividend of $0.30 per share in the third quarter. In 2006, we paid a quarterly dividend of $0.125 in all four quarters. The dividend rate on our common stock and the continued payment of dividends is determined by our board of directors, which takes into account our consolidated earnings, financial condition, liquidity and capital requirements, applicable governmental regulations and policies, and other factors deemed relevant by our board of directors. More specifically, Delaware law provides that a corporation may make a dividend to its stockholders out of the corporation’s capital surplus or, in case there shall be no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The holders of our common stock are entitled to receive and share equally in such dividends as may be declared by our board of directors out of funds legally available therefore. Our ability to pay dividends may also be dependent on our ability to receive dividends from Los Padres Bank, which is subject to compliance with federal regulatory requirements.
     The ability to declare or pay dividends would also be restricted if we deferred quarterly interest payments due for the subordinated debt of $25.8 million. As of December 31, 2007, all interest payments due were paid in full in accordance with the capital trust securities agreements.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     On November 1, 2007, our board of directors re-affirmed the repurchase of up to 200,000 shares of our common stock through open market or privately arranged sales. To date, no shares have been repurchased and the authorization remains in place.

Item 6. Selected Financial Data.
(Dollars in Thousands, Except Share and Per Share Data)
     The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2007. Financial information at or for each of the five years ended December 31, 2007 is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Condition Data:
Total assets	$1,223,402	$1,154,473	$1,140,187	$1,081,330	$974,799
Loans receivable, net	782,626	757,033	672,890	598,442	518,496
Securities available for sale	351	309,729	387,352	431,206	398,691
Securities held to maturity	56	69	80	93	222
Trading account assets	2,307	837	975	1,046	2,111
Deposits	836,333	732,757	669,145	598,182	570,697
Federal Home Loan Bank advances	247,000	257,000	319,000	316,000	262,500
Securities sold under repurchase agreements	49,981	65,141	59,013	79,689	65,728
Other debt	25,774	25,774	25,774	25,774	15,464
Stockholders’ equity	55,042	67,698	59,574	52,660	48,076
Shares outstanding	5,554,003	5,460,393	5,384,843	5,278,934	5,206,109

Selected Income Statement Data:
Interest income	$80,124	$74,095	$62,056	$52,266	$46,434
Interest expense	48,271	43,341	31,898	22,718	20,308

Net interest income	31,853	30,754	30,158	29,548	26,126
Provision for loan losses	650	565	435	650	790

Net interest income after provision for loan losses	31,203	30,189	29,723	28,898	25,336
Other income:
Net gain (loss) on sale of available-for-sale securities	(1,004)	(613)	933	690	—
Income (loss) from trading assets	(2,798)	1,024	3	571	2,647
Other-than-temporary loss	(2,153)	—	—	—	—
(Loss) on extinguishment of debt	—	—	—	(189)	(1,610)
Other gain (loss)	(1)	(39)	(15)	(57)	30
Banking fee income and other income(1)	4,326	4,085	3,948	3,148	4,108

Total other income	(1,630)	4,457	4,869	4,163	5,175

Other expenses:
Salaries and employee benefits	13,157	12,478	11,166	10,522	10,086
Premises and equipment	3,875	3,744	3,884	3,153	2,722
Other expenses(2)	5,892	5,938	6,026	5,741	5,041

Total other expense	22,924	22,160	21,076	19,416	17,849

Income before income taxes	6,649	12,486	13,516	13,645	12,662
Income taxes	2,481	4,258	5,180	5,436	5,249

Net income	$4,168	$8,228	$8,336	$8,209	$7,413

Common Stock Summary:
Basic earnings per share	$0.75	$1.51	$1.56	$1.56	$1.43
Diluted earnings per share	$0.74	$1.48	$1.48	$1.46	$1.36
Dividends per share	$0.68	$0.50	$0.49	$0.88	$0.21
Stockholders’ equity per share	$9.91	$12.40	$11.06	$9.98	$9.23
Diluted weighted average shares outstanding	5,637,415	5,572,664	5,620,556	5,603,680	5,455,002

Selected Operating Data(3):
Performance Ratios and Other Data:
Return on average assets	0.36%	0.72%	0.75%	0.80%	0.82%
Return on average equity	6.29%	12.85%	14.61%	16.30%	16.37%
Average equity to average assets	5.71%	5.62%	5.14%	4.87%	4.93%
Interest rate spread (4)	2.60%	2.56%	2.63%	2.77%	2.90%
Net interest margin (4)	2.90%	2.83%	2.83%	2.93%	3.07%

Average interest-earning assets to average interest-bearing liabilities	106.81%	106.82%	106.61%	107.09%	107.03%
Total noninterest expenses to average total assets	1.97%	1.94%	1.86%	1.88%	2.04%
Efficiency ratio(5)	63.36%	63.61%	61.80%	59.38%	59.04%

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Asset Quality Rations (6):
Non-performing assets and troubled debt restructurings to total assets	0.15%	0.01%	0.00%	0.00%	0.00%
Non-performing loans and troubled debt restructurings to total loans	0.23%	0.01%	0.00%	0.02%	0.00%
Allowance for loan losses to total loans	0.82%	0.78%	0.84%	0.87%	0.88%
Net charge-offs to average loans outstanding	0.02%	0.01%	0.00%	0.00%	0.00%

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	9.73%	10.08%	9.96%	10.37%	10.20%
Total risk-based capital ratio	10.45%	10.78%	10.69%	11.13%	10.99%
Tier 1 leverage capital ratio	6.93%	7.41%	6.78%	6.68%	6.08%

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees, other miscellaneous noninterest income and increase in cash surrender value of life insurance.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous noninterest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios are based on average daily balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest- bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses as a percentage of the aggregate of net interest income before provision for loan losses and noninterest income, excluding gains on sales of securities, deposits and loans.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.
     Refer to Recent Developments in Note 22 to the consolidated financial statements for more details.
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
Multiple Market Strategy
     We believe this multiple market banking strategy provides the following benefits to our stockholders:
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
     2007 marked HWFG’s twelfth year of operations and was highlighted by a high degree of success in executing our strategy to grow our core banking franchise of loans, deposits and HWM fees, while we made further progress in identifying and acquiring new banking sites in our markets for future expansion.
     Since HWFG’s acquisition of Los Padres Bank almost 12 years ago, we have approximately increased our loans by 5 times, and our deposits by 5 times. We have had a great deal of success over these 12 years and look forward to more positive results in the future.
     Since 1997, we have grown from 4 banking offices to 16 banking offices including the Thousand Oaks deposit acquisition, opening the Scottsdale Airpark office in mid 2005 and opening in Olathe, Kansas in August, 2006. We have 11 full service banking offices on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking offices in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 2 offices in Scottsdale, Arizona. We will open our third banking office in the Phoenix metro area in early 2008 and a fourth anticipated in early 2009. We are working on additional expansion opportunities in each market. Over the same period, our deposits and loans have increased by over four times and our earnings by 18 times.
Product Line Diversification
     We have broadened our product lines over the last 6 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004 we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products. During this past year, with emphasis on core deposit development, HWFG introduced the successful Power-Up account and Remote Deposit Capture.
     Net retail deposit growth was near HWFG’s target in 2007 propelled by the aggressive promotion of its Power-Up account. This account ties together a checking account with a required automatic transaction and a money market account. Furthermore, HWFG was successful in promoting certificate of deposit accounts in the spring of 2007 and retaining them at lower rates at renewal in the December 2007 quarter. With the full implementation of the Power-Up account in all of HWFG’s markets in 2007, the implementation of the retail deposit gathering sales plan, and the reorganization of the retail and internet banking division, HWFG expects to meet its deposit growth goals for 2008.
Modern Financial Skills
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
     We utilize excess capital in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of .75% to 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allow us to compete effectively against other institutions that do not offer these products.
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
Profitability Drivers
     The factors that we expect to drive our profitability in the future are as follows:
1.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity line of credit loans.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we utilize excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2004 the investment portfolio’s performance exceeded our goals and contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. From 2005 to 2006 the investment portfolio underperformed our goal but still earned a total return in excess of one-month LIBOR. In 2007 the investment portfolio significantly underperformed our goal as a result of the severe credit market dislocation.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process. As such, non-performing asset levels have been low with corresponding low loan charge-offs.
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
     The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2007, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.
     Allowance for loan losses. The allowance for loan losses is an estimate of the probable incurred losses that may be inherent in our loan portfolio. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogeneous loans, (iii) a formula allowance for large groups of smaller balance homogeneous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.
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
Results of Operations
     In 2007, Harrington West Financial Group experienced the most challenging year of its almost 12 years of operations. We were confronted by a broad weakening of real estate markets, the related credit crisis in sub-prime mortgage loans that spilled over into almost all credit markets in the form of wider spreads and extremely volatile prices for fixed income securities, and an economy transitioning to slower growth.
     We were able to take advantage of opportunities presented in this environment by investing in wide spread (risk-adjusted) mortgage investments of high quality while capitalizing on our rigorous management of credit risk, stringent underwriting standards, and controlled loan approval process. We succeeded in markedly improving net interest and core income during the latter quarters of the year and maintaining favorable credit quality of the loan portfolio. Our overall net income, however, was significantly lower in 2007 than 2006 because of the $2.8 million loss on our CMBS total return swap portfolio due to widening credit spreads and the $2.2 million write-down in our small home-equity net interest margin (NIM) portfolio.
     Net earnings in 2007 were $4.2 million or 74 cents per diluted share compared to our 2006 results of $8.2 million and $1.48 per diluted share. Core earnings after tax increased 2.9% to $7.9 million or $1.40 cents per diluted share from $7.6 million and $1.36 cents per diluted share in 2006. This result excluded pre-tax securities gains and losses, write-downs, and mark-to-market losses on trading assets of $6.0 million and incorporated the 2007 effective tax rate of 37.3%.

     The investment portfolio is reviewed and analyzed for cash flow performance to determine whether all contractually owed interest and principal can be earned over the life of the securities. As reported in the September 2007 quarter, HWFG wrote-down its $2.4 million portfolio of sub-prime net interest margin (NIM) investments by $1.9 million to $.5 million. These investments were lower rated, earn the spread between the underlying loans and issued debt securities, and therefore are more credit leveraged than the other securities in HWFG’s portfolio. These NIM securities and one lower rated sub-prime security were written down by $247 thousand in the December 2007 quarter. Based on its portfolio valuation, HWFG expects at December 31, 2007 to earn all principal and interest on its other investments; however, a more severe deterioration of the housing and credit markets, beyond stress test levels, could lead to additional write-downs. Refer to Note 22 to the Consolidated Financial Statements for more information.
     Net Interest Income. Net interest income is determined by (i) our interest rate margin, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities.
     Net interest income after provision for loan losses increased by $1.0 million or 3.4% to $31.2 million during the year ended December 31, 2007 over 2006. Although the asset mix change contributed favorably to net interest margin, deposit cost pressure (spread to LIBOR rates) and some lag in the re-pricing of floating rate loans and securities, the net interest margin was 2.90% at December 31, 2007. We believe our hedging activities will result in our maintaining relatively stable margins over time (refer to the Asset and Liability Management section of this discussion for a detailed discussion of what our strategies are for hedging of interest rate exposure and why we believe that our management of interest rate fluctuations give us a competitive advantage over other financial institutions). In addition, favorable funding dynamics, widening credit spreads, the positive effect from repositioning the investment portfolio in the June 2007 quarter drove the improvement in margin and net interest income.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. No tax equivalent adjustments were made during the periods presented. Information is based on average daily balances during the indicated periods, except non-interest-bearing deposits information is based on average monthly balances.

	Year Ended
	2007			2006
(In thousands)	Balance	Income	Rate	Balance	Income	Rate

Interest earning assets:
Loans receivable (1)	$764,056	$60,317	7.90%	$715,520	$54,963	7.68%
FHLB stock	13,169	692	5.25%	15,395	826	5.37%
Securities and trading account assets (2)	320,246	18,855	5.89%	347,917	18,051	5.19%
Cash and cash equivalents (3)	12,020	260	2.16%	11,252	255	2.27%

Total interest earning assets	1,109,491	80,124	7.23%	1,090,084	74,095	6.80%

Non-interest-earning assets	51,696			49,316

Total assets	$1,161,187			$1,139,400

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$100,454	$2,656	2.64%	$99,226	$2,214	2.23%
Passbook accounts and certificates of deposit	623,088	30,217	4.85%	548,784	23,376	4.26%

Total deposits	723,542	32,873	4.54%	648,010	25,590	3.95%

FHLB advances (4)	234,544	11,598	4.94%	286,452	13,912	4.86%
Reverse repurchase agreements	54,910	1,723	3.18%	60,212	1,819	3.06%
Other borrowings (5)	25,774	2,077	8.17%	25,774	2,020	7.95%

Total interest-bearing liabilities	1,038,770	48,271	4.63%	1,020,448	43,341	4.24%

Non-interest-bearing deposits	47,581			48,660
Non-interest-bearing liabilities	8,544			6,265

Total liabilities	1,094,895			1,075,373
Stockholders’ equity	66,292			64,027

Total liabilities and stockholders’ equity	$1,161,187			$1,139,400

Net interest-earning assets (liabilities)	$70,721			$69,636

Net interest income/interest rate spread		$31,853	2.60%		$30,754	2.56%

Net interest margin			2.90%			2.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.81%			106.82%

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated and accretion of deferred loan fees.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term repricing characteristics of our floating-rate FHLB advances. See “–Asset and Liability Management.”

(5)	Consists of subordinated debt.

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

	2007 over 2006				2006 over 2005
	Increase (decrease) due to			Total Net	Increase (decrease) due to			Total Net
			Rate/	Increase			Rate/	Increase
(In thousands)	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)

Increase (decrease) in:

Interest -earning assets:
Loans receivable (1)	$1,574	$3,728	$52	$5,354	$5,601	$5,374	$719	$11,694
FHLB stock	(18)	(120)	4	(134)	162	(37)	(8)	117
Securities and trading account assets (2)	2,435	(1,436)	(195)	804	3,311	(2,665)	(509)	137
Cash and cash equivalents (3)	(12)	17	—	5	54	28	9	91

Total net change in income on interest-earning assets	3,979	2,189	(139)	6,029	9,128	2,700	211	12,039

Interest-bearing liabilities:
Deposits
NOW and money market accounts	407	27	8	442	730	(332)	(129)	269
Passbook accounts and certificates of deposit	3,238	3,165	438	6,841	6,513	2,122	1,018	9,653

Total deposits	3,645	3,192	446	7,283	7,243	1,790	889	9,922
FHLB advances (4)	229	(2,523)	(20)	(2,314)	2,544	(1,118)	(246)	1,180
Reverse Repurchase Agreements	18	(162)	48	(96)	146	(263)	(39)	(156)
Other borrowings (5)	—	—	57	57	526	—	(29)	497

Total net change in expense on interest-bearing liabilities	3,892	507	531	4,930	10,459	409	575	11,443

Change in net interest income	$87	$1,682	$(670)	$1,099	$(1,331)	$2,291	$(364)	$596

1)	Includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of interest income from securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of interest income from cash and due from banks and Federal funds sold.

4)	Interest expense on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of interest expense on other debt

     Interest Income. Total interest income increased by $6.0 million or 8.1% for 2007 over 2006 from $74.1 million to $80.1 million. Interest income increased during the current year due to an increase in the volume of loans and securities, and higher yields from the re-pricing of the assets to market rates. The Federal Reserve Board lowered the federal funds rate during 2007, and since a substantial portion of our earning assets re-price with the general level of interest rates, our average yield on earning assets increased commensurate with the increases in federal fund rates.
     Interest Expense. Total interest expense increased by $4.9 million or 11.4% during the year ended December 31, 2007 over 2006, from $43.3 million to $48.3 million. During 2007, our average interest-bearing liabilities increased by $18.3 million or 1.8%, due primarily to the increase in deposits to support our growth and the growth in new offices in Ventura, California and Overland Park, Kansas. Also, the average rate spread on deposits and borrowings was higher in 2007 than 2006 by .39%.
     Provision for Loan Losses. We established provisions for loan losses of $650 thousand and $565 thousand, during the years ended December 31, 2007, and 2006, respectively. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. For more detailed information regarding the methodology used to maintain the allowance for loan losses, refer to the Asset Quality section in Item 1 – Business.
     Other Income. Total other income has fluctuated over the periods presented due to pre-tax mark-to-market losses of $2.8 million on HWFG’s $80 million (notional amount) of AAA-rated CMBS TROR swap positions, as spreads continued to widen from the ongoing credit and liquidity dislocations. For more information regarding other-than-temporary loss, refer to Note 3 to the Consolidated Financial Statements.
     The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,
	2007	2006
Net gain (loss) on sale of available-for-sale securities	$(1,004)	$(613)
Income from trading assets	(2,798)	1,024
Other-than-temporary loss	(2,153)	—
Other gain (loss)	(1)	(39)
Increase in cash surrender value of insurance	873	745
Banking fee income and other income (1)	3,453	3,340

Total other income	$(1,630)	$4,457

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, other miscellaneous fees and increase in cash surrender value of life insurance.
For the full year of 2007, banking fee and cash surrender value of life insurance income was $4.3 million versus $3.8 million (without lease termination income) in 2006, growing 14.1%. Harrington Wealth Management Company (HWMC) and net BOLI income of $1.8 million drove the increase in the year, rising 14.8%, while mortgage banking and deposit fees were relatively stable in 2007 compared to 2006.

     The following chart shows the comparison of banking fee and other income sources for 2007 and 2006.

	Banking Fee & Other Income
	(Dollars in thousands)
			%			%
	2007	2006	Change	2006	2005	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$832	$826	0.7%	$826	$1,310	-36.9%
Deposit, Other Retail Banking Fees & Other Fee Income	1,665	1,666	-0.1%	1,666	1,293	28.8%
Harrington Wealth Management Fees	956	848	12.7%	848	724	17.1%
Cash Surrender Value of Life Insurance, net	873	745	17.2%	745	621	20.0%

Total Banking Fee & Other Income	$4,326	$4,085	5.9%	$4,085	$3,948	3.5%

Over the last three years, we have increased our recurring deposit and retail banking fee income and HWMC fees. However, mortgage brokerage and prepayment penalty fees have been volatile. Although we will continue to provide mortgage brokerage services, we are emphasizing purchase mortgage originations though our banking platform.

     Other Expenses. Operating expenses were controlled in 2007, in light of the expansion of banking operations in the year and the expensing of stock options. Operating expenses were $22.9 million in 2007 compared to $22.2 million in 2006, a 3.5% increase, including the full year expenses for a new Harrington banking office in the Kansas City metro offset by lower incentive compensation expense.
The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,
	2007	2006
Salaries and employee benefits	$13,157	$12,478
Premises and equipment	3,875	3,744
Insurance premiums	337	417
Marketing	418	453
Computer services	950	841
Professional fees	760	998
Office expenses and supplies	792	881
Other (1)	2,635	2,348

Total other expenses	$22,924	$22,160

(1)	Consists primarily of regulatory fees, and other miscellancous expenses.
     Total other expenses increased by $764 thousand or 3.5% to $22.9 million during the year ended December 31, 2007 over the prior year. The growth in other operating expenses has been largely attributed to the expenses required to support the growth of our banking offices and expansion of lending staff.
     The principal category of our other expenses is salaries and employee benefits, which increased by $679 thousand or 5.4% during the year ended December 31, 2007, compared to the prior year. Salaries and employee benefits increased by $1.3 million, or 11.7% during 2006. The increases during periods ended December 31, 2007 and 2006 were primarily due to the implementation of FAS 123(R), the hiring of a Chief Investment Officer and additional employees in connection with the opening of new branch offices in Overland Park, Kansas in the end of 2006, Thousand Oaks location in 2005, together with our general growth in operations. The Company has plans to open three more banking offices in the Phoenix metro through 2008 to bring the offices in this market to five. An office in Surprise, Arizona in the Northeast Valley is scheduled to complete in April 2008. A parcel in Gilbert, Arizona in the Southeast Valley was acquired in December 2006, and a banking office is expected to be completed thereon in mid 2008. A banking office in North Phoenix in the Deer Valley Airpark will likely be completed near the end of 2008 or early 2009.
     Premises and equipment expenses increased by $131 thousand or 3.5% during the year ended December 31, 2007, as compared to the prior year. The increase in premises and equipment expense during the year ended December 31, 2007 was primarily due to the banking office openings and general growth in operations.
     Professional fees decreased by $238 thousand or 23.8% during the year ended December 31, 2007, as compared to the prior year. The decrease was primarily due to completing the process of bringing all of the risk and investment management operations in-house with a marginal cost savings versus our Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates, Inc., which terminated on April 30, 2007.
     We have also made expenditures in administration and systems to support our growth and have increased consulting and internal support to implement new corporate governance regulations, such as the Sarbanes Oxley Act (SOA).
     The increases in miscellaneous other expenses since 2006, primarily reflects our growth in our number of offices over the periods as well as expenses associated with our public company status and new corporate governance regulations.

     Income Taxes. We incurred income tax expense of $2.5 million and $4.3 million during the years ended December 31, 2007, and 2006. The amount of our income tax expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rates were 37.3% and 34.1%, the years ended December 31, 2007 and 2006. HWFG benefited from a favorable tax ruling from the Franchise Tax Board of California in 2006, confirming the apportionment of income to states in which HWFG does business and from higher income being reported in states with lower tax rates, a benefit of HWFG’s multiple market strategy. Tax exempt income from bank-owned life insurance and tax exempt loans also helped lower HWFG’s combined tax rate in 2006 and 2007.
Changes in Financial Condition
     General. At December 31, 2007, our total assets amounted to $1.2 billion, compared to $1.2 billion at December 31, 2006. The increase of $70.4 million in total assets was primarily attributable to an increase in our securities portfolio. At December 31, 2007, our total liabilities amounted to $1.2 billion, compared to $1.1 billion at December 31, 2006.
     The core banking franchise continues to experience moderate growth despite the very challenging banking market. Loan growth was 2.2% on a sequential basis in the December 2007 quarter and 3.4% for the full year of 2007. This growth is below HWFG’s target rate of high single to low double-digit levels. Competition remains formidable in HWFG’s market for loans and the widening of spreads in the securitized loan markets has yet to fully translate into the community banking markets. We remain cautious on the residential construction loan market. HWFG is, however, seeing more loan opportunities in recent months and believes that with its diversified loan menu, the low end of its target range for loan growth is attainable in 2008.
     Loan credit quality remains fairly stable in the weakening real estate market and with the economy transitioning to slower growth. At December 31, 2007, HWFG had a $1.8 million non-performing loan (more than 90 days delinquent) and an additional $1.4 million of non-accruing (more than 60 days delinquent by Bank policy) loans. The $1.8 million non-performing loan is a participation loan in a development near Stockton, California, which is proceeding through the foreclosure process and continued negotiations with the borrower. The non-accruing balances include 2 small commercial credits and an owner-occupied real estate loan totaling $689 thousand, and a $750 thousand land development loan near Ventura, California. The $750 thousand loan on land for development was sold as REO in January 2008 for no loss to HWFG with the recovery of all interest, fees, and expenses. HWFG recorded charge-offs of $112 thousand on the commercial loans and set up specific reserves on the remaining non-accruing loans. Additionally, HWFG added $650 thousand to its allowance for loan losses, increasing its balance to $6.4 million or .82% of loans.
     Net retail deposit growth was near HWFG’s target in 2007 propelled by its Power-Up program. This program ties together a checking account with a required automatic transaction and a money market account. Furthermore, HWFG was successful in promoting certificate of deposit accounts in the spring of 2007 and retaining them at lower rates at renewal in the December 2007 quarter. With the full implementation of the Power-Up account in all of HWFG’s markets in 2007, the implementation of the retail deposit gathering sales plan, and the reorganization of the retail and internet banking division, HWFG expects to meet its high simple digit deposit growth goal for 2008.
     Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $14.4 million at December 31, 2007, and $21.2 million at December 31, 2006. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “Liquidity and Capital Resources.”
     Securities. Securities classified as available for sale (AFS), which consist of mortgage-backed and related securities, amounted to $351.5 million at December 31, 2007 and $309.7 million at December 31, 2006. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government agency securities, remained relatively stable at the end of the periods presented, amounting to $56 thousand at December 31, 2006 and $69 thousand at December 31, 2005. The decrease of $13 thousand was due primarily to principal prepayments. For additional details concerning our securities portfolio, please refer to Note 3 of the Consolidated Financial Statements.
     Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. At December 31, 2007, the trading account assets totaled $2.3 million, consisting of $194 thousand in mortgage-backed securities, $656 thousand in equity securities and $1.5 million in CMBS TROR representing the unrealized gain on the $80 million of CMBS TROR. At December 31, 2006, the trading portfolio totaled $837 thousand and consisted of $237 thousand in mortgage-backed securities, $600 thousand in equity securities.
     Loans Receivable. The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, has been increasing its emphasis on loans secured by commercial real estate, industrial loans and consumer loans.
     At December 31, 2007, loans receivable, net of our allowance for loan losses, amounted to $782.6 million or 64.0% of total assets, as compared to $757.0 million or 65.6% of total assets at December 31, 2006. The $25.6 million or 3.4% increase in the loan portfolio during 2007, and the related loan mix change to higher spread earning loans was due to our emphasis on commercial real estate, commercial and industrial, construction, and multifamily mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income.
     At December 31, 2007, the Bank’s regulatory limit on loans-to-one borrower was $13.8 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $13.7 million, $13.7 million, $13.5 million, $13.3 million and $13.0 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single family residences. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2007.
     Allowance for Loan Losses. At December 31, 2007, our allowance for loan losses totaled $6.4 million, compared to $5.9 million at December 31, 2006. At December 31, 2007, our allowance for loan losses represented approximately 0.82% of the total net loan portfolio as compared to 0.78% at December 31, 2006. The increase in our allowance for loan losses during the periods reflects the growth of our loan portfolio and the mix change to business and commercial mortgage loans which continues our favorable loss history. We establish allowances for loan losses based on the nature of the risk of the comparable historical loss exposure. For a discussion of our loan loss reserve see “Item 1. Business – Allowance for Loan Losses” on page 12.
     Prepaid expenses and other assets. At December 31, 2007, prepaid expenses and other assets amounted to $2.8 million, as compared to $5.0 million as of December 31, 2006. The $2.2 million decrease in prepaid expenses and other assets as of December 31, 2007, reflects a decrease in both accounts receivable and the fair value of cash flow hedges.
     Deposits. HWFG seeks to grow its deposits at high single to low double-digit rates through its controlled expansion of banking operations in the markets of the Central Coast of California, the Phoenix, Arizona metro, and the Kansas City metro. At December 31, 2007, deposits totaled $836.3 million, as compared to $732.8 million as of December 31, 2006. Retail and commercial deposits were $785.8 million at December 31, 2007 compared to $732.8 million at December 31, 2006, increasing 7.2%. Not included in these balances are $50.5 million of California State deposits added in the September 2007 quarter at a lower relative cost to retail certificates of deposit and other wholesale funding sources. HWFG’s emphasis on core deposit development (business and consumer checking, savings and money market accounts) remains a key strategy. In 2007, HWFG provided its banking centers, business developers and lending officers sales training, product tools and incentives to better capture these deposits and to lay the foundation for growth in 2008.
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
     Borrowings. Advances from the FHLB of San Francisco amounted to $247.0 million at December 31, 2007 and $257.0 million at December 31, 2006. The decrease in FHLB advances in 2007 was due to our decreased utilization of such borrowings to fund our investments. At December 31, 2007, our FHLB advances had a weighted average interest rate of 4.50%, as compared to 5.44% at December 31, 2006. Our outstanding FHLB advances have maturities ranging from 2008 to 2011.
     Subordinated Debt. Subordinated debt amounted to $25.8 million at December 31, 2007 and December 31, 2006. In September 2004, Harrington West Capital Trust II, issued $10.3 million of trust-preferred securities. The trust preferred securities bear an interest rate of three month LIBOR plus 1.90% will mature on October 7, 2034 and have a five-year call feature. A portion of the proceeds from the offering were used to downstream capital to Los Padres Bank to support its growth in operations. In September 2003, Harrington West Capital Trust I issued $15.5 million of trust-preferred securities. The trust preferred securities issued in September 2003 bear an interest rate of three month LIBOR plus 2.85%, will mature on October 8, 2033 and have a five-year call feature. We used $11.3 million to pay off the secured line of credit with Harris Trust and Savings Bank and US Bank, N.A. The remaining proceeds were used to expand the Los Padres Bank operations in Overland Park, Kansas, Ventura, California and Scottsdale, Arizona.
     Stockholders’ Equity. Our stockholders’ equity amounted to $55.0 million at December 31, 2007, a decrease of $12.7 million from December 31, 2006. The value of cash flow hedges recorded in equity decreased by $3.4 million after tax due to increased interest rates. Furthermore, and with the extreme widening of spreads, the mark to market value of the AFS portfolio declined by $10.8 million on an after tax basis in 2007. Book value per share, therefore, was $9.91 at December 31, 2007 compared to $12.40 at the same time a year ago, as earnings during the period were less than the total of the changes in market values on the AFS portfolio and cash flow swaps and the $3.8 million of dividends declared or $.68 per share in the period. Stockholders’ equity was positively influenced by $4.2 million of net income recognized, $720 thousand of additional paid in capital from options exercised, and $373 thousand from options expensed.
Asset and Liability Management
     In general, savings institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or re-price more rapidly than interest-earning assets. The lending activities of savings institutions have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to re-pricing within a shorter period of time. This factor has historically caused the income and market value of portfolio equity (“MVPE”) of savings institutions to be more volatile than other financial institutions.

     MVPE is defined as the net present value of the cash flows from an institution’s existing assets, liabilities and off-balance sheet instruments. The MVPE is estimated by valuing our assets, liabilities and off-balance sheet instruments under various interest rate scenarios. The extent to which assets gain or lose value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. MVPE analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet. While having liabilities that re-price more frequently than assets is generally beneficial to net interest income and MVPE in times of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.
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
     The ALCO regularly reviews interest rate risk by utilizing analyses prepared by the Chief Investment Officer with respect to the impact of alternative interest rate scenarios on net interest income and on Los Padres Bank’s MVPE. The ALCO also reviews analyses prepared by the Chief Investment Officer concerning the impact of changing market volatility, prepayment forecast error, and changes in option-adjusted spreads and non-parallel yield curve shifts.
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
     At December 31, 2007, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $172.0 million and maturities from October 2008 to October 2014. With respect to these agreements, we make fixed-rate payments ranging from 3.8% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
     During the year ended December 31, 2007 the swaps generated $934 thousand of interest income. The interest income related to these swaps was $972 thousand for the year ended December 31, 2006. This income is included in interest expense on FHLB advances and subordinated debt in our consolidated statements of earnings. The approximate market value of the interest rate swaps was an unrealized net loss of $5.0 million, and an unrealized gain of $587 thousand as of December 31, 2007 and 2006, respectively. These gains are reflected as a separate component in stockholders’ equity, net of tax.
     At December 31, 2006, we did not hold any interest rate swaps as trading account assets.
     An interest rate cap or an interest rate floor consists of a guarantee given by the issuer (i.e., a broker) to the purchaser (i.e., us), in exchange for the payment of a premium. This guarantee states that if interest rates rise above (in the case of a cap) or fall below (in the case of a floor) a specified rate on a specified interest rate index, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on a notional principal amount. No funds are actually borrowed or repaid. At December 31, 2007 and 2006, we did not have any interest rate caps or floors.
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
     If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2007, and 2006, we did not have any futures contracts.
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
     The OTS requires each thrift institution to calculate the estimated change in the institution’s MVPE assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Chief Investment Officer performs the required calculation of the sensitivity of our market value to changes in interest rates.
     The following table sets forth at December 31, 2007, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	—	+100	+200	+300
	(Dollars in Thousands)
2007
Market value gain (loss) in assets	$41,066	$29,762	$16,089	—	$(17,779)	$(36,760)	$(56,690)
Market value gain (loss) of liabilities	(26,183)	(16,276)	(7,792)		7,307	14,456	22,969

Market value gain (loss) of net assets before interest rate contracts	14,883	13,486	8,297		(10,472)	(22,304)	(33,721)
Market value gain (loss) of interest rate contracts	(14,728)	(9,599)	(4,694)		4,494	8,798	12,923

Total change in MVPE(2)	$155	$3,887	$3,603	—	$(5,978)	$(13,506)	$(20,798)

Change in MVPE as a percent of:
MVPE(2)	.19%	4.74%	4.40%	—	-7.30%	-16.49%	-25.39%
Total assets of Los Padres Bank	-0.20%	-0.15%	0.20%	—	-0.40%	-0.93%	-1.46%

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	—	+100	+200	+300
	(Dollars in Thousands)
2006
Market value gain (loss) in assets	$27,788	$20,864	$12,159	—	$(15,076)	$(31,987)	$(49,751)
Market value gain (loss) of liabilities	(21,404)	(14,831)	(7,577)		7,653	15,359	23,124

Market value gain (loss) of net assets before interest rate contracts	6,384	6,033	4,582		(7,423)	(16,628)	(26,627)
Market value gain (loss) of interest rate contracts	(12,760)	(8,295)	(4,044)		3,845	7,515	11,015

Total change in MVPE(2)	$(6,376)	$(2,262)	$538	—	$(3,578)	$(9,113)	$(15,612)

Change in MVPE as a percent of:
MVPE(2)	-6.35%	-2.25%	.54%	—	-3.56%	-9.08%	-15.55%
Total assets of Los Padres Bank	-0.74%	-0.35%	0.05%	—	-0.20%	-0.57%	-1.03%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $76.8 million at December 31, 2007.
     The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments, as an impact on recorded yields.
Liquidity and Capital Resources
     Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, which was 7.3% at December 31, 2007. At December 31, 2007, Los Padres Bank’s “liquid” assets totaled approximately $71.2 million.
     In general, the Bank’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco and a revolving line of credit loan facility, which we maintain with two banks. At December 31, 2007, we had $247.0 million in FHLB advances and we had $180.7 million of additional borrowing capacity with the FHLB of San Francisco.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2007, the total approved loan commitments outstanding amounted to $201.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $643.3 million and FHLB borrowings and repurchase agreements that are scheduled to mature within the same period amounted to $263.0 million. Management believes that we have adequate resources to fund all of our commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco if it proved to be cost-effective to do so.
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations.  Los Padres Bank was pre-approved to pay up to $5.0 million of dividends to us between July 1, 2007 and June 30, 2008, with certain limitations, primarily to maintain capital ratios at a level that would qualify Los Padres Bank as a well capitalized institution immediately prior to and after payment of any dividend.  At December 31, 2007 Los Padres Bank had $2.5 million remaining of the pre-approved $5.0 million.  Los Padres Bank annually requests a pre-approval of dividends to be paid to us from to OTS.  Los Padres can also make larger dividends if needed, but in order to make such dividend payment, Los Padres Bank is required to provide 30 days advance notice to the OTS, during which time the OTS may object to such dividend payment. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition, we are also subject to restrictions on our ability to pay dividends under our revolving loan facility and subordinated debt. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.
Contractual Obligations and Commercial Commitments
     The following tables present our contractual obligations (not including interest) and commercial commitments as of December 31, 2007.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$661,087	$643,316	$13,323	$4,448	$—
FHLB advances	247,000	228,000	19,000	—	—
Reverse repurchase agreements	49,981	34,981	15,000	—	—
Leases	3,450	1,197	1,711	542	—
Other debt	25,774	—	—	—	25,774
Due from broker	1	1	—	—	—

Total contractual obligations	$987,293	$907,495	$49,034	$4,990	$25,774

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$46,725	$34,562	$6,982	$1,107	$4,074
Consumer lines of credit (1)	48,809	2,858	150	500	45,301
Undisbursed portion of loans in process	74,245	42,960	31,285	—	—
Approved but, not funded mortgage loans	26,239	26,239	—	—	—
Approved but, not funded commercial loans	2,927	2,927	—	—	—
Approved but not funded consumer loans	791	791	—	—	—
Letters of credit	1,325	1,215	110	—	—

Total commitments	$201,061	$111,552	$38,527	$1,607	$49,375

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.
Off-Balance Sheet Arrangements
     As discussed in the Asset and Liability Management section above, we utilize external hedging transactions to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible with the use of external hedging. External hedging generally involves the use of interest rate swaps, caps, floors, options and futures, which are off-balance sheet arrangements. We use interest rate swap instruments to effectuate our external hedging strategy. At December 31, 2007, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $172 million and maturities from October 2008 to October 2014. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities, which would effectively be hedged by that interest rate contract. Our interest rate swap instruments require that we make fixed-rate payments ranging from 3.8% to 6.3% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
     At December 31, 2007 and 2006, the interest rate swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable
December 31, 2007 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$172,000	$(4,979)	5.02%	5.17%

December 31, 2006 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$164,000	$587	5.36%	4.73%

     The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2007:

Maturities	2008	2009	2010	2011	2012	Thereafter
Interest rate swaps:
Notional amount	$4,000	$70,000	$30,000	$30,000	$10,000	$28,000
Weighted-average payable rate	3.78%	5.20%	5.63%	5.05%	5.46%	4.84%
Weighted-average receivable rate	5.18%	4.95%	5.11%	4.88%	5.18%	5.18%
     At December 31, 2007, HWFG had $80 million of the Lehman AAA CMBS 8.5+ year index swaps. The underlying securities in the TROR CMBS swap position are backed by commercial mortgage loans with generally 75% original loan to value ratios, diversified among property types, generally issued in the last two years, and having 10 year balloon maturities, 25 to 30 year amortizations, and a lock-out from prepayment of principal until the balloon date. In addition, the AAA CMBS have additional credit enhancement of 20% to 30% in the form of junior securities. HWFG has invested in two types of AAA CMBS indexes: (1) the Lehman AAA 8.5+ year index having some mezzanine AAA securities, and (2) the Lehman Super Senior CMBS Index with only the most senior AAA securities.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in Item 7 hereof.
Item 8. Financial Statements and Supplementary Data.
     Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	72

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Financial Condition - December 31, 2007 and 2006	73

Consolidated Statements of Earnings for the Years Ended December 31, 2007 and 2006	74

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006	75

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	77

Notes to Consolidated Financial Statements	79
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Harrington West Financial Group, Inc
Solvang, California
We have audited the accompanying consolidated statements of financial condition of Harrington West Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLP
Oak Brook, Illinois
March 26, 2008

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31
	2007	2006

Assets:
Cash and cash equivalents	$14,433	$21,178
Trading account assets	2,307	837
Securities, available-for-sale	351,466	309,729
Securities held to maturity (fair value of $58 in 2007 and $71 in 2006)	56	69
Loans receivable, net of allowance for loan losses of $6,446 in 2007 and $5,914 in 2006	782,626	757,033
Accrued interest receivable	5,168	5,315
Premises, equipment and other long-term assets	16,917	15,581
Due from broker	1	142
Prepaid expenses and other assets	2,848	4,959
Investment in FHLB stock, at cost	12,474	14,615
Income taxes receivable	—	112
Cash surrender value of life insurance	20,524	18,472
Deferred tax asset	8,384	—
Goodwill	5,496	5,496
Other intangible assets	702	935

Total assets	$1,223,402	$1,154,473

Liabilities:
Deposits:
Interest-bearing deposits	$786,263	$677,665
Non-interest-bearing demand deposits	50,070	55,092

Total deposits	836,333	732,757
FHLB advances	247,000	257,000
Securities sold under repurchase agreements	49,981	65,141
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	8,769	5,005
Income taxes payable	503	—
Deferred income taxes	—	1,098

Total liabilities	1,168,360	1,086,775

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ ..01 par value; 1,200,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 10,800,000 shares authorized; 5,554,003 shares issued and outstanding as of December 31, 2007 and 5,460,393 shares issued and outstanding December 31, 2006	56	55
Additional paid-in capital	34,424	33,332
Retained earnings	35,368	34,964
Accumulated other comprehensive loss	(14,806)	(653)

Total stockholders’ equity	55,042	67,698

Total liabilities and stockholders’ equity	$1,223,402	$1,154,473

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31,
	2007	2006

Interest income:
Loans	$60,317	$54,963
Securities	19,807	19,132

Total interest income	80,124	74,095

Interest expense:
Deposits	32,873	25,590
Interest on FHLB advances, repos & other debt	15,398	17,751

Total interest expense	48,271	43,341

Net interest income	31,853	30,754
Provision for loan losses (Note 5)	650	565

Net interest income after provision for loan losses	31,203	30,189

Non-interest income:
Loss on sale of AFS	(1,004)	(613)
Income (loss) from trading assets	(2,798)	1,024
Other-than-temporary loss	(2,153)	—
Other loss	(1)	(39)
Increase in cash surrender value of life insurance	873	745
Banking fee and other income	3,453	3,340

Total non-interest income	(1,630)	4,457

Non-interest expense:
Salaries and employee benefits	13,157	12,478
Premises and equipment	3,875	3,744
Insurance premiums	337	417
Marketing	418	453
Computer services	950	841
Professional fees	760	998
Office expenses and supplies	792	881
Other	2,635	2,348

Total non-interest expense	22,924	22,160

Income before income taxes	6,649	12,486
Provision for income taxes	2,481	4,258

Net income	$4,168	$8,228

Basic earnings per share	$0.75	$1.51
Diluted earnings per share	$0.74	$1.48
Basic weighted-average shares outstanding	5,541,840	5,441,075
Diluted weighted-average shares outstanding	5,637,415	5,572,664
See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income (Loss)	Equity

BALANCE, JANUARY 1, 2006	5,384,843	$54	$32,059	$29,458		$(1,997)	$59,574

Comprehensive Income

Net Income				8,228	$8,228		8,228
Other comprehensive income, net of tax Unrealized gains (losses) on securities					1,008	1,008	1,008
Effective portion of change in fair value of cash flow hedges					336	336	336

Total comprehensive income					$9,572

Stock options exercised including tax benefit of $397	75,550	1	825				826
Stock compensatoin expense			448				448
Dividends on Common Stk at $.50/Shr				(2,722)			(2,722)

BALANCE, DECEMBER 31, 2006	5,460,393	$55	$33,332	$34,964		$(653)	$67,698

Comprehensive Income

Net Income				4,168	$4,168		4,168

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities					(10,757)	(10,757)	(10,757)
Effective portion of change in fair value of cash flow hedges					(3,396)	(3,396)	(3,396)

Total comprehensive loss					$(9,985)

Stock options exercised including tax benefit of $125	93,610	1	719				720
Stock compensation expense			373				373
Dividends on Common Stk at $.675/Shr				(3,764)			(3,764)

BALANCE, DECEMBER 31, 2007	5,554,003	$56	$34,424	$35,368		$(14,806)	$55,042

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Twelve months ended
	December 31,
	2007	2006
DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gain (loss) arising during period, net of tax (benefit) expense of ($7,686), and $542 for 2007, and 2006, respectively	$(12,730)	$613
Less: Reclassification adjustment for losses included in net income, net of tax benefit of ($1,184), and ($ 218) for 2007, and 2006, respectively	(1,973)	(395)

Net unrealized gain (loss) on securities, net of tax (benefit) expense of ($6,502), and $760 for 2007, and 2006, respectively	$(10,757)	$1,008

Unrealized net gain (loss) on cash flow hedges, net of tax (benefit) expense of ($2,171), and $212 for 2007, and 2006 , respectively	$(3,395)	$339
Less: Reclassification adjustment for net gains on cash flow hedges included in net income, net of tax (benefit) expense of $1, and ($2) for 2007, and 2006 , respectively	1	3

Net unrealized gain (loss) on cash flow hedges, net of tax (benefit) expense of ($2,171), and $214 for 2007, and 2006, respectively	$(3,396)	$336

Total change in Accumulated Other Comprehensive Income (Loss)	$(14,153)	$1,344

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$4,168	$8,228
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(238)	(395)
Depreciation and amortization	1,485	1,475
Amortization of premiums and discounts on loans receivable and securities	540	2,075
Deferred income taxes	(1,045)	505
Provision for loan losses	650	565
Activity in trading account assets	(6)	135
Loss (gain) on sale of trading securities	(1,464)	3
Loss on sale of available-for-sale securities	1,004	613
Loss on other-than-temporary impairment	2,153	—
FHLB stock dividend	(726)	(808)
Earnings on bank owned life insurance	(873)	(745)
(Increase) decrease in accrued interest receivable/payable	147	(852)
Decrease in income taxes receivable	615	139
(Increase) decrease in prepaid expenses and other assets	1,151	(1,479)
Stock compensation expense	373	448
Decrease in accounts payable, accrued expenses, and other liabilities	(429)	(2,321)

Net cash provided by operating activities	7,505	7,586

Cash flows from investing activities:
Net increase in loans receivable	(26,074)	(85,381)
Proceeds from sales of securities available for sale	35,999	44,327
Purchases of securities available for sale	(197,533)	(63,875)
Principal paydowns on securities available for sale	98,915	96,261
Principal paydowns on securities held to maturity	13	13
Purchase of cash surrender value of life insurance	(2,000)	—
Proceeds from life insurance death benefit	779	—
Proceeds from sale of real estate acquired through foreclosure	—	1,062
Net purchase of premises and equipment	(2,588)	(6,528)
Redemption of FHLB Stock	2,867	2,557

Net used in investing activities	(89,622)	(11,564)

Cash flows from financing activities:
Net increase in deposits	103,576	63,612
(Decrease) increase in securities sold under agreements to repurchase	(15,160)	6,128
Decrease in FHLB advances	(10,000)	(62,000)
Proceeds from exercise of stock options, including tax benefits	720	826
Dividends paid on common stock	(3,764)	(2,722)

Net cash provided by financing activities	75,372	5,844

Net (decrease) increase in cash and cash equivalents	(6,745)	1,866
Cash and cash equivalents at beginning of period	21,178	19,312

Cash and cash equivalents at end of period	$14,433	$21,178

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$49,457	$44,180
Income taxes	$2,671	$3,689

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Due to / from broker	$(1)	$(142)
See notes to consolidated financial statements.

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

Harrington Wealth Management Company (“HWMC”) is a wholly owned subsidiary of the Bank and is consolidated into the Bank.. HWMC offers trust and investment management services to the customers of the Bank. HWMC performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2007, HWMC administered approximately 493 accounts and had $184.4 million of assets under management that are not included on the consolidated statements of financial condition. For the years ended December 31, 2007 and 2006, HWMC generated revenues of $964,000 and $848,000, respectively.

Basis of Presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying consolidated financial statements. In preparing the consolidated financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, valuation of investment securities, fair value of derivatives, fair value of financial instruments and stock-based compensation. Actual results could differ from those estimates.

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

Trading Account Assets - Trading account assets are debt and equity securities, as well as derivative instruments not receiving hedge treatment (as further described in Note 15) that are bought and held principally for the purpose of active management. These assets are reported at fair value and included in trading account assets on the statements of financial condition. Realized and unrealized gains and losses are included in income (loss) from trading assets. Interest from trading assets is included in interest income.

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

A security may become impaired. The impairment may be temporary or other than temporary. In the case of debt securities, the impairment may imply a judgment by the market that the issuer will not be able to make interest and principal payments as contractually required. Alternatively, the impairment may be due only to changes in interest rates that do not impact the issuer’s ability to meet its contractual obligations. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are carried at the principal amount outstanding, net of deferred loan fees, costs, premiums and allowance for loan losses.

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

Loan origination fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans as an adjustment to yield using a method that approximates the level-yield method. Calculation of the yield is done on a loan-by-loan basis. Unamortized fees are recognized in interest income. Other loan fees and charges representing service costs for the repayment of loans, delinquent payments or miscellaneous loan services are recorded as income when collected.

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

Allocation of the allowance for loan losses to non-homogeneous loan pools are developed by loan type and risk factor and are based on historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, trends in criticized assets, regional and national economic conditions, changes in lending policies and procedures, trends in local real estate values and changes in volumes and terms of the loan portfolio.

Homogeneous (consumer and residential mortgage) loan allocation of the allowance for loan losses are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.

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

Real Estate Acquired through Foreclosure - Real estate acquired through foreclosure is carried at estimated fair value at the time of foreclosure, less estimated costs to sell. Any subsequent operating expense or income, reduction in estimated values, and gains or losses on disposition of such properties are included in current operations. The Company had no real estate acquired through foreclosure at December 2007 and 2006.

Income Taxes – Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets or liabilities shown on the statement of financial condition are adjusted to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s consolidated financial statements. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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

Cash Surrender Value of Life Insurance – The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at cash surrender value (or the amount that can be realized). Upon adoption of EITF 06-5, which is discussed further below, cash surrender value of life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded cash surrender value of life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s consolidated financial condition or results of operations.

Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. Core deposit intangibles are amortized over the estimated useful life of the deposit base acquired, currently 10 years, using an accelerated amortization method. At December 31, 2007 and 2006, the gross balance of core deposit intangibles was $2.4 million and the accumulated amortization was $1.7 million and $1.5 million, respectively. The amortization expense was $233 thousand and $252 thousand for the years ended December 31, 2007, and 2006, respectively. Estimated future amortization of core deposit intangibles is $148 thousand for 2008, $146 thousand for 2009, $143 thousand for 2010, $123 thousand for 2011, $44 thousand for 2012, and $98 thousand thereafter.

Goodwill – Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is no longer amortized, but instead is tested for impairment at least annually. A goodwill impairment test was completed as of September 30, 2007. No impairment loss was recorded by the Company.

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

To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity (as a component of accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported as interest expense immediately. During the next twelve months, the Company expects a benefit of $2 thousand, net of tax, from the amount recorded in the separate component of stockholders’ equity to be reclassified to interest expense.

Securities Sold Under Repurchase Agreements – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, and unrealized gains and losses on cash flow hedges, net of tax, which are also recognized as separate components of stockholders’ equity.

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

Cash Flows - Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and securities sold under repurchase agreements and other short-term borrowings with original maturities under 90 days.

Stock-Based Compensation

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

The pre-tax unearned compensation expense for the remaining three year vesting period through December 31, 2011, of the non-vested stock options is $596 thousand as of December 31, 2007.

Adoption of new accounting standards:

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value re-measurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

Newly Issued, But Not Yet Effective Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this standard in 2008, to have a material impact on the Company’s consolidated financial position or results of operations.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption in 2008 was not material to the Company’s consolidated financial statements.
     On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption in 2008 was not material to the Company’s consolidated financial statements.
Reclassifications - Certain reclassifications have been made to the prior financial statements to conform to the current year presentation.

2. LOANS RECEIVABLE
     The Bank’s loan portfolio as of December 31 is summarized as follows:

	2007	2006
Real estate loans:
Residential property — one to four units	$125,545	$106,675
Residential property — more than four units	82,717	79,896
Residential property — construction	49,051	57,660
Nonresidential property — construction	77,396	54,985
Commercial and other income — producing properties	266,345	264,915
Loans for the acquisition and development of land	45,278	54,738

Total real estate loans	646,332	618,869

Commercial and industrial loans	117,842	119,074
Consumer loans	24,483	25,304
Loans collateralized by deposits and for executive line of credit	2,486	1,964
Consumer line-of-credit loans	267	242

	791,410	765,453

Net deferred loan fees	(1,865)	(2,103)
Net (discount) premiums	(473)	(403)
Allowance for loan losses	(6,446)	(5,914)

Loans receivable, net	$782,626	$757,033

     Activity in the allowance for loan losses is summarized as follows:

	2007	2006
Balance, beginning of year	$5,914	$5,661
Charge-offs	(119)	(356)
Recoveries	1	44
Provision for loan losses	650	565

Balance, end of year	$6,446	$5,914

Loans for which impairment has been recognized are as follows:

	At December 31,
	2007	2006
Impaired loans with a valuation allowance	$8,296	$98
Impaired loans without a valuation allowance	1,191	—

Total impaired loans	$9,487	$98

Valuation allowance related to impaired loans	$440	$16

	2007	2006
Average recorded investment in impaired loans	$9,330	$824
Interest income recognized on impaired loans	141	4
Interest income recognized on a cash basis	—	—
At December 31, 2007 and 2006, we had one and two non-performing loans with $1.8 million and $98, respectively. There were no restructured loans or real estate acquired through foreclosure at December 31, 2007 and 2006. There were no accruing loans past due 90 days or more.
At December 31, 2007 and 2006, the Bank had the following outstanding loan commitments:
Unfunded Loan Commitments as of December 31,

	2007	2006

Commercial lines of credit	$46,725	$38,419
Consumer lines of credit	48,809	48,532
Undisbursed portion of loans in process	74,245	83,855
Approved, but not funded mortgage loans	26,239	7,463
Approved, but not funded commercial loans	2,927	540
Approved, but not funded consumer loans	791	300
Letters of Credit	1,325	4,387

Total Commitments	$201,061	$183,496

     Commitments to make loans are generally made for periods of 60 days or less. As of December 31, 2007, loan commitments included $10 million of fixed rate commercial real estate loans with rates from 6.65% to 7.79% and terms of 25 months to 84 months.

3. SECURITIES
All securities held do not have a single maturity date. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2007

Mortgage-backed securities — pass throughs	$69,570	$144	$(613)	$69,101
Collateralized mortgage obligations	114,101	1,024	(3,320)	111,805
Asset-backed securities (underlying securities mortgages)	184,724	333	(16,235)	168,822
Asset-backed securities	1,900	5	(167)	1,738

	$370,295	$1,506	$(20,335)	$351,466

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2006

Mortgage-backed securities — pass throughs	$98,244	$215	$(1,514)	$96,945
Collateralized mortgage obligations	76,182	130	(517)	75,795
Commercial mortgage-backed securities	31,312	—	(231)	31,081
Asset-backed securities (underlying securities mortgages)	102,815	519	(175)	103,159
Asset-backed securities	2,747	45	(43)	2,749

	$311,300	$909	$(2,480)	$309,729

The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of December 31, 2007 and 2006 segregated by investments that have been in a continuous unrealized loss position for less than 12 months and investments that have been in a continuous unrealized loss position for 12 months or longer are summarized below:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2007

Mortgage-backed securities — pass throughs	$22,345	$(194)	$23,828	$(419)	$46,173	$(613)
Collateralized mortgage obligations	59,722	(3,316)	1,843	(4)	61,565	(3,320)
Commercial mortgage-backed securities	—	—			—	—
Asset-backed securities (underlying securities mortgages)	142,635	(15,621)	3,082	(614)	145,717	(16,235)
Asset-backed securities	1,599	(167)	—	—	1,599	(167)

	$226,301	$(19,298)	$28,753	$(1,037)	$255,054	$(20,335)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	FairValue	Losses	FairValue	Losses	FairValue	Losses
December 31, 2006
Mortgage-backed securities — pass throughs	$4,560	$(10)	$71,356	$(1,504)	$75,916	$(1,514)
Collateralized mortgage obligations	23,705	(102)	11,664	(415)	35,369	(517)
Commercial mortgage-backed securities	—	—	31,081	(231)	31,081	(231)
Asset-backed securities (underlying securities mortgages)	4,294	(25)	10,274	(150)	14,568	(175)
Asset-backed securities	1,290	(10)	1,096	(33)	2,386	(43)

	$33,849	$(147)	$125,471	$(2,333)	$159,320	$(2,480)

     Our mortgage-backed securities — pass-throughs are issued by U.S. government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of December 31, 2007, there are 91 mortgage-backed securities in an unrealized loss position; of those, 41 have been in an unrealized loss position for twelve months or more. At December 31, 2006, 84 mortgage-backed securities were in an unrealized loss position; of those, 73 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
     As of December 31, 2007 and December 31, 2006, there are 32 and 14, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 32 securities in an unrealized loss position as of December 31, 2007, 1 has been in an unrealized loss position for over twelve months; and at December 31, 2006, of the 14 securities that were in an unrealized loss position, 3 had been in an unrealized loss position for over twelve months.
     At December 31, 2006, our commercial mortgaged-backed securities were issued by various entities or trusts and all were rated as investment grade by a nationally recognized rating agency. As of December 31, 2007, we had no commercial mortgaged-backed securities. At December 31, 2006, there were 5 commercial mortgage-backed securities in an unrealized loss position with one security in an unrealized loss position for over twelve months.
     All of our asset-backed securities are issued by private entities or trusts and, as of December 31, 2007, all but 10 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages with the exception of the securities discussed in the next paragraph. As of December 31, 2007, there are 81 asset-backed securities that are in an unrealized loss position with 7 securities in an unrealized loss position for twelve months or more. As of December 31, 2006, there are 25 asset-backed securities that are in an unrealized loss position, with 11 securities in an unrealized loss position for twelve months or more. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management intends to hold these securities until recovery.
     Based on HWFG’s December 31, 2007 evaluation of its available for sale mortgage securities portfolio and the stress-testing of the cash flows on its $166.7 million of sub-prime asset backed, home equity securities for various delinquency, foreclosure, and recovery rate scenarios on the underlying loans, HWFG seeks to determine the likelihood of earning all scheduled interest and principal on these securities. Of the $166.7 million in sub-prime securities, $82.0 million were purchased in 2007 in order to capitalize on the extreme widening of spreads and are rated AAA or AA by one or more rating agencies. 99% of HWFG’s sub-prime securities portfolio remains rated A or higher by one or more rating agency. During the third quarter evaluation, it was determined that all $2.4 million book value of non-insured, NIM home equity securities were impaired, and these securities were written down by $1.9 million to market value through earnings in the September 2007 quarter. An additional $247 thousand of other-than-temporary loss was recorded in the fourth quarter of 2007.
     The asset-backed securities are collateralized by student loans, a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $1.7 million and $2.7 million as of December 31, 2007 and 2006, respectively. The securities are of the senior tranches with priority cash flow rights and are rated CCC by Fitch and B1 by Moody’s, as of December 31, 2007. Management believes the increase in the unrealized loss from $43,000 as of December 31, 2006 to $167,000 as of December 31, 2007 is attributed to generally poor market conditions. The delinquencies on the underlying loans of these securities have decreased from 13.5% per the December 2006 servicer report to 11.3% per the December 2007 servicer report. Furthermore, management performs a stress test of the cash flows based on various delinquency, default and recovery rates on the underlying loans. Based on this analysis, all payments can be made on this security and, as such, the current unrealized loss associated with this investment is not an “other-than-temporary impairment.” Management intends to hold these securities until recovery.
     At December 31, 2007, $300.6 million, or 85.6% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and collateral for interest rate swaps.
     Proceeds from sales of available for sale securities were $36.0 million and $44.3 million with related gross realized gains of $0, and $110,000 for 2007, and 2006, respectively. There were $1.0 million realized losses during the year ended December 31, 2007, with $723,000 realized losses in 2006.
Securities Held to maturity

December 31, 2007

		Gross
		Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$56	$2	$—	$58

Total	$56	$2	$—	$58
	-
December 31, 2006

		Gross
		Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$69	$2	$—	$71

Total	$69	$2	$—	$71

4. PREMISES AND EQUIPMENT
     Premises and equipment consist of the following at December 31:

	2007	2006
Land	$4,873	$4,873
Office building/REI	8,203	6,128
Leasehold improvements	3,644	3,620
Furniture, fixtures and equipment	7,156	6,789

Total	23,876	21,410
Less: accumulated depreciation and amortization	6,959	5,829

Premises and equipment, net	$16,917	$15,581

     Depreciation expense was $1,252 and $1,223 for the years ended 2007 and 2006, respectively.
     5. DEPOSITS
     A summary of deposits by type of account as of December 31 is as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate (1)	Amount	Interest Rate(1)
Noninterest bearing:
Noninterest bearing	$10,279	—	$12,022	—
Commercial noninterest bearing	39,791	—	43,070	—

Total noninterest bearing	50,070	—	55,092	—

Interest bearing:
Passbook	15,581	0.80%	17,597	0.87%
NOW Accounts	34,921	0.99%	35,082	0.61%
Money Market	12,750	2.78%	60,602	3.67%
Commercial MM	61,924	3.75%	8,100	2.97%

Total interest bearing	125,176	2.51%	121,381	2.33%

Total	175,246	1.80%	176,473	1.60%

Certificates of deposits:
$100,000 or greater	396,559	4.84%	308,652	4.96%
Under $100,000	264,528	4.78%	247,632	4.84%

Total certificates of deposits	661,087		556,284

Total deposits	$836,333	4.18%	$732,757	4.11%

(1)  Weighted Average interest rate as of the end of the period.
     Total deposits include two California State deposits in the amount of $50.5 million as of December 31, 2007. These deposits are secured by two letters of credit issued by the Federal Home Loan Bank in the amount of $27.5 million each. There were no California State deposits at December 31, 2006.

     As of December 31, 2007, certificates of deposits are scheduled to mature as follows:

	$100,000 or	Less than
	Greater	$100,000	Total
2008	$388,714	$254,602	$643,316
2009	3,414	6,678	10,092
2010	1,755	1,476	3,231
2011	898	972	1,870
2012	1,778	800	2,578

	$396,559	$264,528	$661,087

6. FEDERAL HOME LOAN BANK ADVANCES
     We obtain both long-term fixed-rate and overnight advances from the FHLB of San Francisco upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances are limited to 35% of our total Bank assets, or $427.7 million and $403.5 million at December 31, 2007 and 2006, respectively.
     FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $287.6 million and $227.2 million at December 31, 2007 and 2006, respectively, and mortgage-backed securities aggregating $199.4 million and $144.5 million, market value, at December 31, 2007 and 2006, respectively. The weighted-average interest rate on all advances was 4.50% and 5.44% at December 31, 2007 and 2006 respectively.
     The maturities of FHLB advances at December 31, are as follows:

2007
2008 - overnight	$228,000
2010 - long term	19,000

$247,000

	At or For the Year Ended
	December 31,
	2007	2006
Overnight FHLB advances:
Average balance outstanding during the year	$215,544	$267,452
Maximum amount outstanding at any month-end during the year	262,000	310,000
Balance outstanding at end of period	228,000	238,000
Average interest rate during the period	5.18%	5.05%
Average interest rate at end of period	4.27%	5.29%

7. NOTE PAYABLE
     At December 31, 2006, the Company had a loan facility from two banks consisting of a revolving line of credit of $15.0 million. There were no draws on the line of credit during 2007 or 2006. The lines of credit matured on September 30, 2007 and were not renewed.
8. SUBORDINATED DEBT
     Two trusts formed by the Company, closed pooled private offerings of 10,310 and 15,464 trust preferred securities with a liquidation amount of $1 per security. The Company issued $10,000 and $15,000 of subordinated debentures to the two separate trusts in exchange for ownership of all of the common security of the trusts and the proceeds of the preferred securities sold by the trust. In accordance with FASB Interpretation 46R, the trusts are not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trusts totaled $774 and is included in other assets.
     The Company may redeem the subordinated debentures, in whole or in part on or after the fifth anniversary of the respective issuance dates at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.
     The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

	December 31,
Series	2007 & 2006	Index and Spread
Harrington West Capital Trust I	$15,464	3 Mo. Libor + 2.85%
Harrington West Capital Trust II	10,310	3 Mo. Libor + 1.90%

Total	$25,774

Rate at December 31, 2007	Issuance Date	Maturity Date
Harrington West Capital Trust I 8.09%	09/25/03	10/08/33
Harrington West Capital Trust II 7.14%	09/27/04	10/07/34
9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
     We obtain funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. At December 31, 2007 and 2006, the Company had $61.0 million and $70.7 million of mortgage-backed securities from the available-for-sale portfolio, which were pledged as collateral for our repurchase agreements. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements.
     At December 31, 2007 and 2006, we had three and four wholesale repurchase agreements, respectively, with Citigroup Financial Services totaling $45.0 million and $59.0 million with maturities ranging from May 2007 to July 2010. We also had retail repurchase agreements with our customers of $5.0 million and $6.1 million at December 31, 2007 and 2006, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	Year ended December 31,
	2007	2006
Short-Term Securities sold under agreements to repurchase:
Average balance outstanding	$5,576	$1,212
Maximum amount outstanding at any month-end during the period	6,729	6,141
Balance outstanding at end of period	4,981	6,141
Average interest rate during the period	3.61%	3.93%
Average interest rate at end of period	3.32%	4.11%

Wholesale repurchase agreements:
Average balance outstanding	$49,334	$59,000
Maximum amount outstanding at any month-end during the period	59,000	59,000
Balance outstanding at end of period	45,000	59,000
Average interest rate during the period	3.13%	3.05%
Average interest rate at end of period	3.11%	2.96%

10. INCOME TAXES
The provision for taxes on income consists of the following components for the years ended December 31:

	2007	2006
Current tax expense:
Federal	$2,865	$3,298
State	661	455

	3,526	3,753

Deferred tax expense / (benefit):
Federal	(784)	336
State	(261)	169

	(1,045)	505

	$2,481	$4,258

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2007	2006
Federal income taxes at statutory rates	35.0%	35.0%
Increase resulting from:
State tax, net of federal benefit	3.9%	3.2%
Earnings from cash surrender value of life insurance	(4.6)%	(2.1)%
Other, net	3.0%	(2.0)%

	37.3%	34.1%

The following is a summary of the components of the net deferred tax asset at December 31:

	2007	2006
Deferred tax asset:
Unrealized hedging loss on cash flow hedges	$2,032	$—
Unrealized loss on available for sale securities	7,061	559
Non-qualified stock options	—	242
Allowance for loan losses	2,772	2,544
State tax	269	436
Deferred rent	91	92
Other-than-temporary loss on available for sale securities	926	—

Gross deferred tax asset	13,151	3,873

Deferred tax liabilities:
Net loan fees/costs	$3,115	$2,890
FHLB stock dividends	1,369	1,459
Depreciation	96	302
Unrealized hedging gain on cash flow hedges	—	139
Other	187	181

Gross deferred tax liability	4,767	4,971

Net deferred tax asset (liability)	$8,384	$(1,098)

11. STOCKHOLDERS’ EQUITY
     Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Company at the then-prevailing corporate tax rates. At December 31, 2007, this restricted amount was $671 thousand, net of deferred tax totaling $399 thousand.
Qualified Stock Option Plan — The Company has a qualified stock option plan that provides for the granting of stock options to key employees of the Bank. Options granted under the plan are vested ratably over a four-year period. The option price is based on a determination of a price that is not less than the fair value of the shares at the date of grant by the Compensation Committee and ratified by the Board of Directors.
2005 Equity Based Compensation Plan — In May 2005, Company stockholders approved the 2005 Equity Based Compensation Plan (the “Plan”). The principal purpose of the 2005 Plan is to promote the success of the Company by attracting, motivating, and retaining key employees, including officers, and directors of the Company, through the grant of stock-based compensation awards and incentives for high levels of individual performance and improved financial performance of the Company. The availability of stock options and other equity awards combined with the ability to condition vesting of those awards on performance based criteria can provide the Company flexibility not currently found in the 1996 Stock Option Plan. This flexibility will help the Company formulate compensation practices that better align management’s interests with those of the stockholders.
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
Incentive Stock Options;
Non-Qualified Stock Options;
Stock Appreciation Rights (“SARs”);
Restricted Stock Awards;
Restricted Stock Units; and
Performance Share Cash Only Awards
•	vesting restrictions on awards may be time based and/or performance based;
•	participation in the 2005 Plan is limited to officers at the level of Vice President or above and other employees who provide substantial services to the Company as well as the Company’s directors;
•	the 2005 Plan provides for a maximum of a “floating” ten percent (10%) of the Company’s issued and outstanding shares of common stock that may be delivered for awards subject to adjustment as set forth therein; and
•	the maximum number of Incentive Stock Options (ISO) that may be issued under the Plan is the lesser of 1,000,000 or the maximum number of shares allocated to the Plan.
•	the right to acquire stock may not remain outstanding more than 10 years after the grant date, and any ISO Award granted to any eligible employee owning more than 10% of the Company’s stock must be granted at 110% of the fair market value of the stock. Awards do not vest or become exercisable until six months after the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.63%	4.98%

Expected volatility	20.45%	52.79%

Expected lives	7 years	7 years

Contractual lives	10 years	10 years

Dividend Yield	2.90%	3.11%
Information related to the stock option plan during each year follows:

	2007	2006
Intrinsic value of options exercised	$1,044	$794
Cash received from option exercises	595	430
Tax benefit realized from option exercises	125	397
Weighted average fair value of options granted	3.64	7.08
A summary of the status of the Company’s stock options as of December 31 and changes during the years are presented below:

	2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
($ in Thousands Except Per Share Information)	Shares	Price	Life	Value
Stock options:
Outstanding beginning of year	645,340	$11.18
Granted	140,500	$17.11
Forfeited/Expired unexercised	(13,975)	$17.37
Exercised	(93,610)	$6.36

Outstanding, end of the period	678,255	$12.95	5.7	$1,004

Vested or expected to vest at 12/31/07	670,943	$12.91	5.6	$1,004

Exercisable, end of the period	434,516	$10.75	4.2	$1,004

     The outstanding options have prices ranging from $6.94 to $18.28. Remaining available options to be issued under the 2005 Equity Compensation Plan at December 31, 2007, were 320,400. There are no available options remaining under the 1996 Stock Option Plan. The plan expired May 24, 2005.
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
     Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defines). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.
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
     As of December 31, 2007 and 2006, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Bank’s category. Also see Note 22 to the consolidated financial statements for more information.
     Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. At December 31, 2007, the Bank’s retained earnings available for the payment of dividends were $17.6 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
     Harrington West Financial Group, Inc. cannot issue or renew any debt, increase any current lines of credit, or guarantee the debt of any entity without advance notification to the OTS.

REGULATORY CAPITAL
FINANCIAL STATEMENT FOOTNOTE
Actual and required capital amounts (dollars in thousands) and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital
(to risk weighted assets)	$91,757	10.45%	$70,273≥	8.00%	$87,841≥	10.00%
Core capital
(to adjusted tangible assets)	$85,457	6.93%	$49,351≥	4.00%	$61,688≥	5.00%
Tangible capital
(to tangible assets)	$85,457	6.93%	$18,506≥	1.50%	N/A	N/A
Tier 1 capital
(to risk weighted assets)	$85,457	9.73%	$35,136	4.00%	$52,704≥	6.00%

As of December 31, 2006:
Total Capital
(to risk weighted assets)	$90,921	10.78%	$67,481>	8.00%	$84,351≥	10.00%
Core capital
(to adjusted tangible assets)	$85,008	7.41%	$45,862>	4.00%	$57,328≥	5.00%
Tangible capital
(to tangible assets)	$85,008	7.41%	$17,198>	1.50%	N/A	N/A
Tier 1 capital
(to risk weighted assets)	$85,008	10.08%	$33,741	4.00%	$50,611≥	6.00%

13. EARNINGS PER SHARE
The following tables represent the calculations of earnings per share (“EPS”) for the periods presented.

	Year Ended
	December 31, 2007
(net income amounts	Income	Shares	Per-Share
in thousands)	(Numerator)	Denominator	Amount
Basic EPS	$4,168	5,541,840	$0.75
Effect of dilutive stock options		95,575	(0.01)

Diluted EPS	$4,168	5,637,415	$0.74

	Year Ended
	December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	Denominator	Amount
Basic EPS	$8,228	5,441,075	$1.51
Effect of dilutive stock options		131,589	(0.03)

Diluted EPS	$8,228	5,572,664	$1.48

Anti-dilutive options totaling 321,700 and 200,750 are excluded from the calculation of earnings per share for the years ended December 31, 2007 and 2006, respectively.
14. COMMITMENTS AND CONTINGENCIES
Aggregate minimum lease commitments under long-term operating leases as of December 31, 2007 are as follows:

2008	$1,197
2009	1,018
2010	693
2011	338
2012	204

$3,450

     Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. Rental expense was $1.3 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.
     Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2007. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.
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
At December 31, 2006, there were no outstanding interest rate agreements accounted for as trading account assets.
The following is a summary of the Interest Rate Agreements as of December 31:

	Contract or	Estimated		Weighted Average
	Notional	Fair Value		Interest Rate
2007	Amount	Asset	Liability	Payable	Receivable
Total return swaps — receive total return				Bank receives the spread on Lehman
CMBS investment grade total return,	$80,000	$1,457	—	Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index
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

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2007

Interest rate contracts:
Swaps	$(4,263)	$1,457	$(2,806)

MBS and other trading assets	5	3	8

Total trading portfolio	$(4,258)	$1,460	$(2,798)

			Income
	Realized	Unrealized	from
	Gains	Gains	Trading
	(Losses)	(Losses)	Assets
December 31, 2006

Interest rate contracts:
Swaps	$1,074	$(127)	$947

MBS and other trading assets	63	14	77

Total trading portfolio	$1,137	$(113)	$1,024

The following table shows the Company’s trading securities included in trading account assets as of December 31:

2007	Fair Value
Mortgage-backed securities and other	$194
Mutual funds	656
CMBS total return swaps	1,457

Trading assets	$2,307

2006	Fair Value
Mortgage-backed securities and other	$237
Mutual funds	600

Trading assets	$837

16. DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT
     At December 31, 2007, the swaps listed below are hedging the interest rate risk of cash flows associated with borrowings. These swaps qualify as cash flow hedges. During 2007 and 2006, the ineffective portion of the change in fair value of the cash flow hedges was ($1) thousand and ($6) thousand, respectively. The fair values for the cash flow swaps in a gain position are reported in Other assets, those in a loss position are reported in Other liabilities. No cash flow hedges were discontinued during fiscal years 2007 or 2006.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable
December 31, 2007 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$172,000	$(4,979)	5.02%	5.17

December 31, 2006 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$164,000	$587	5.36%	4.73

The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the re-pricing risk of borrowings as of December 31, 2007:

Maturities	2008	2009	2010	2011	2012	Thereafter
Interest rate swaps:
Notional amount	$4,000	$70,000	$30,000	$30,000	$10,000	$28,000
Weighted-average payable rate	3.78%	5.20%	5.63%	5.05%	5.46%	4.84%
Weighted-average receivable rate	5.18%	4.95%	5.11%	4.88%	5.18%	5.18%
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

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$14,433	$14,433	$21,178	$21,178
Trading account assets	2,307	2,307	837	837
Securities, available for sale	351,466	351,466	309,729	309,729
Securities, held to maturity	56	58	69	71
Loans receivable, net	782,626	788,513	757,033	760,913
FHLB stock	12,474	N/A	14,615	N/A
Due from broker	1	1	142	142
Accrued interest receivable	5,168	5,168	5,315	5,315

Liabilities:
Demand deposits	175,246	175,246	176,473	176,473
Certificates of deposit	661,087	661,767	556,284	554,971
FHLB advances	247,000	248,616	257,000	256,551
Securities sold under repurchase agreements	49,981	49,648	65,141	65,027
Subordinated debt	25,774	25,774	25,774	25,774
Accrued interest payable	821	821	1,063	1,063

Hedging Instruments - Interest rate swaps	(4,979)	(4,979)	587	587
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
Loans - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted discount rates relative to available mortgage-backed securities having similar rate and re-pricing characteristics, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for estimated loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.
FHLB Stock - It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability.

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
Securities Sold under Repurchase Agreements - The Company has entered into sales of securities under agreements to repurchase. At both December 31, 2007 and December 31, 2006, $45 million of the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or re-pricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.
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
Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2007 or 2006, as these instruments predominantly have adjustable terms and are of a short-term nature.
Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature.
18. RELATED-PARTY TRANSACTIONS
     Prior to the first quarter of 2007, the Bank contracted with Smith Breeden Associates (SBA) to provide investment advisory services and interest rate risk analysis. Until January 30, 2007, a principal of SBA was a director for the Company and the Bank. Several principals and employees of SBA are stockholders of the Company. The amount of consulting expense relating to SBA for the years ended December 31, 2007 and 2006 was $122 thousand and $405 thousand, respectively.

     The Bank grants loans to principal officers and directors and their affiliates. Other than draws on existing lines of credit, there were no new loans granted in 2007 and 2006.
     The following table is a roll-forward of the related party loan activity and outstanding balances on previously granted loans as of December 31:

	2007	2006
Beginning Balance:	$4,825	$4,929
Additions:	255	9
Repayments:	(141)	(113)
Change in related party status	(89)	—

Ending Balance:	$4,850	$4,825

     At December 31, 2007 and 2006 the principal officers and directors and their affiliates held deposits at the Bank totaling $705 thousand and $612 thousand, respectively.
19. EMPLOYEE BENEFIT PLAN
     The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. The expense associated with the employee benefit plan is included in salary and employee benefits in the consolidated statements of earnings. For the plan years ended December 31, 2007 and 2006, the Company contributed $273 thousand and $345 thousand, respectively.

20. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Statements of Financial Condition

	December 31
	2007	2006
Assets:
Cash and cash equivalents	$2,364	$1,711
Trading account assets	191	175
Premises, equipment and other assets	362	429
Investment in Bank	76,852	90,792
Investment in capital trusts	950	891
Deferred tax asset	930	—

Total assets	$81,649	$93,998

Liabilities:
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	833	526

Total liabilities	26,607	26,300

Commitments and contingencies

Shareholders’ equity
Total shareholders’ equity	55,042	67,698

Total liabilities and shareholders’ equity	$81,649	$93,998

Condensed Statements of Earnings

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Interest income	$6	$5
Interest expense	(2,090)	(2,020)

Net interest expense	(2,084)	(2,015)

Other income	63	39
Other Expense	(901)	(1,089)

Loss before income taxes and equity in undistributed earnings of subsidiary	(2,922)	(3,065)
Income tax benefit	1,099	1,192

Loss before equity in undistributed earnings of subsidiary	(1,823)	(1,873)
Dividends from subsidiary	6,250	3,050
Equity in (excess) undistributed earnings of subsidiary	(259)	7,051

Net income	$4,168	$8,228

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$4,168	$8,228
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess (undistributed) earnings of subsidiary	259	(7,051)
Activity in securities held for trading	(16)	(8)
Depreciation and amortization	22	22
(Decrease) in income taxes (payable) receivable	(696)	(267)
Decrease in prepaid expenses and other assets	46	221
and other liabilities	39	115

Net cash provided by operating activities	3,822	1,260

Cash flows from financing activities:
Proceeds from exercise of stock options	595	430
Cash dividends paid	(3,764)	(2,722)

Net cash (used in) provided by financing activities	(3,169)	(2,292)

Net increase (decrease) in cash and cash equivalents	653	(1,032)
Cash and cash equivalents at beginning of period	1,711	2,743

Cash and cash equivalents at end of period	$2,364	$1,711

21. QUARTERLY FINANCIAL INFORMATION (Unaudited)

2007	Quarter Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,

Interest income	$21,249	$20,242	$19,314	$19,318
Interest expense	12,740	12,200	11,690	11,639

Net interest income	8,509	8,042	7,624	7,679
Provision for loan losses	250	200	100	100

Net interest income after provision for loan losses	8,259	7,842	7,524	7,579
Non-interest income	(1,545)	(1,288)	127	1,076
Non-interest expense	5,734	5,749	5,747	5,694

Income before income taxes	980	805	1,904	2,961
Provision for income taxes	361	307	708	1,106

Net income	$619	$498	$1,196	$1,855

Net income — basic	$0.11	$0.09	$0.22	$0.34
Net income — diluted	$0.11	$0.09	$0.21	$0.33

2006	Quarter Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,

Interest income	$19,250	$18,978	$18,207	$17,664
Interest expense	11,700	11,275	10,510	9,858

Net interest income	7,550	7,703	7,697	7,806
Provision for loan losses	75	200	150	140

Net interest income after provision for loan losses	7,475	7,503	7,547	7,666
Non-interest income	1,078	1,055	1,162	1,166
Non-interest expense	5,674	5,543	5,560	5,392

Income before income taxes	2,879	3,015	3,149	3,440
Provision for income taxes	926	913	1,074	1,342

Net income	$1,953	$2,102	$2,075	$2,098

Net income — basic	$0.36	$0.39	$0.38	$0.39
Net income — diluted	$0.35	$0.38	$0.37	$0.38
     Non-interest income was reduced in the September 2007 quarter by a pre-tax mark to market loss of $387 thousand on commercial mortgage backed securities (CMBS) total return swaps (TROR) in HWFG’s trading portfolio and a $1.9 million pre-tax write down of all $2.4 million of HWFG’s non-insured sub-prime, net interest margin (NIM) securities due to deteriorating credit quality of the underlying loans.
     Non-interest income was reduced in the December 2007 quarter included pre-tax mark-to-market losses of $2.4 million on HWFG’s $80 million (notional amount) of AAA-rated Commercial Mortgage Backed Security (CMBS), total rate of return (TROR) swap positions, as spreads continued to widen from the ongoing credit and liquidity dislocations.

22. SUBSEQUENT EVENTS (Unaudited)
Recent Developments in 2008
     In the third quarter of 2007, as credit spreads widened, HWFG started to rebuild an $80 million portfolio of AAA-rated, Commercial Mortgage Backed Securities (CMBS), total rate of return swaps (TROR) with swap terms of 6 months, where HWFG earns the yield on an index of AAA CMBS over the matched duration LIBOR swap yield (plus an additional spread) and the gain or loss from spread changes of this index yield to the duration matched LIBOR rate. During the period from 2003 to 2006, before allowing its positions to expire at December 31, 2006 in the very tight spread environment at that time, HWFG had earned a total profit of $3.6 million after-tax on such TROR swaps, including asset backed TROR swaps.
     The underlying securities in the TROR CMBS swap position are backed by commercial mortgage loans with generally 75% original loan to value ratios, diversified among property types, generally issued in the last two years, and having 10 year balloon maturities, 25 to 30 year amortizations, and a lock-out from prepayment of principal until the balloon date. In addition, the AAA CMBS have additional credit enhancement of 20% to 30% in the form of junior securities. HWFG has invested in two types of AAA CMBS indexes: (1) the Lehman AAA 8.5+ year index having some mezzanine AAA securities, and (2) the Lehman Super Senior CMBS Index with only the most senior AAA securities. At December 31, 2007, HWFG had $80 million of the Lehman AAA CMBS 8.5+ year index swaps, and at March 1, 2008 had $50 million of the Lehman Super Senior index swaps expiring on March 31, 2008, and $10 million of the Lehman 8.5 year + CMBS index swaps expiring at April 30, 2008. Although HWFG believes that the underlying AAA CMBS securities have extremely low probability of loss of principal and interest, the credit and liquidity crisis of the latter half of 2007 emanating from the weakening residential real estate market and the poor performance of sub-prime single family mortgage loans has spilled into almost all credit segments and continued into the March 2008 quarter, resulting in a continued widening of CMBS spreads.
     HWFG has lowered it CMBS TROR exposure from $80MM as of December 31, 2007 to $60MM in the March 2008 quarter by limiting its investment to $50MM of the Super Senior AAA CMBS index swaps with a 30% credit enhancement, and $10MM of the Lehman 8.5+ year index swaps. With the extreme stress in all credit markets, however, both CMBS indexes widened precipitously from December 31, 2007 to February 29, 2008, and HWFG sustained additional mark-to-market losses of approximately $5.9 million after-tax during this period. (The Super Senior widened by 152 bps and the Lehman 8.5 year + by 200 bps during this two month period, approximately ten standard deviations of monthly spread changes for the last five years. A 10 bps change in spreads on a $10 million notional amount of CMBS TROR swap has a $70,000 market value change.) Given the volatility of spreads in the current environment and their effect on HWFG’s earnings, HWFG will allow the CMBS TROR swap positions to expire at maturity. HWFG may invest in selected AAA rated CMBS securities held as available for sale to earn the wide spread income and to capitalize on the existing opportunity. As credit spreads continued to widen on almost all mortgage loan and related securities in the first quarter of 2008, the available for sale portfolio’s mark-to-market value declined by $5.1 million on an after tax basis from December 31, 2007 to February 29, 2008. HWFG believes the spreads on these high credit quality securities are extremely wide for the associated risk and expects these spreads to narrow over the next 12 to 18 months with a corresponding recovery in market values. In recent weeks, this narrowing of spreads on commercial and residential mortgage securities to duration-matched LIBOR/swap benchmarks has begun with a related increase in value of these securities.
HWFG announced on March 26, 2008 that it has executed stock purchase agreements for $4.3 million in equity capital through a private placement of 550 thousand common shares at $7.75 per share to eleven accredited investors and directors of the Company and Bank. This offering was priced on March 25, 2008 and will close on March 27, 2008. $2.1 million of this offering or 269 thousand shares are subject to regulatory approval of a rebuttal of control filing and is expected to close in the June 2007 quarter. No investment banking fees were incurred in the transaction. The sale of the shares was completed in reliance on the exception provided by Section 4(2) of the Securities Act of 1933. The proceeds from this offering will be used to fund the banking franchise growth of the Company and to weather the volatility in the spreads and prices of its high credit quality mortgage securities portfolio in the current environment. In addition to this capital-raising, HWFG is exploring other alternatives to increase equity capital for its future needs with a particular emphasis on strategies that would not be dilutive to shareholders. HWFG is committed to keeping Los Padres Bank well capitalized.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     The registrant hereby incorporates by reference the change in Accounting Firms pursuant to Regulation S-K, Section 229.304 in its 8-K, Item 4.01, filed on April 5, 2006.
Item 9A. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
     There have been no material changes in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9A(T). Controls and Procedures
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.
     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our board of directors has adopted a Code of Ethics, a copy of which was filed as Exhibit 14 to the 2003 Annual Report on Form 10-K. The Code of Ethics can also be viewed on the Bank’s website at www.HWFG.com.
     There were no material changes to the procedures by which our stockholders may recommend nominees to our board of directors during 2007.
     The balance of the information required by Item 10 is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed pursuant to Regulation 14A.
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
EQUITY COMPENSATION PLAN INFORMATION
     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2007.

			Number of securities remaining
			available for future issuance under
	Number of securities to be issued	Weighted-average exercise price of	equity compensation plans
	upon exercise of outstanding	outstanding options, warrants and	(excluding securities reflected in
	options, warrants and rights	rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	678,255	$12.95	320,400

Total	678,255	$12.95	320,400

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
     (1) The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.
Consolidated Statements of Earnings for the Years Ended December 31, 2007 and 2006.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.
Notes to Consolidated Financial Statements.
     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
(b)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003. (2)

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003 (2)

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003 (2)

4.4	Indenture Agreement dated September 27, 2004 (2)

4.5	Amended and Restated Declaration of Trust of Harrington West Capital Trust II dated September 27, 2004 (2)

4.6	Guarantee Agreement dated September 27, 2004 (2)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003. (2)

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003. (2)

10.2.4	Seventh Amendment to Amended and Restate Credit Agreement dated September 16, 2004.(2)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny and Smith Breeden Associates, Inc. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

10.8	2005 Equity Based Compensation Plan (2)

10.9	Smith Breeden Associates, Inc. Portfolio Advisory & Rate Risk Analysis Agreement (2)

11	Statement re computation of per share earnings — Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.

14	Code of Ethics (3)

23.1	Consent of Crowe Chizek and Company LLP

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 11, 2003.

(3)	Previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
March 26, 2008	By:	/s/ Craig J. Cerny
Craig J. Cerny Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 26, 2008	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

March 26, 2008	By:	/s/ Kerry Steele
Kerry Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Craig J. Cerny Craig J. Cerny	Chairman of the Board and Chief Executive Officer	March 26, 2008

/s/ William W. Phillips William W. Phillips, Jr.	Director, President, and Chief Operating Officer	March 26, 2008

/s/ John J. McConnell	Director	March 26, 2008
John J. McConnell

/s/ Paul O. Halme	Director	March 26, 2008

Paul O. Halme

/s/ William D. Ross	Director	March 26, 2008

William D. Ross

/s/ Tim Hatlestad	Director	March 26, 2008

Tim Hatlestad