Form 10-Q
period 2008-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2008-05-14
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,131,243 shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2008.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of March 31, 2008 and December 31, 2007	2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2008 and Year Ended December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4T. Controls and Procedures	26

Part II — Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	March 31	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$24,599	$14,433
Trading account assets	3,719	2,307
Securities, available-for-sale	331,434	351,466
Securities held to maturity (fair value of $56 at March 31, 2008 and $58 at December 31, 2007)	53	56
Loans held for sale	16,654	—
Loans receivable, net of allowance for loan losses of $6,945 at March 31, 2008 and $6,446 at December 31, 2007	782,421	782,626
Accrued interest receivable	4,373	5,168
Premises, equipment and other long-term assets	17,540	16,917
Due from broker	83	1
Prepaid expenses and other assets	4,582	2,848
Investment in FHLB stock, at cost	12,643	12,474
Income taxes receivable	2,782	—
Cash surrender value of life insurance	20,716	20,524
Deferred tax asset	16,333	8,384
Goodwill	5,496	5,496
Other intangible assets	640	702

Total assets	$1,244,068	$1,223,402

Liabilities:
Deposits:
Interest-bearing deposits	$831,033	$786,263
Non-interest-bearing demand deposits	49,000	50,070

Total Deposits	880,033	836,333
FHLB advances	232,000	247,000
Securities sold under repurchase agreements	50,374	49,981
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	13,115	8,769
Income taxes payable	122	503

Total liabilities	1,201,418	1,168,360

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value; 1,200,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 10,800,000 shares authorized; 6,131,243 shares issued and outstanding as of March 31, 2008 and 5,554,003 shares issued and outstanding December 31, 2007	61	56
Additional paid-in capital	39,003	34,424
Retained earnings	31,415	35,368
Accumulated other comprehensive income/(loss)	(27,829)	(14,806)

Total shareholders’ equity	42,650	55,042

Total liabilities and shareholders’ equity	$1,244,068	$1,223,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/LOSS   (Unaudited)
(Dollars in thousands, except per share data)

	March 31
	2008	2007

Interest income:
Loans	$14,200	$14,992
Securities	5,365	4,326

Total interest income	19,565	19,318

Interest expense:
Deposits	8,482	7,577
Interest on FHLB advances, repos & other debt	3,368	4,062

Total interest expense	11,850	11,639

Net interest income	7,715	7,679
Provision for loan losses	500	100

Net interest income after provision for loan losses	7,215	7,579

Non-interest income:
Gain on sale of available for sale securities	1,402	—
Income (loss) from trading assets	(8,670)	4
Other-than-temporary loss	(70)	—
Other income	1	—
Increase in cash surrender value of life insurance	193	201
Banking fee and other income	840	871

Total non-interest income	(6,304)	1,076

Non-interest expense:
Salaries and employee benefits	3,536	3,273
Premises and equipment	993	949
Insurance premiums	212	85
Marketing	96	113
Computer services	256	220
Professional fees	135	264
Office expenses and supplies	209	213
Other	673	577

Total non-interest expense	6,110	5,694

Income (loss) before income taxes	(5,199)	2,961
Provision for income tax expense (benefit)	(1,953)	1,106

Net income (loss)	$(3,246)	$1,855

Basic earnings/(loss) per share	$(0.58)	$0.34
Diluted earnings/(loss) per share	$(0.58)	$0.33
Basic weighted-average shares outstanding	5,590,236	5,516,239
Diluted weighted-average shares outstanding	5,590,236	5,632,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2007	5,460,393	$55	$33,332	$34,964		$(653)	$67,698
Comprehensive Income

Net Income				4,168	4,168		4,168

Other comprehensive loss, net of tax
Unrealized losses on securities					(10,757)	(10,757)	(10,757)
Effective portion of change in fair value of cash flow hedges					(3,396)	(3,396)	(3,396)

Total comprehensive loss					$(9,985)

Stock options exercised including tax benefit of $125	93,610	1	719				720
Stock compensation expense			373				373
Dividends on Common Stk at $.675/Shr				(3,764)			(3,764)

BALANCE, DECEMBER 31, 2007	5,554,003	56	34,424	35,368		(14,806)	55,042

Comprehensive Income/(loss)

Net Income/(loss)				(3,246)	$(3,246)		(3,246)

Other comprehensive loss, net of tax
Unrealized losses on securities					(9,772)	(9,772)	(9,772)
Effective portion of change in fair value of cash flow hedges					(3,251)	(3,251)	(3,251)

Total comprehensive loss					$(16,269)

Stock options exercised including tax benefit of $25	27,240	—	233				233
Shares issued in private offering at $7.75	550,000	5	4,257				4,262
Stock compensation expense			89				89
Dividends on Common Stk at $.125/Shr				(707)			(707)

BALANCE, MARCH 31, 2008	6,131,243	$61	$39,003	$31,415		$(27,829)	$42,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,246)	$1,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(173)	(207)
Depreciation and amortization	358	386
Amortization of premiums and discounts on loans receivable and securities	(242)	459
Deferred income taxes	(7,949)	(57)
Provision for loan losses	500	100
Activity in trading account assets	(1,902)	5
Gain (loss) on sale of trading securities	490	(3)
Gain on sale of available-for-sale securities	(1,402)	—
Loss on other-than-temporary impairment	70	—
FHLB stock dividend	(169)	(214)
Earnings on bank owned life insurance	(193)	(201)
Decrease in accrued interest receivable	795	261
Increase (decrease) in income tax receivable, net of payable	(3,163)	359
Decrease in prepaid expenses and other assets	6,120	1,067
Stock compensation expense	89	120
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	1,104	(1,340)

Net cash (used in) provided by operating activities	(8,913)	2,590

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(16,767)	2,802
Proceeds from sales of securities available for sale	55,446	—
Purchases of securities available for sale	(65,284)	(13,198)
Principal paydowns on securities available for sale	15,802	32,935
Principal paydowns on securities held to maturity	3	3
Net purchase of premises and equipment	(919)	(71)
Redemption of FHLB Stock	—	108

Net cash (used in) provided by investing activities	(11,719)	22,579

Cash flows from financing activities:
Net increase in deposits	43,700	354
(Decrease) increase in securities sold under agreements to repurchase	393	(1,190)
Decrease in FHLB advances	(15,000)	(30,000)
Proceeds from exercise of stock options, including tax benefits	233	661
Proceeds from shares issued in private offering	2,179	—
Dividends paid on common stock	(707)	(696)

Net cash (used in) provided by financing activities	30,798	(30,871)

Net (decrease) increase in cash and cash equivalents	10,166	(5,702)
Cash and cash equivalents at beginning of period	14,433	21,178

Cash and cash equivalents at end of period	$24,599	$15,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$11,409	$11,839
Income Taxes	$1,190	$800
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES —
Due from broker	$(83)	$(1)
Transfer of loans to loans held for sale	$16,654	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate sixteen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, two Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $187.4 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
     The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.
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
     Adoption of new accounting standards — In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
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
2. FAIR VALUE
     Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
     Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
     Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

     The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). All of our securities are quoted using observable market information for similar assets which requires HWFG to report and use Level 2 pricing.
     Our derivative instruments consist of interest rate swaps, total return swaps and credit default swaps, as such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgments (Level 2 inputs).
     Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at March 31, 2008 Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$3,719	$—	$3,719	$—
Available for sale securities	331,434	—	331,434	—
Interest rate swaps	(10,313)	—	(10,313)	—
     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at March 31, 2008 Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$13,784	$—	$13,784	$—
     Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14.6 million, with a valuation allowance of $764 thousand, resulting in an additional provision for loan losses of $500 thousand for the period.
3. EARNINGS PER SHARE
     The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended March 31, 2008
(net income/(loss) amounts	Income/(Loss)	Shares	Per-Share
in thousands)	(Numerator)	(Denominator)	Amount
Basic EPS	$(3,246)	5,590,236	$(0.58)
Effect of dilutive stock options		—	—

Diluted EPS	$(3,246)	5,590,236	$(0.58)

	Three months ended March 31, 2007
	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,855	5,516,239	$0.34
Effect of dilutive stock options		115,815	(0.01)

Diluted EPS	$1,855	5,632,054	$0.33

     Anti-dilutive options totaling 519,175 and 92,500 for the quarters and year-to-date ended March 31, 2008 and 2007, respectively, are excluded from the calculation of earnings per share.
4. OTHER-THAN-TEMPORARY IMPAIRMENT
     As further discussed in Management’s Discussion and Analysis, management determined that an available-for-sale security with an amortized cost of $73 thousand was deemed other than temporarily impaired. As such, this security was written down by $70 thousand to fair value through earnings in the March 2008 quarter.
5. TOTAL RATE OF RETURN SWAPS
     HWFG posted a $3.2 million loss for the first quarter of 2008. This loss was due to $4.5 million in after-tax realized and unrealized losses on its $80 million notional amount of AAA-rated Commercial Mortgage Backed Securities (CMBS) total rate of return (TROR) swap position net of gains and losses on other CMBS and CMBS hedges.
6. LOANS HELD FOR SALE
     On April 30, 2008, management entered into an agreement with Federal Home Loan Mortgage Corp to sell 94 loans or $16.7 million of lower spread earning fixed rate single family mortgage loans. Subsequent to the agreement two loans paid off leaving 92 loans at $16.0 million. The transaction is expected to settle May 15, 2008 with an approximate $250 thousand net pre-tax gain. Mortgage servicing will be retained on the sale of these loans.
     Mortgage loans originated that were not originally intended for sale in the secondary market are accounted for at the lower of cost or fair value in accordance with FAS65, Accounting for Certain Mortgage Banking Activities.

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
     Based upon HWFG’s financial performance and economic conditions, we expect the opening of two to three banking offices every 18 months through new branching. We evaluate financial institution acquisition opportunities but are value oriented. Acquisitions are expected to be accretive to earnings per share within a 12-month period.
     Since 1997, we have grown from 4 banking offices to 16 banking offices We have 11 full service banking offices on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking offices in Johnson County, Kansas, in the fastest growing area of the Kansas City metro, and 2 offices in Scottsdale, Arizona. We will open our third banking office in the Phoenix metro area in May 2008 in Surprise, Arizona.

Product Line Diversification
     We have broadened our product lines over the last 6 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004, we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products. During this past year, with emphasis on core deposit development, HWFG introduced the successful Power-Up account and Remote Deposit Capture.
Modern Financial and Investment Management Skills
     We have expertise in investment and asset liability management. Our Chief Executive Officer spent thirteen years in this field consulting on risk management practices with banking institutions and advising on mortgage and related assets managed on a short duration basis. Our Chief Investment Officer, hired in February 2007, brought over twenty years experience in the investment and risk management fields.
     We invest in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allows us to compete effectively against other institutions that do not offer these products.
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
Profitability Drivers
     The factors that we expect to drive our profitability in the future are as follows:
1.	Growing our low and non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities such as home equity line of credit loans.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we utilize excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months.

5.	Controlling the interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process.
     Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported a net loss of $3.2 million for the three months ended March 31, 2008, as compared to net income of $1.9 million for the three months ended March 31, 2007. On a diluted earnings per share basis, the Company reported $.58 loss per share for the quarter ended March 31, 2008 compared to earnings per share of $.33 cents for the quarter ended March 31, 2007. The loss for the March 2008 quarter was exclusively due to a $4.5 million after-tax loss on CMBS TROR swaps, as spreads widened to unprecedented levels in the credit crisis of the last three quarters (See Financial Condition section on page 17 for more details). Excluding the net mark-to-market losses and gain on sale of securities, as well as using HWFG’s effective tax rate of 37.5%, core banking income after-tax was $1.3 million or 24 cents per diluted share in the March 2008 quarter compared to $1.9 million or $.33 per diluted share in the March 2007 quarter. The decline in after-tax core banking income in the March 2008 over March 2007 quarter is primarily due to a higher provision for loan losses and higher operating expenses (start-up of the Surprise, Arizona banking center and higher insurance costs) in the March 2008 quarter over the March 2007 quarter. HWFG expects to return to profitability in the June 2008 quarter.
     HWFG’s net interest income was $7.7 million in the March 2008 quarter versus $7.7 million in the March 2007 quarter but down from the $8.5 million in the December 2007 quarter. Net interest margin was 2.60% in the March 2008 quarter compared to 2.80% in the March 2007 quarter and 2.94% in the December 2007 quarter. The decline in net interest income and net interest margin from the December 2007 quarter was due to two factors: (1) the Federal Funds, Prime, and one month LIBOR rates fell by approximately 2.00 % in the March 2008 quarter on which over $500 million of loans and securities reprice, while approximately $600 million of HWFG’s Certificate of Deposit (CD) liabilities reprice over the first 9 months of 2008. This lag in repricing causes a minor mismatch in the timing of the repricing of its Prime and LIBOR-based loans and CD liabilities with a corresponding short-term decline in the net interest margin. (2) Approximately $8.6 million of additional loans became non-accrual or non-performing in the March 2008 quarter over the December 2007 quarter, with $152 thousand of accrued interest reversed in the March quarter, resulting in a 6 basis point decline in net interest margin in the quarter. HWFG expects recovery in its net interest income in the second half of 2008, assuming that the Fed Funds rate stabilizes between 1.75% and 2.00% and total non-accruing loans do not substantially increase from the March 31, 2008 levels.
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

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)

Interest earning assets:
Loans receivable (1)	$789,079	$14,200	7.21%	$760,259	$14,992	7.92%
FHLB stock	12,476	165	5.32%	14,648	218	6.04%
Securities and trading account assets (2)	367,620	5,126	5.58%	302,918	4,031	5.32%
Cash and cash equivalents (3)	17,761	74	1.68%	12,088	77	2.58%

Total interest earning assets	1,186,936	19,565	6.60%	1,089,913	19,318	7.11%

Non-interest-earning assets	40,001			52,122

Total assets	$1,226,937			$1,142,035

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$125,947	$828	2.64%	$103,997	$685	2.67%
Passbook accounts and certificates of deposit	685,819	7,654	4.49%	578,703	6,892	4.83%

Total deposits	811,766	8,482	4.20%	682,700	7,577	4.50%
FHLB advances (4)	234,857	2,547	4.36%	244,044	3,059	5.08%
Reverse repurchase agreements	50,336	388	3.05%	64,656	489	3.03%
Other borrowings (5)	25,774	433	6.65%	25,774	514	7.98%

Total interest-bearing liabilities	1,122,733	11,850	4.23%	1,017,174	11,639	4.62%

Non-interest-bearing deposits	45,449			49,405
Non-interest-bearing liabilities	12,353			6,576

Total liabilities	1,180,535			1,073,155
Stockholders’ equity	46,402			68,880

Total liabilities and stockholders’ equity	$1,226,937			$1,142,035

Net interest-earning assets (liabilities)	$64,203			$72,739

Net interest income/interest rate spread		$7,715	2.37%		$7,679	2.49%

Net interest margin			2.60%			2.80%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.72%			107.15%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash and due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.

     The Company reported interest income of $19.6 million for the three months ended March 31, 2008, compared to $19.3 million for the three months ended March 31, 2007, an increase of $247 thousand or 1.3%. The increase during the periods was due primarily to the increase in volume of our investment portfolio, offset by a declining yield on the loan portfolio.
     The Company reported total interest expense of $11.9 million for the three months ended March 31, 2008, compared to $11.6 million for the three months ended March 31, 2007, an increase of $211 thousand or 1.8%. The increase in interest expense during the period was attributable to an increase in the volume of interest-bearing deposits during the period ending March 31, 2008, offset by a reduced cost of funds on FHLB advances and deposits.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	March 31
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$6,446	$5,914

Charge-offs:
Real estate loans
Consumer and other loans	(1)	(1)

Total charge-offs	(1)	(1)

Net charge-offs	(1)	(1)

Provision for losses on loans	500	100

Balance at end of period	$6,945	$6,013

Allowance for loan losses as a percent of total loans outstanding at the end of the period	0.86%	0.79%

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.00%
     The provision reflects the reserves management believes are required based upon, among other things, the Company’s analysis of the composition, credit quality and shift to growth of its single-family real estate and construction loans and decrease in commercial and industrial and other segments of the loan portfolios. Our allowance for loan losses has four components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) a formula allowance for large groups of smaller balance homogenous loans and (iv) an unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses.

     Banking fee and other income was $1.0 million in the March 2008 quarter compared with $1.1 million in the March 2007 quarter, down 3.6%. Harrington Wealth Management fee income and deposit fee income drove the growth in banking fees over the comparable March 2008 and December 2007 quarters. However, prepayment penalty fee income decreased due to lower levels of prepayments, and the net change in the cash surrender value of life insurance was reduced, as the underlying crediting rate declined with lower interest rates and total returns on investments.

	Banking Fee & Other Income
	(Dollars in thousands)
	March	December		March	March
	2008	2007	%	2008	2007	%
	Quarter	Quarter	Change	Quarter	Quarter	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$147	$204	-27.9%	$147	$239	-38.5%
Deposit, Other Retail Banking Fees & Other Fee Income	440	425	3.5%	440	395	11.4%
Harrington Wealth Management Fees	253	241	5.0%	253	237	6.8%
Cash Surrender Value of Life Insurance, net	193	257	-24.9%	193	201	-4.0%

Total Banking Fee & Other Income	$1,033	$1,127	-8.3%	$1,033	$1,072	-3.6%

     Operating expenses were $6.1 million in the March 2008 quarter compared with $5.7 million in the March 2007 and December 2007 quarters. The growth in expenses in the comparable quarter and sequential quarters of about $400 thousand, or 7%, can generally be attributed to the following:
(1)	an increase in FDIC deposit insurance (as HWFG’s FDIC insurance credit was fully exhausted) and other insurances of $130 thousand in the March 2008 quarter;

(2)	the start up expenses for the new banking center in Surprise, Arizona and related employees of approximately $30 thousand;

(3)	higher payroll taxes of $30 thousand and salary increases of $100 thousand incurred at the start of a new year;

(4)	lower deferral of loan origination expenses of approximately $60 thousand;

(5)	and an increase in other expenses of $50 thousand.
     HWFG is addressing several measures to contain operating costs and gain efficiencies.
Financial Condition
     HWFG continues to be affected by the dislocations in the credit markets, the weak real estate market, and the overall slowdown in the economy. Although its investment portfolio is of high credit quality, spreads on these largely mortgage investments have widened greatly due to the severe illiquidity and credit crisis in the markets, and as a result, the fair values have declined. HWFG performs independent analysis of the credit quality of the investment portfolio and its ability to earn all cash flows, and based on this analysis and the current state of the housing market, it expects to earn all the related principal and interest from these investments. However, a further weakening of the housing market and general economy could affect this expected outcome adversely. Also, although HWFG has not experienced concentrated credit quality issues in its loan portfolio due to its diversification by market and loan type and underwriting standards, the weak real estate markets and economy have affected some borrowers and related credits, with deterioration of credit quality in some already classified credits.

Securities and Investment Activities
     The Company manages the securities portfolio in an effort to enhance net interest income and market value, as opportunities arise, and deploys excess capital in investments until such time as the company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.
     In the March 2008 quarter, investment returns were negatively affected, as AAA-rated CMBS spreads (Lehman AAA 8.5+ year index) widened markedly to the duration matched LIBOR benchmark by 157 bps, from 104 bps at December 31, 2007 to 261 bps at March 31, 2008. Over the five year period leading up to the credit crisis which began in the second half of 2007, this AAA-rated CMBS index spread averaged 33 bps, and ranged from a low of 22 bps to a high of 60 bps. $70 million of HWFG’s AAA-rated CMBS TROR swap positions expired by March 31, 2008 and were not renewed. The remaining $10 million notional amount expired at April 30, 2008 and was cross hedged until expiration. These positions were established to capitalize on a diversified portfolio of CMBS as spreads widened in the third quarter of 2007. As a result of the widening, HWFG incurred mark-to-market losses on these CMBS TROR positions of $4.5 million after tax in the March 2008 quarter. In the period from 2003 to 2006, HWFG had earned $3.7 million after-tax on such positions. In early April 2008, HWFG purchased about $50 million of AAA-rated CMBS in its available for sale (AFS) portfolio to earn the wide risk-adjusted spreads still available on these securities. Unrealized gains and losses on these securities will be reflected in equity (other comprehensive income).
     The fair value of securities classified as available for sale decreased to $331.4 million at March 31, 2008 as compared to $351.5 million at December 31, 2007, a decrease of $20.1 million, or 5.7%, due to net sales, amortization, and market value declines. As of the quarter ended March 31, 2008, the Company’s available for sale portfolio had an unrealized market value loss of $21.5 million, which is reflected as a reduction in stockholders’ equity on an after-tax basis. As of March 31, 2008, based on the current state of the housing market HWFG expects to earn all principal and interest on its investment securities; however, a more severe deterioration of the housing market could result in a material portion of the amount of the unrealized loss on investment securities at March 31, 2008 to be recognized in the income statement. If all cash flows are earned on the investments, the unrealized loss of $21.5 million on the AFS portfolio would be near zero with a substantial increase in shareholders’ equity and book value per share.
     The amortized cost and market values of available for sale securities are as follows:

	Amortized
March 31, 2008	Cost	Fair Value

Mortgage-backed securities — pass throughs	$59,025	$58,990
Collateralized mortgage obligations	98,592	90,707
Commercial mortgage-backed securities	19,543	19,729
Asset-backed securities (underlying securities mortgages)	186,926	160,807
Asset-backed securities	1,814	1,201

	$365,900	$331,434

	Amortized
	Cost	Fair Value
December 31, 2007
Mortgage-backed securities — pass throughs	$69,570	$69,101
Collateralized mortgage obligations	114,101	111,805
Asset-backed securities (underlying securities mortgages)	184,724	168,822
Asset-backed securities	1,900	1,738

	$370,295	$351,466

     Over the past three quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2005-2007 time period. As of March 31, 2008, the Company held $4.3 million in fair value of investments that were originally rated “Investment Grade” that have been downgraded to “Below Investment Grade” rated. As of March 31, 2008, the composition of the Company’s available for sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value
March 31, 2008
Agency	$59,025	$58,990
AAA	141,067	135,807
AA	118,424	101,099
A	34,613	26,229
BBB	5,832	4,990
Below investment grade	6,939	4,319

	$365,900	$331,434

	Amortized
	Cost	Fair Value
December 31, 2007
Agency	$69,570	$69,101
AAA	139,890	138,744
AA	115,084	106,090
A	41,621	34,691
BBB	170	170
Below investment grade	3,960	2,670

	$370,295	$351,466

     HWFG is not a program originator of sub-prime loans but does invest in investment grade sub-prime securities, largely rated AAA or AA by one or more rating agency, in a portion of its investment portfolio when the Company’s analysis indicates the spreads and return potential of these securities are high relative to the underlying risk. HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities. HWFG has not invested in collateralized debt obligations (CDO’s) and does not anticipate doing so. As of March 31, 2008, the composition of the Company’s available for sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value
March 31, 2008
Agency	$59,025	$58,990
Prime	88,670	83,620
Commercial mortgage-backed securities	19,543	19,729
Alt-A	8,575	7,286
Subprime	185,984	158,837
Other	4,103	2,972

	$365,900	$331,434

	Amortized
	Cost	Fair Value
December 31, 2007
Agency	$69,570	$69,101
Prime	104,195	103,202
Alt-A	9,217	8,475
Subprime	183,065	166,715
Other	4,248	3,973

	$370,295	$351,466

     HWFG monitors its investments on an on-going basis and, at least quarterly, performs analysis on certain of its investments in order to ascertain whether any decline in market value is other than temporary. In the quarter ended March 31, 2008, the results of this analysis indicated that the additional decline in market value of one Net Interest Margin (NIM) security was other than temporary and, as a result, the affected security was written down by $70 thousand to its market value at that time. The affected security had previously been deemed impaired in the third quarter of 2007 and written down to its fair value as of that time. The portfolio of NIM securities of $2.4 million book value has been written down to $300 thousand over the last three quarters. These NIM securities were lower rated and more credit leveraged than HWFG’s other securities, as they are dependent on the excess interest spread and prepayment penalties of the securitizations rather than the principal of the underlying loans.
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

     Asset quality deteriorated somewhat in the March 2008 quarter, as a few already criticized loans deteriorated in payment performance and became non-performing or non-accrual. At March 31, 2008, $12.0 million of loans were either non-accrual (over 60 days by Bank policy) or non-performing (over 90 days delinquent) as compared to $3.4 million at December 31, 2007. A $750 thousand land development loan on property near Ventura, California, was sold as real estate owned (REO) in January 2008 at no loss, as HWFG recovered all interest, fees, and expenses. The $12.0 million in non-accrual and non-performing loans at March 31, 2008 are the following:
(1) A total of $3.2 million in income producing, residential mortgage loans to one borrower in the Kansas City metro area
(2) A $6.2 million fully-entitled 47 unit residential lot development in California.
(3) A $1.8 million participation loan on a private residential lot development and golf course in California.
(4) $238 thousand in small commercial related credits.
(5) $605 thousand in 2 related single family mortgage loans.
     Given the growth in loans and HWFG’s credit risk analysis, $500 thousand was added to the allowance for loan losses in the March 2008 quarter. The allowance for loan losses was $6.9 million at March 31, 2008 or .86% of net loan balances.
     Net loans grew in the March 2008 quarter over both the December 2007 quarter and a year ago and in line with HWFG’s targeted levels. Net loans (including loans held for sale) were $799.1 million at March 31, 2008, compared to $782.6 million at December 31, 2007 (up 2.1%) and $754.3 million at March 31, 2007 (up 5.9%).
     As of March 31, 2008, HWFG transferred $16.7 million of its total loans, to Loans Held for Sale. Subsequently, the Company entered into an agreement with the Federal Home Loan Mortgage Company (FHLMC — Freddie Mac) on April 30, 2008, to sell $16.0 million (net of April 2008 pay-offs) of lower spread earning, fixed rate single family mortgage loans with an approximate pre-tax gain to HWFG of $250 thousand. This transaction is expected to settle on May 15, 2008.

     The loan portfolio continues to be diversified among HWFG’s business lines as shown in the following chart:
HWFG Net Loan Growth and Mix
(Dollars in millions)

	March 31, 2008		December 31, 2007		March 31, 2007
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$267.4	33.1%	$266.3	33.6%	$259.4	34.1%
Multi-family Real Estate	88.8	10.9%	82.7	10.4%	77.3	10.1%
Construction (1)	134.1	16.6%	126.5	16.0%	119.7	15.7%
Single-family Real Estate (3)	128.8	15.9%	125.5	15.9%	114.4	15.0%
Commercial and Industrial Loans	116.8	14.5%	117.8	14.9%	111.8	14.7%
Land Acquisition and Development	44.7	5.5%	45.3	5.7%	51.9	6.8%
Consumer Loans	24.7	3.1%	24.5	3.1%	26.3	3.4%
Other Loans (2)	2.9	0.4%	2.8	0.4%	1.8	0.2%

Total Gross Loans	808.2	100.0%	791.4	100.0%	762.6	100.0%
Allowance for loan loss	(6.9)		(6.4)		(6.0)
Deferred fees	(1.7)		(1.9)		(1.9)
Discounts/Premiums	(0.5)		(0.5)		(0.4)

Net Loans Receivable	$799.1		$782.6		$754.3

(1)	Includes loans secured by residential, land and commercial properties. At March 31, 2008, we had $50.1 million of construction loans secured by single-family residential properties, $41.2 million secured by commercial properties, $42.5 million for land development and $338 thousand secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

(3)	Includes $16.7 million of Loans Held for Sale.
Deposits
     Retail and commercial deposits also grew in the March 2008 quarter over the comparable periods with a full quarter of favorable results in all markets for HWFG’s Power-Up program, which combines a checking account with a required automatic transaction and a premium money market account. Retail and commercial deposits were $804.6 million at March 31, 2008 compared to $785.8 million at December 31, 2007 (up 2.4%) and $733.1 at March 31, 2007 (up 9.8%). Not included in these balances are $75.4 million and $50.5 million at March 31, 2008 and December 31, 2007, respectively, of California State deposits. The Power-Up program gained $48.8 million in deposits in the quarter improving the mix of core deposit accounts. The total cost of deposits was 4.05% at March 31, 2008 compared to 4.49% at December 31, 2007, and 4.51% at March 31, 2007.
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
FHLB Advances
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco increased to $232.0 million at March 31, 2008, compared to $227.0 million at March 31, 2007, or 2.2%. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”

Stockholders’ Equity
     Stockholders’ equity was $42.7 million at March 31, 2008, as compared to $55.0 million at December 31, 2007, a decrease of $12.3 million or 22.5%. Book value per share, therefore, was $6.96 at March 31, 2008 compared to $9.91 at December 31, 2007. The decrease in stockholders’ equity is due to a decrease of $9.8 million after-tax on the AFS portfolio due to the extreme widening of spreads, a decrease of $3.3 million after-tax in the market value of cash flow hedges due to lower interest rates, and a net operating loss of $3.2 million in the first quarter of 2008. Additionally, $707 thousand of dividends were declared in the first quarter of 2008. Stockholders’ equity was positively influenced by $4.3 million in capital contributions, $233 thousand of additional paid in capital from options exercised, and $89 thousand from stock compensation expensed.
     On April 23, 2008, HWFG completed its previously announced private placement of common stock, raising $4.3 million in proceeds by selling 550 thousand shares at $7.75 per share. $2.2 million of this offering closed as of March 31, 2008, and $2.1 million closed on April 23, 2008, after receiving regulatory approval for a rebuttal of control filing. This capital will be used to support the company’s capital base in the current environment and for growth of the banking franchise. HWFG is taking steps to further increase its capital base with an emphasis on strategies that are not dilutive to its book value per share. To that end, on April 25, 2008, it reached agreement to sell its real estate investment in Princeville, Hawaii for $1.2 million with an expected pre-tax gain of approximately $800 thousand and sold $16.0 million in lower spread earning mortgage loans for an additional pre-tax gain of approximately $250 thousand.
Liquidity and Capital Resources
     Liquidity — The liquidity of Los Padres Bank was 7.68% at March 31, 2008 as compared to 14.5% at March 31, 2007. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At March 31, 2008, Los Padres Bank’s “liquid” assets totaled approximately $77.1 million.
     In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and a revolving line of credit loan facility, which it maintains with two banks. At March 31, 2008, the Bank had $232.0 million in FHLB advances and had $206.2 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $58.1 million based on excess collateral pledged at the FHLB as of March 31, 2008.
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

     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2008, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At March 31, 2008, the Bank’s Tier 1 (Core) Capital Ratio was 6.7%, Total Risk-Based Capital Ratio was 10.2%, Tier 1 Risk-Based Capital Ratio was 9.5% and Leverage Ratio was 6.7%.
     On November 1, 2007, HWFG re-affirmed its share repurchase program of up to 200,000 shares as market conditions warrant. No shares were repurchased by the Company in 2007 or the March 2008 quarter.
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
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2007. There are no changes to these policies as of March 31, 2008.
Cautionary Statement Regarding Forward-Looking Statements.
     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2007 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2008, these prepayment assumptions varied from 3.2% to 51.3% for fixed-rate mortgages and mortgage-backed securities and varied from 3.4% to 28.7% for adjustable-rate mortgages and mortgage-backed securities.

     The following table sets forth at March 31, 2008, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the March 2008 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points) (1)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$33,521	$23,144	$11,686		($17,955)	($39,056)	($60,662)
Market value gain (loss) of liabilities	(25,548)	(17,057)	(8,179)		7,663	19,137	32,881

Market value gain (loss) of net assets before interest rate contracts	7,973	6,087	3,507		(10,292)	(19,919)	(27,781)

Market value gain (loss) of interest rate contracts	(19,530)	(13,673)	(6,660)		6,330	12,352	18,086

Total change in MVPE (2)	($11,557)	($7,586)	($3,153)		($3,962)	($7,567)	($9,695)

Change in MVPE as a percent of:
MVPE (2)	-18.85%	-12.37%	-5.14%		-6.46%	-12.34%	-15.81%
Total assets of the Bank (3)	-1.01%	-0.68%	-0.29%		-0.25%	-0.46%	-0.56%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $61.3 million at March 31, 2008.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
     The table set forth above does not purport to show the impact of interest rate changes on the Company’s equity under generally accepted accounting principles. Market value changes only impact the Company’s income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments as an impact on recorded yields.
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The evaluation was based on confirmations provided by a number of senior officers. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting
     For the quarter ended March 31, 2008, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There were no material changes in the first quarter of 2008 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2007.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of 2008, the Company completed a private placement of common shares to eleven accredited investors and directors of the Company and Bank as follows:

			Number of
		Price	Shares	Amount
Date	Title of Security	Per Share	(In thousands)	(In thousands)

March 27, 2008	Common	$7.75	281	$2,178
April 23, 2008	Common	7.75	269	2,085

Total			550	$4,263

     The placement was sold on a best-efforts basis by the Company’s officers and directors, and no commissions or investment banking fees were paid for the sale of the shares. $2.1 million of this offering or 269 thousand shares were subject to regulatory approval of a rebuttal of control filing and closed on the April 23, 2008. The sale of the shares was completed in reliance on the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933. The proceeds from this offering will be used for general corporate purposes of the Company, including augmenting capital at the Company’s subsidiary Bank.

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

HARRINGTON WEST FINANCIAL GROUP, INC.

May 14, 2008	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 14, 2008	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

May 14, 2008	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)