Form 10-Q
period 2008-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2008-08-06
CIK 1063997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,131,243 shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 2008.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of June 30, 2008 and December 31, 2007	2

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2008 and Year Ended December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4T. Controls and Procedures	28

Part II — Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$18,636	$14,433
Trading account assets	967	2,307
Securities, available-for-sale	290,004	351,466
Securities held to maturity (fair value of $53 at June 30, 2008 and $58 at December 31, 2007)	51	56
Loans receivable, net of allowance for loan losses of $6,847 at June 30, 2008 and $6,446 at December 31, 2007	802,538	782,626
Accrued interest receivable	3,831	5,168
Real estate owned	4,135	—
Premises, equipment and other long-term assets	17,887	16,917
Due from broker	4	1
Prepaid expenses and other assets	2,786	2,848
Investment in FHLB stock, at cost	14,551	12,474
Income taxes receivable	3,073	—
Cash surrender value of life insurance	20,764	20,524
Deferred tax asset	16,374	8,384
Goodwill	5,496	5,496
Other intangible assets	578	702

Total assets	$1,201,675	$1,223,402

Liabilities:
Deposits:
Interest-bearing deposits	$855,900	$786,263
Non-interest-bearing demand deposits	43,813	50,070

Total Deposits	899,713	836,333
FHLB advances	192,000	247,000
Securities sold under repurchase agreements	34,351	49,981
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	7,939	8,769
Income taxes payable	—	503

Total liabilities	1,159,777	1,168,360

Shareholders’ equity
Preferred stock, $.01 par value; 1,200,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 10,800,000 shares authorized; 6,131,243 shares issued and outstanding as of June 30, 2008 and 5,554,003 shares issued and outstanding December 31, 2007	61	56
Additional paid-in capital	39,091	34,424
Retained earnings	30,850	35,368
Accumulated other comprehensive loss	(28,104)	(14,806)

Total shareholders’ equity	41,898	55,042

Total liabilities and shareholders’ equity	$1,201,675	$1,223,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/LOSS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income:
Loans	$13,671	$15,080	$27,871	$30,073
Securities	4,786	4,234	10,151	8,560

Total interest income	18,457	19,314	38,022	38,633

Interest expense:
Deposits	7,829	7,799	16,312	15,377
Interest on FHLB advances, repos & other debt	3,366	3,891	6,734	7,953

Total interest expense	11,195	11,690	23,046	23,330

Net interest income	7,262	7,624	14,976	15,303
Provision for loan losses	400	100	900	200

Net interest income after provision for loan losses	6,862	7,524	14,076	15,103

Non-interest income:
Gain (loss) on sale of available for sale securities	(295)	(1,004)	1,107	(1,004)
Income (loss) from trading assets	6	1	(8,663)	6
Other-than-temporary loss	(2,412)	—	(2,482)	—
Gain on termination of cash flow hedge	2,338	—	2,338	—
Loss on write-down of real estate owned	(2,603)	—	(2,603)	—
Other income	1,048	—	1,049	—
Increase in cash surrender value of life insurance	49	206	242	407
Banking fee and other income	886	924	1,726	1,797

Total non-interest income	(983)	127	(7,286)	1,206

Non-interest expense:
Salaries and employee benefits	3,261	3,235	6,797	6,511
Premises and equipment	1,023	969	2,016	1,918
Insurance premiums	227	86	439	171
Marketing	143	117	239	231
Computer services	290	228	546	448
Professional fees	170	204	305	466
Office expenses and supplies	218	205	427	418
Other	752	703	1,425	1,281

Total non-interest expense	6,084	5,747	12,194	11,444

Income (loss) before income taxes	(205)	1,904	(5,404)	4,865
Provision for income tax expense (benefit)	(74)	708	(2,027)	1,813

Net income (loss)	$(131)	$1,196	$(3,377)	$3,052

Basic earnings/(loss) per share	$(0.02)	$0.22	$(0.58)	$0.55
Diluted earnings/(loss) per share	$(0.02)	$0.21	$(0.58)	$0.54
Basic weighted-average shares outstanding	6,131,243	5,546,653	5,860,739	5,531,530
Diluted weighted-average shares outstanding	6,131,243	5,653,321	5,860,739	5,643,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2007	5,460,393	$55	$33,332	$34,964		$(653)	$67,698
Comprehensive income/(loss)

Net income				4,168	4,168		4,168

Other comprehensive loss, net of tax
Unrealized losses on securities					(10,757)	(10,757)	(10,757)
Effective portion of change in fair value of cash flow hedges					(3,396)	(3,396)	(3,396)

Total comprehensive loss					$(9,985)

Stock options exercised including tax benefit of $125	93,610	1	719				720
Stock compensation expense			373				373
Dividends on Common Stk at $.675/Shr				(3,764)			(3,764)

BALANCE, DECEMBER 31, 2007	5,554,003	56	34,424	35,368		(14,806)	55,042

Comprehensive loss

Net loss				(3,377)	$(3,377)		(3,377)

Other comprehensive loss, net of tax
Unrealized losses on securities					(13,409)	(13,409)	(13,409)
Effective portion of change in fair value of cash flow hedges					111	111	111

Total comprehensive loss					$(16,675)

Stock options exercised including tax benefit of $25	27,240	—	233				233
Shares issued in private offering at $7.75	550,000	5	4,257				4,262
Stock compensation expense			177				177
Dividends on Common Stk at $.195/Shr				(1,141)			(1,141)

BALANCE, JUNE 30, 2008	6,131,243	$61	$39,091	$30,850		$(28,104)	$41,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(3,377)	$3,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(295)	(228)
Depreciation and amortization	735	768
Amortization of premiums and discounts on loans receivable and securities	(467)	720
Deferred income taxes	(7,990)	(66)
Provision for loan losses	900	200
Activity in trading account assets	(1,311)	(25)
Loss (gain) on sale of trading securities	2,651	(3)
Loss (gain) on sale of available-for-sale securities	(1,107)	1,004
Gain on termination of cash flow swaps	(2,338)	—
Loss on other-than-temporary impairment	2,482	—
Loss on write-down of real estate owned	2,603	—
FHLB stock dividend	(346)	(391)
Earnings on bank owned life insurance	(242)	(407)
Decrease in accrued interest receivable	1,337	71
Increase in income tax receivable, net of payable	(3,576)	(649)
Decrease in prepaid expenses and other assets	9,634	1,059
Stock compensation expense	177	204
Decrease in accounts payable, accrued expenses, and other liabilities	(706)	(829)

Net cash (used in) provided by operating activities	(1,236)	4,480

Cash flows from investing activities:
Net increase in loans receivable	(43,432)	(2,341)
Proceeds from sale of loans	16,133	—
Proceeds from sales of securities available for sale	171,925	35,999
Purchases of securities available for sale	(162,501)	(77,433)
Principal paydowns on securities available for sale	29,671	62,681
Principal paydowns on securities held to maturity	5	7
Proceeds from sale of real estate acquired through foreclosure	53	—
Net purchase of premises and equipment	(1,888)	(272)
Proceeds from sale of fixed assets	1,100	—
Redemption (purchase) of FHLB Stock	(1,731)	1,799

Net cash provided by investing activities	9,335	20,440

Cash flows from financing activities:
Net increase in deposits	63,380	38,143
Decrease in securities sold under agreements to repurchase	(15,630)	(14,984)
Decrease in FHLB advances	(55,000)	(50,000)
Proceeds from exercise of stock options, including tax benefits	233	661
Proceeds from shares issued in private offering	4,262	—
Dividends paid on common stock	(1,141)	(1,394)

Net cash used in financing activities	(3,896)	(27,574)

Net increase (decrease) in cash and cash equivalents	4,203	(2,654)
Cash and cash equivalents at beginning of period	14,433	21,178

Cash and cash equivalents at end of period	$18,636	$18,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business of the Company - Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate seventeen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, three Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $182.8 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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

\

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
     Adoption of new accounting standards - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
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
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement expands the disclosure requirements of FASB Statement No. 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company plans to include the required disclosures in its first interim reporting period ending March 31, 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009.

The Company has not yet determined the impact SFAS No. 141(R) may have on its financial position, results of operations or cash flows
2. FAIR VALUE
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
     Level 2: Significant other observable inputs other than Level 1 prices such as, quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
     The fair values of trading securities and securities available for sale are determined by obtaining matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). All of our securities are quoted using observable market information for similar assets which requires HWFG to report and use Level 2 pricing.
     Our derivative instruments consist of interest rate swaps, as such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgments (Level 2 inputs).
     Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at June 30, 2008 Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$967	—	$967	—
Available for sale securities	$290,004	—	$290,004	—
Liabilities:
Interest rate swaps	$4,799	—	$4,799	—

     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at June 30, 2008 Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$7,113	—	$7,113	—
     Loans - The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated primarily by using the value of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans had a carrying amount of $7.6 million, with a valuation allowance of $549 thousand.
3. EARNINGS (LOSS) PER SHARE
     The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2008			Six months ended June 30, 2008
(net income/(loss) amounts	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(131)	6,131,243	$(0.02)	$(3,377)	5,860,739	$(0.58)
Effect of dilutive stock options		—	—		—	—

Diluted EPS	$(131)	6,131,243	$(0.02)	$(3,377)	5,860,739	$(0.58)

	Three months ended June 30, 2007			Six months ended June 30, 2007
	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,196	5,546,653	$0.22	$3,052	5,531,530	$0.55
Effect of dilutive stock options		106,668	(0.01)		111,807	(0.01)

Diluted EPS	$1,196	5,653,321	$0.21	$3,052	5,643,337	$0.54

     Anti-dilutive options totaling 771,515 and 216,375 for year-to-date ended June 30, 2008 and 2007, respectively, are excluded from the calculation of earnings per share.
4. OTHER-THAN-TEMPORARY IMPAIRMENT
     As further discussed in Management’s Discussion and Analysis, management determined that seven available-for-sale securities with an amortized cost of $6.6 million were deemed other than temporarily impaired. As such, these securities were written down by $2.4 million to fair value through earnings in the June 2008 quarter.
5. TOTAL RATE OF RETURN SWAPS
     HWFG has invested in total rate of return (TROR) swaps having a diversified pool of high credit quality securities as the underlying index to provide diversification benefits and in an effort to profit from wide market spread. However, in the extremely adverse credit conditions of 2008, spreads on almost all non-agency mortgage securities widened precipitously and to all time wide levels on AAA commercial mortgage backed securities (CMBS). As a result, HWFG incurred a net after-tax mark to market loss of $4.5 million in the first quarter of 2008. In the June 2008 quarter, the remaining CMBS related positions and hedges of borrowings for CMBS were fully disposed of at an after-tax gain of $1.3 million, as spreads partially recovered by early June.
6. LOANS SOLD
     On April 30, 2008, management entered into an agreement with Federal Home Loan Mortgage Corp to sell 94 loans or $16.7 million of lower spread earning fixed rate single family mortgage loans. Subsequent to the agreement, two loans paid off resulting in the sale of 92 loans at $16.0 million. The transaction settled May 15, 2008, with a $255 thousand pre-tax gain. A mortgage servicing right of $140 thousand was recorded on the sale date.
     Mortgage loans originated that were not originally intended for sale in the secondary market are accounted for at the lower of cost or fair value in accordance with FAS65, Accounting for Certain Mortgage Banking Activities.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Profile
     Harrington West Financial Group, Inc. (NASDAQ: HWFG) is a diversified, community-based, financial institution holding company. Our primary business is delivering an array of financial products and services to commercial and retail consumers through our seventeen full-service banking offices in multiple markets. We also operate Harrington Wealth Management Company, our wholly owned subsidiary, which provides trust and investment management services to individuals and small institutional clients through customized investment allocations and a high service approach. The culture of our company emphasizes building long-term customer relationships through exemplary personalized service. Our corporate headquarters are in Solvang, California with executive offices in Scottsdale, Arizona.

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
     Since 1997, we have grown from 4 banking offices to 17 banking offices. We have 11 full service banking offices on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking offices in Johnson County, Kansas, in the fastest growing area of the Kansas City metro, and 3 offices in Scottsdale, Arizona. The Company also owns two parcels for future development in Gilbert, Arizona and Phoenix, Arizona in the Deer Valley Airpark. These banking centers are expected to be developed over the next 18 to 24 months depending on the Company’s performance and the length of the entitlement process.
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
     We invest in a short duration and high credit quality investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allow us to compete effectively against other institutions that do not engage in these activities.
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
Concentrate on Selected Performance Measures
     We evaluate our performance based upon the primary measures of return on average equity, which we are trying to maintain in the low to mid-teens, earnings per share growth, additional franchise value creation through the growth of deposits, loans and wealth management assets and risk management of credit, operations, interest rate risk and liquidity. We may forego some short term profits to invest in operating expenses for branch development in an effort to earn future profits. Given the current environment in 2008, evidenced by a very weak housing market, adverse credit conditions, and a soft economy, we have shifted our emphasis to heightened risk management, capital preservation, increasing liquidity, and producing stable earnings.
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
     Together, we believe these factors will contribute to consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
     The Company reported a net loss of $131 thousand or 2 cents per share on a diluted basis in the June 2008 quarter compared to net income of $1.2 million or 21 cents per diluted share, respectively, in the June 2007 quarter. For the first six months of 2008, HWFG reported a loss of $3.4 million or 58 cents per diluted share compared to net income of $3.1 million or 54 cents per diluted share in the same period a year ago. The net loss for the first six months of 2008 was due to a net mark-to-market after-tax loss of $4.5 million on HWFG’s AAA-rated commercial mortgage backed securities (CMBS) total rate of return (TROR) swaps, CMBS securities, related hedges, and other securities, which occurred in the March 2008 quarter and a $1.5 million after-tax other-than-temporary loss on available for sale securities. These losses resulted as spreads on mortgage securities widened greatly and prices declined due to the extremely adverse liquidity and credit conditions. In the June 2008 quarter, the remaining CMBS related positions and hedges of borrowings for CMBS were fully disposed of at an after-tax gain of $1.3 million, as spreads partially recovered by early June.
     HWFG’s net interest income was $7.3 million in the June 2008 quarter versus $7.6 million in the June 2007 quarter and down from the $8.5 million in the December 2007 quarter. Net interest margin in the June 2008 quarter was 2.37% compared to 2.60% and 2.85% in the March 2008 and June 2007 quarter, respectively. The decline in net interest income and margin in the June 2008 quarter and for the first six months of 2008 can be attributed to the short-term lag between the re-pricing of HWFG’s Prime and LIBOR based loans and securities and the re-pricing of its certificate of deposit (CD) accounts. So far in 2008, Prime and LIBOR rates have declined by approximately 2.25% on approximately $550 million of loans and securities, while over $600 million of HWFG’s CD’s re-price throughout 2008. Furthermore, the rotation for part of the June 2008 quarter from off balance sheet AAA-rated CMBS TROR swaps to on balance sheet AAA-rated CMBS securities resulted in a temporary dilution of net interest margin from the addition of lower margin leverage. HWFG estimates that approximately half of the net interest margin decline in the June 2008 quarter of 23 bps results from the temporary leverage in AAA-rated CMBS securities (on balance sheet) rather than CMBS TROR swaps (off balance sheet), and the other half of the decline is related to the lag in re-pricing of floating rate loans and securities relative to CD’s. HWFG expects improvement in net interest margin in the latter half of 2008 as the full effect of the CD repricing is realized and a positive mix change results from the reduction of securities.
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

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$805,870	$13,671	6.80%	$760,855	$15,080	7.94%
FHLB stock	14,236	210	5.93%	13,689	149	4.37%
Securities and trading account assets (2)	386,999	4,529	4.68%	287,358	4,011	5.58%
Cash and cash equivalents (3)	20,221	47	0.93%	12,353	74	2.40%

Total interest earning assets	1,227,326	18,457	6.02%	1,074,255	19,314	7.20%

Non-interest-earning assets	37,208			52,823

Total assets	$1,264,534			$1,127,078

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$164,232	$1,042	2.55%	$100,540	$665	2.65%
Passbook accounts and certificates of deposit	686,836	6,787	3.97%	589,713	7,134	4.85%

Total deposits	851,068	7,829	3.70%	690,253	7,799	4.53%

FHLB advances (4)	245,013	2,710	4.45%	233,363	2,946	5.06%
Reverse repurchase agreements	41,614	311	2.96%	54,467	426	3.09%
Other borrowings (5)	25,774	345	5.30%	25,774	519	7.97%

Total interest-bearing liabilities	1,163,469	11,195	3.85%	1,003,857	11,690	4.65%

Non-interest-bearing deposits	43,961			47,420
Non-interest-bearing liabilities	11,601			5,842

Total liabilities	1,219,031			1,057,119
Stockholders’ equity	45,503			69,959

Total liabilities and stockholders’ equity	$1,264,534			$1,127,078

Net interest-earning assets (liabilities)	$63,857			$70,398

Net interest income/interest rate spread		$7,262	2.17%		$7,624	2.55%

Net interest margin			2.37%			2.85%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.49%			107.01%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$797,473	$27,871	7.00%	$760,559	$30,073	7.93%
FHLB stock	13,356	375	5.65%	14,166	367	5.22%
Securities and trading account assets (2)	377,308	9,654	5.12%	295,095	8,043	5.45%
Cash and cash equivalents (3)	18,991	122	1.29%	12,222	150	2.47%

Total interest earning assets	1,207,128	38,022	6.31%	1,082,042	38,633	7.16%

Non-interest-earning assets	38,601			53,913

Total assets	$1,245,729			$1,135,955

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$145,089	$1,870	2.59%	$102,259	$1,350	2.66%
Passbook accounts and certificates of deposit	686,328	14,442	4.23%	584,238	14,027	4.84%

Total deposits	831,417	16,312	3.95%	686,497	15,377	4.52%

FHLB advances (4)	239,935	5,257	4.41%	238,674	6,005	5.07%
Reverse repurchase agreements	45,975	699	3.01%	59,533	915	3.06%
Other borrowings (5)	25,774	778	5.97%	25,774	1,033	7.97%

Total interest-bearing liabilities	1,143,101	23,046	4.04%	1,010,478	23,330	4.63%

Non-interest-bearing deposits	44,706			48,407
Non-interest-bearing liabilities	11,968			7,647

Total liabilities	1,199,775			1,066,532
Stockholders’ equity	45,954			69,423

Total liabilities and stockholders’ equity	$1,245,729			$1,135,955

Net interest-earning assets (liabilities)	$64,027			$71,564

Net interest income/interest rate spread		$14,976	2.27%		$15,303	2.53%

Net interest margin			2.48%			2.84%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.60%			107.08%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.

     The Company reported interest income of $18.5 million for the three months ended June 30, 2008, compared to $19.3 million for the three months ended June 30, 2007, a decrease of $857 thousand or 4.4%. The Company reported interest income of $38.0 million for the six months ended June 30, 2008, compared to $38.6 million for the six months ended June 30, 2007, a decrease of $610 thousand or 1.6%. The decrease during the periods was due primarily to a declining yield on the loan portfolio, which was a reflection of declining market rates.
     The Company reported total interest expense of $11.2 million for the three months ended June 30, 2008, compared to $11.7 million for the three months ended June 30, 2007, a decrease of $495 thousand or 4.2%. For the six months ended June 30, 2008, the Company reported total interest expense of $23.0 million, compared to $23.3 million for the six months ended June 30, 2007, a decrease of $284 thousand or 1.2%. The decrease in interest expense during the period was attributable to a reduced cost of funds on FHLB advances and deposits.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$6,945	6013	$6,446	$5,914

Charge-offs:
Real estate loans:
Commercial	(306)	—	(306)	—
Consumer and other loans	(217)	—	(218)	(1)

Total charge-offs	(523)	—	(524)	(1)

Recoveries	25	—	25	—

Net charge-offs	(498)	—	(499)	(1)

Provision for losses on loans	400	100	900	200

Balance at end of period	$6,847	$6,113	$6,847	$6,113

Allowance for loan losses as a percent of total loans outstanding at the end of the period	0.85%	0.80%	0.84%	0.80%

Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.00%	0.06%	0.00%
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
     In the June 2008 quarter, $400 thousand was added to the provision for loan losses for specific valuation allowances and for the general allowance based on the mix and growth in loans.
     During the June 2008 quarter, $6.7 million of HWFG’s non-accrual loans migrated to REO and were written down by $2.6 million to $4.1 million, leaving $6.9 million in non-accrual loans. Of this write-down, $2.5 million pertains to a group of single family rental properties (with a $4.9 million loan balance at foreclosure) in the Kansas City metro in low to moderate income areas that were neglected by the borrower. Subsequent to the foreclosure of the properties in the June 2008 quarter, management obtained updated appraisals that indicated a sever decline in the value of the properties as compared to the original appraisals on the properties. The deterioration of the market values for these rental properties combined with borrowers’ neglect, led to the $2.5 million write down, which was recognized as a loss on write-down of real estate owned in the condensed consolidated statement of income. Upon acquisition of the properties, HWFG has taken aggressive management action to refurbish selected properties and increase rental income for future sale of the properties.
     In the June quarter, $17.0 million of mortgage securities were downgraded by the rating agencies with these securities having at least one of three ratings below investment grade, raising the total of securities in this category to $24.0 million. As a result of the downgrades, 7 securities with a book value of $6.6 million were determined to be other than temporarily impaired and written down by $2.4 million. (Refer to page 22 for a description of our processes for evaluating these ratings downgrades. HWFG continues to believe the market prices of its mortgage securities portfolio do not reflect the expected cash flow performance, and the mark-to-market loss reflected in equity of approximately $4.50 per share will recover to a material extent as spreads tighten and/or principal is returned at par. However, a further severe weakening of the real estate markets could alter this expectation, and therefore, no assurances can be given to the extent of any recoveries or further mark- to-market changes.
     Banking fee and other income was $935 thousand in the June 2008 quarter compared to $1.1 and $1.0 million in the June 2007 and March 2008 quarters, respectively. This decline in the June 2008 quarter was due to a lower crediting (interest) rate and total return (which has since rebounded in the September 2008 quarter) on its cash surrender value of life insurance investment, and lower mortgage brokerage fees in the weak mortgage banking environment. Deposit and Harrington Wealth Management fees continued to grow from the comparable quarters. A summary of banking fee and other income is illustrated in the following chart:

	Banking Fee & Other Income
	(Dollars in thousands)
	June	June		June	June
	2008	2007	%	2008	2007	%
	Quarter	Quarter	Change	YTD	YTD	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$188	$270	(30.4%)	$335	$510	(34.3%)
Deposit, Other Retail Banking Fees & Other Fee Income	442	413	7.0%	882	809	9.0%

Harrington Wealth Management Fees	256	241	6.2%	509	478	6.5%
Increase in Cash Surrender Value of Life Insurance, net	49	206	(76.2%)	242	407	(40.5%)

Total Banking Fee & Other Income	$935	$1,130	(17.3%)	$1,968	$2,204	(10.7%)

     Operating expenses were controlled in the June 2008 quarter at $6.1 million compared to $5.7 million in the June 2007 quarter and $6.1 million in the March 2008 quarter. Operating expenses were virtually unchanged from the March 2008 quarter, as incentive and benefit compensation was reduced, and the deferral of loan costs increased with the nature and size of the loan production. These benefits were offset by the full staffing of the new Surprise, Arizona banking center and its related costs, as well as higher real estate owned (REO) expenses. For the first six months of 2008, operating expenses were $12.2 million compared to $11.4 million in the same period in 2007. The increase in expenses for the year-to-date period is attributed to increases in FDIC insurance expense as Los Padres Bank’s insurance premium credit was fully used, other insurance costs, start-up and operating costs for the Surprise banking center, and expenses to maintain and manage its REO.
Financial Condition
     HWFG continues to be affected by the dislocations in the credit markets, the weak real estate market, and the overall slowdown in the economy. Although its investment portfolio is of high credit quality, spreads on these largely mortgage investments have widened greatly due to the severe illiquidity and credit crisis in the markets, and as a result, the fair values have declined. HWFG performs independent analysis of the credit quality of the investment portfolio and its ability to earn all cash flows, and based on this analysis and the current state of the housing market, it expects to earn virtually all the related principal and interest from these investments. However, a further weakening of the housing market and general economy could affect this expected outcome adversely. Also, although HWFG has not experienced concentrated credit quality issues in its loan portfolio due to its diversification by market and loan type and underwriting standards, the weak real estate markets and economy have affected some borrowers and related credits, with deterioration of credit quality in some already classified credits.
Securities and Investment Activities
     The Company manages the securities portfolio in an effort to enhance net interest income and market value, as opportunities arise, and deploys excess capital in investments until such time as the company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.
     In the March 2008 quarter, investment returns were negatively affected, as AAA-rated CMBS spreads (Lehman AAA 8.5+ year index) widened markedly to the duration matched LIBOR benchmark by 157 bps, from 104 bps at December 31, 2007 to 261 bps at March 31, 2008. Over the five year period leading up to the credit crisis which began in the second half of 2007, this AAA-rated CMBS index spread averaged 33 bps, and ranged from a low of 22 bps to a high of 60 bps. $70 million of HWFG’s

AAA-rated CMBS TROR swap positions expired by March 31, 2008 and were not renewed. The remaining $10 million notional amount expired at April 30, 2008 and was cross hedged until expiration. These positions were established to capitalize on a diversified portfolio of CMBS as spreads widened in the third quarter of 2007. As a result of the widening, HWFG incurred mark-to-market losses on these CMBS TROR positions and other CMBS related positions of $4.5 million after tax in the March 2008 quarter. In early April 2008, HWFG purchased about $50 million of AAA-rated CMBS in its available for sale (AFS) portfolio to earn the wide risk-adjusted spreads still available on these securities. By the end of the June 2008 quarter, the remaining CMBS related positions and hedges of borrowings for CMBS were fully disposed of at an after-tax gain of $1.3 million, as spreads partially recovered by early June. In the period from 2003 to 2006, HWFG had earned $3.7 million after-tax on such positions.
     The fair value of securities classified as available for sale decreased to $290.0 million at June 30, 2008, as compared to $351.5 million at December 31, 2007, a decrease of $61.5 million, or 17.5%, due to net sales, amortization, and market value declines. As of the quarter ended June 30, 2008, the Company’s available for sale portfolio had an unrealized market value loss of $25.2 million, which is reflected as a reduction in stockholders’ equity on an after-tax basis. As of June 30, 2008, based on the current state of the housing market HWFG expects to earn virtually all principal and interest on its investment securities; however, a more severe deterioration of the housing market could result in a material portion of the amount of the unrealized loss on investment securities at June 30, 2008, to be recognized in the income statement. If all cash flows are earned on the investments, the unrealized loss of $25.2 million on the AFS portfolio would be near zero with a substantial increase in shareholders’ equity and book value per share. For the six months ending June 30, 2008, HWFG recognized an after tax loss of $1.6 million in other-than-temporary impairment on available for sale securities.
     The amortized cost and market values of available for sale securities are as follows:

	Amortized
	Cost	Fair Value
June 30, 2008

Mortgage-backed securities — pass throughs	$55,478	$55,274
Collateralized mortgage obligations	92,918	81,875
Asset-backed securities (underlying securities mortgages)	180,150	151,334
Asset-backed securities	1,742	1,521

	$330,288	$290,004

	Amortized
	Cost	Fair Value
December 31, 2007

Mortgage-backed securities — pass throughs	$69,570	$69,101
Collateralized mortgage obligations	114,101	111,805
Asset-backed securities (underlying securities mortgages)	184,724	168,822
Asset-backed securities	1,900	1,738

	$370,295	$351,466

     Over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2005-2007 time period. As of June 30,

2008, the Company held $13.8 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” rated by at least one of three recognized rating agencies. Of this group, $4.0 million was still rated investment grade by one rating agency. Furthermore, 81% of the fair value or 78% of the portfolio based on amortized cost, of the portfolio remained “AA” rated or higher by recognized rating agencies. As of June 30, 2008, the composition of the Company’s available for sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value
June 30, 2008

Agency	$55,478	$55,274
AAA	111,962	102,753
AA	90,622	77,473
A	28,382	24,961
BBB	19,713	15,407
Below investment grade	24,131	14,136

	$330,288	$290,004

	Amortized
	Cost	Fair Value
December 31, 2007

Agency	$69,570	$69,101
AAA	139,890	138,744
AA	115,084	106,090
A	41,621	34,691
BBB	170	170
Below investment grade	3,960	2,670

	$370,295	$351,466

     HWFG is not a program originator of sub-prime loans but does invest in investment grade sub-prime securities, largely rated AAA or AA by one or more rating agency, in a portion of its investment portfolio when the Company’s analysis indicates the spreads and return potential of these securities are high relative to the underlying risk. HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities. HWFG has not invested in collateralized debt obligations (CDO’s) and does not anticipate doing so. As of June 30, 2008, the composition of the Company’s available for sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value
June 30, 2008

Agency	$55,478	$55,274
Prime	84,062	75,860
Alt-A	7,342	6,102
Subprime	179,427	149,549
Other	3,979	3,219

	$330,288	$290,004

	Amortized
	Cost	Fair Value
December 31, 2007

Agency	$69,570	$69,101
Prime	104,195	103,202
Alt-A	9,217	8,475
Subprime	183,065	166,715
Other	4,248	3,973

	$370,295	$351,466

     HWFG monitors its investments on an on-going basis and, at least quarterly, performs analysis on certain of its investments in order to ascertain whether any decline in market value is other than temporary. In the quarter ended June 30, 2008, the results of this analysis indicated that a portion of the decline in market value of seven securities, with a book value of $6.6 million, was other than temporary, and, as a result, the affected securities were written down by $2.4 million.
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
     Net loan balances were $802.5 million at June 30, 2008, compared to $782.4 million and $759.4 million at March 31, 2008 and June 30, 2007, respectively. In the June 2008 quarter, HWFG sold $16.0 million of low spread earning single family mortgage loans for a $255 thousand gain. The loan portfolio, net of these sold loans, grew $20.1 million in the June 2008 quarter. HWFG has curtailed acquisition and development lending in the September 2008 quarter, given the current real estate environment, and has increased loan spreads, based on its credit analysis and the current level of market spreads
     The loan portfolio continues to be diversified among HWFG’s business lines as shown in the following chart:

	HWFG Net Loan Growth and Mix
	(Dollars in millions)
	June 30, 2008		December 31, 2007		June 30, 2007
		% of				% of
Loan Type	Total	Total	Total	% of Total	Total	Total
Commercial Real Estate	$269.6	33.2%	$266.3	33.6%	$249.7	32.6%
Multi-family Real Estate	90.3	11.1%	82.7	10.4%	81.6	10.6%
Construction (1)	139.6	17.2%	126.5	16.0%	126.1	16.4%
Single-family Real Estate	119.0	14.7%	125.5	15.9%	114.4	14.9%
Commercial and Industrial Loans	118.2	14.6%	117.8	14.9%	119.3	15.5%
Unimproved Land	45.5	5.6%	45.3	5.7%	49.4	6.4%
Consumer Loans	26.0	3.2%	24.5	3.1%	24.5	3.2%
Other Loans (2)	3.2	0.4%	2.8	0.4%	2.8	0.4%

Total Gross Loans	811.4	100.0%	791.4	100.0%	767.8	100.0%
Allowance for loan loss	(6.8)		(6.4)		(6.1)
Deferred fees	(1.6)		(1.9)		(1.9)
Discounts/Premiums	(0.5)		(0.5)		(0.4)

Net Loans Receivable	$802.5		$782.6		$759.4

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2008, we had $46.9 million of construction loans secured by single-family residential properties, $55.9 million secured by commercial properties, $36.7 million for land development and $79 thousand secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
     The level and nature of classified loans remained relatively stable at June 30, 2008 compared to March 31, 2008. The total pool of classified loans has ranged from $7.0 to $16.0 million over the last several quarters, with $11.0 million in non-accrual loans and real-estate owned (REO) at June 30, 2008 compared to $12.0 million at March 31, 2008 and $3.3 million at December 31, 2007. During the June 2008 quarter, $6.7 million of HWFG’s non-accrual loans were transferred to REO and were written down by $2.6 million to $4.1 million, leaving $6.9 million in non-accrual loans. Of this write-down, $2.5 million pertains to a group of single family rental properties (with a $4.9 million loan balance at foreclosure) in the Kansas City metro in low to moderate income areas that were neglected by the borrower. Upon acquisition of the properties, HWFG has taken action to refurbish selected properties and increase rental income in order to maximize the price on future sale of the properties.
     Given the growth in loans and HWFG’s credit risk analysis, $400 thousand was added to the allowance for loan losses in the June 2008 quarter. The allowance for loan losses was $6.8 million at June 30, 2008 or .85% of net loan balances.
Deposits
     Retail and commercial deposits (net of California State CD’s of $75.6 million and Brokered CD’s of $30.1 million) were $794.0 million at June 30, 2008 compared to $804.6 million and $770.9 million at March 31, 2008 and June 30, 2007, respectively. Retail and commercial deposits decreased by $10.6 million or 1.3% in the June 2008 quarter, as HWFG sought to re-price its maturing Certificates of Deposit (CD) at attractive rates and rotate CD accounts to its PowerUp program to increase interest margin in future periods. The PowerUp program combines a checking account requiring an automatic transaction with an attractively priced money market account and other relationship benefits. The PowerUp account had $133.5 million in balances at June 30, 2008, up $46.7 million in the quarter. The cost of all deposits was 3.2% at June 30, 2008, down 52 bps for the June 2008 quarter and 100 bps for the year-to-date period.
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
FHLB Advances
     Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $192.0 million at June 30, 2008, compared to $207.0 million at June 30, 2007, or 7.2%. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
Stockholders’ Equity
     Stockholders’ equity was $41.9 million at June 30, 2008, as compared to $55.0 million at December 31, 2007, a decrease of $13.1 million or 23.9%. Book value per share, therefore, was $6.83 at June 30, 2008 compared to $9.91 at December 31, 2007. The decrease in stockholders’ equity is due to a decrease of $13.4 million after-tax on the AFS portfolio due to the extreme widening of spreads, an increase of $111 thousand after-tax in the market value of cash flow hedges due to lower interest rates, and a net operating loss of $3.4 million in the first six months of 2008. Additionally, $1.1 million of dividends were paid in the first six months of 2008. Stockholders’ equity was positively influenced by $4.3 million in capital contributions, $233 thousand of additional paid in capital from options exercised, and $177 thousand from stock compensation expensed.
     On April 23, 2008, HWFG completed its previously announced private placement of common stock, raising $4.3 million in proceeds by selling 550 thousand shares at $7.75 per share. $2.2 million of this offering closed as of March 31, 2008, and $2.1 million closed on April 23, 2008, after receiving regulatory approval for a rebuttal of control filing. This capital will be used to support the company’s capital base in the current environment and for growth of the banking franchise. HWFG is taking steps to further increase its capital base with an emphasis on strategies that are not dilutive to its book value per share. To that end, on April 25, 2008, it sold its real estate investment in Princeville, Hawaii for $1.2 million with a net gain of $793 thousand and sold $16.0 million in lower spread earning mortgage loans for an additional pre-tax gain of $255 thousand.
Liquidity and Capital Resources
     Liquidity - The liquidity of Los Padres Bank was 9.05% at June 30, 2008 as compared to 13.3% at June 30, 2007. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At June 30, 2008, Los Padres Bank’s “liquid” assets totaled approximately $91.3 million.
     In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank Discount Window. At June 30, 2008, the Bank had $192.0 million in FHLB advances and had $228.3 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $65.9 million based on excess collateral pledged at the FHLB as of June 30, 2008. The Bank also had additional borrowing capacity of $25.6 million through the Federal Reserve Bank Discount Window.
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
     Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2008, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At June 30, 2008, the Bank’s Tier 1 (Core) Capital Ratio was 7.07%, Total Risk-Based Capital Ratio was 10.04%, Tier 1 Risk-Based Capital Ratio was 9.37% and Leverage Ratio was 7.07%.
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
Critical Accounting Policies
     Critical accounting policies are discussed within our Form 10-K dated December 31, 2007. There are no changes to these policies as of June 30, 2008.
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
     In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2008, these prepayment assumptions varied from 0.0% to 45.0% for fixed-rate mortgages and mortgage-backed securities and varied from 0.0% to 22.0% for adjustable-rate mortgages and mortgage-backed securities.
     The following table sets forth at June 30, 2008, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the June 2008 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points) (1)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$33,297	$22,957	$13,576		($17,571)	($36,191)	($54,691)
Market value gain (loss) of liabilities	(21,374)	(13,823)	(6,730)		8,296	17,771	28,013

Market value gain (loss) of net assets before interest rate contracts	11,923	9,134	6,846		(9,275)	(18,420)	(26,678)

Market value gain (loss) of interest rate contracts	(12,302)	(7,976)	(3,905)		3,747	7,345	10,800

Total change in MVPE (2)	($379)	$1,158	$2,941		($ 5,528)	($11,075)	($15,878)

Change in MVPE as a percent of:
MVPE (2)	-0.57%	1.76%	4.46%		-8.38%	-16.80%	-24.08%
Total assets of the Bank (3)	-0.18%	-0.01%	0.18%		-0.38%	-0.78%	-1.12%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $65.9 million at June 30, 2008.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
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
Changes in Internal Control over Financial Reporting
     For the quarter ended June 30, 2008, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in the second quarter of 2008 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the first six months of 2008, the Company completed a private placement of common shares to eleven accredited investors and directors of the Company and Bank as follows:

			Number of
		Price	Shares	Amount
Date	Title of Security	Per Share	(In thousands)	(In thousands)

March 27, 2008	Common	$7.75	281	$2,178
April 23, 2008	Common	7.75	269	2,084

Total			550	$4,262

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
Item 4: Submission of Matters to a Vote of Security Holders
The following items were submitted to the security holders for approval at the annual meeting held on June 12, 2008.
Election of the following three persons for a term of three years to the Board of Directors of the Company.
The results of the vote were as follows:

NAME	FOR	WITHHELD
Douglas T. Breeden	4,122,974	238,789
Craig J. Cerny	4,108,911	252,852
John J. McConnell	4,113,774	247,989
Ratification of Crowe Chizek and Company, LLP as independent auditors.

FOR	AGAINST	ABSTAIN
4,272,911	81,652	7,200

Item 5: Other Information
Not applicable.
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Operating Officer filed herewith.

31.3	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer, Chief Operating Officer
and Chief Financial Officer furnished herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
August 6, 2008	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 6, 2008	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

August 6, 2008	By:	/s/ KERRIL STEELE
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)