Form 10-Q
period 2008-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2008-11-12
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,590,011 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2008.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Statements of Financial Condition as of September 30, 2008 and December 31, 2007	2

Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2008 and 2007	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2008 and Year Ended December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T. Controls and Procedures	29

Part II — Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32
EX-31.1
EX-31.2
EX-31.3
EX-32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$24,549	$14,433
Trading account assets	933	2,307
Securities, available-for-sale	285,099	351,466
Securities held to maturity (fair value of $40 at September 30, 2008 and $58 at December 31, 2007)	38	56
Loans receivable, net of allowance for loan losses of $7,035 at September 30, 2008 and $6,446 at December 31, 2007	811,372	782,626
Accrued interest receivable	3,874	5,168
Real estate owned	8,841	—
Premises, equipment and other long-term assets	17,750	16,917
Due from broker	43	1
Prepaid expenses and other assets	2,607	2,848
Investment in FHLB stock, at cost	13,301	12,474
Income taxes receivable	4,065	—
Cash surrender value of life insurance	20,943	20,524
Deferred tax asset	12,823	8,384
Goodwill	5,496	5,496
Other intangible assets	591	702

Total assets	$1,212,325	$1,223,402

Liabilities:
Deposits:
Interest-bearing deposits	$856,822	$786,263
Non-interest-bearing demand deposits	45,805	50,070

Total Deposits	902,627	836,333
FHLB advances	203,000	247,000
Securities sold under repurchase agreements	20,146	49,981
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	8,280	8,769
Income taxes payable	—	503

Total liabilities	1,159,827	1,168,360

Shareholders’ equity
Preferred stock, $ .01 par value; 8% non-cumulative, 1,000,000 shares authorized; 118,757 shares issued and outstanding as of September 30, 2008 with no shares issued and outstanding December 31, 2007	1	—
Common stock, $.01 par value; 9,000,000 shares authorized; 6,590,011 shares issued and outstanding as of September 30, 2008 and 5,554,003 shares issued and outstanding December 31, 2007	66	56
Additional paid-in capital — Common	42,043	34,424
Additional paid-in capital — Preferred	2,968	—
Retained earnings	27,672	35,368
Accumulated other comprehensive loss	(20,252)	(14,806)

Total shareholders’ equity	52,498	55,042

Total liabilities and shareholders’ equity	$1,212,325	$1,223,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Loans	$13,745	$15,130	$41,616	$45,202
Securities	3,838	5,112	13,989	13,674

Total interest income	17,583	20,242	55,605	58,876

Interest expense:
Deposits	6,497	8,700	22,809	24,077
Interest on FHLB advances, repos & other debt	3,401	3,500	10,134	11,452

Total interest expense	9,898	12,200	32,943	35,529

Net interest income	7,685	8,042	22,662	23,347
Provision for loan losses	1,565	200	2,465	400

Net interest income after provision for loan losses	6,120	7,842	20,197	22,947

Non-interest income:
Gain (loss) on sale of available for sale securities	—	—	1,107	(1,004)
Loss from trading assets	(28)	(378)	(8,693)	(372)
Other-than-temporary loss	(5,575)	(1,906)	(8,057)	(1,906)
Gain on termination of cash flow hedge	—	—	2,338	—
Loss on write-down of real estate owned	(393)	—	(2,996)	—
Other income	—	—	1,049	—
Increase in cash surrender value of life insurance	180	209	421	616
Banking fee and other income	879	787	2,605	2,582

Total non-interest income	(4,937)	(1,288)	(12,226)	(84)

Non-interest expense:
Salaries and employee benefits	3,428	3,308	10,225	9,817
Premises and equipment	1,025	975	3,041	2,893
Insurance premiums	247	83	685	254
Marketing	143	84	383	314
Computer services	235	239	781	687
Professional fees	198	162	503	628
Office expenses and supplies	192	195	620	613
Other	801	703	2,223	1,987

Total non-interest expense	6,269	5,749	18,461	17,193

Income (loss) before income taxes	(5,086)	805	(10,490)	5,670
Provision for income tax expense (benefit)	(1,908)	307	(3,935)	2,121

Net income (loss)	$(3,178)	$498	$(6,555)	$3,549

Basic earnings/(loss) per share	$(0.52)	$0.09	$(1.10)	$0.64
Diluted earnings/(loss) per share	$(0.52)	$0.09	$(1.10)	$0.63
Basic weighted-average shares outstanding	6,141,216	5,550,353	5,954,914	5,537,873
Diluted weighted-average shares outstanding	6,141,216	5,642,512	5,954,914	5,641,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Loss	Equity

BALANCE, JANUARY 1, 2007	—	$—	5,460,393	$55	$33,332	$34,964		$(653)	$67,698
Comprehensive income/(loss)

Net income						4,168	4,168		4,168

Other comprehensive loss, net of tax
Unrealized losses on securities							(10,757)	(10,757)	(10,757)
Effective portion of change in fair value of cash flow hedges							(3,396)	(3,396)	(3,396)

Total comprehensive loss							$(9,985)

Stock options exercised including tax benefit of $125			93,610	1	719				720
Stock compensation expense					373				373
Dividends on Common Stk at $.675/Shr						(3,764)			(3,764)

BALANCE, DECEMBER 31, 2007	—	—	5,554,003	56	34,424	35,368		(14,806)	55,042

Comprehensive loss

Net loss						(6,555)	$(6,555)		(6,555)

Other comprehensive loss, net of tax
Unrealized losses on securities							(5,736)	(5,736)	(5,736)
Effective portion of change in fair value of cash flow hedges							290	290	290

Total comprehensive loss							$(12,001)

Stock options exercised including tax benefit of $25			27,240	—	233				233
Shares issued in private offering at $7.75			550,000	5	4,257				4,262
Shares issued in private offering at $6.25			458,768	5	2,862				2,867
Shares issued in private offering at $25.00	118,757	1			2,968				2,969
Stock compensation expense					267				267

Dividends on Common Stk at $.195/Shr						(1,141)			(1,141)

BALANCE, SEPTEMBER 30, 2008	118,757	$1	6,590,011	$66	$45,011	$27,672		$(20,252)	$52,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(6,555)	$3,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(429)	(192)
Depreciation and amortization	1,038	1,141
Amortization of premiums and discounts on loans receivable and securities	(649)	797
Provision for loan losses	2,465	400
Activity in trading account assets	(1,305)	(13)
Loss (gain) on sale of trading securities	2,679	(454)
Loss (gain) on sale of available-for-sale securities	(1,107)	2,910
Gain on termination of cash flow swaps	(2,338)	—
Loss on other-than-temporary impairment	8,057	—
Loss on write-down of real estate owned	2,996	—
FHLB stock dividend	(565)	(566)
Earnings on bank owned life insurance	(421)	(616)
Decrease in accrued interest receivable	1,294	69
Increase in income tax receivable, net of payable	(4,568)	(359)
Decrease in prepaid expenses and other assets	723	697
Stock compensation expense	267	288
Decrease in accounts payable, accrued expenses, and other liabilities	(187)	(354)

Net cash provided by operating activities	1,395	7,297

Cash flows from investing activities:
Net increase in loans receivable	(58,793)	(9,258)
Proceeds from sale of loans	16,133	—
Proceeds from sales of securities available for sale	171,925	35,999
Purchases of securities available for sale	(162,501)	(175,892)
Principal paydowns on securities available for sale	41,466	83,522
Principal paydowns on securities held to maturity	18	10
Proceeds from sale of real estate acquired through foreclosure	53	—
Purchase of bank owned life insurance	—	(2,000)
Net purchase of premises and equipment	(2,067)	(1,083)
Proceeds from sale of fixed assets	1,100	—
Redemption (purchase) of FHLB Stock	(262)	3,377

Net cash provided by (used in) investing activities	7,072	(65,325)

Cash flows from financing activities:
Net increase in deposits	66,294	92,930
Decrease in securities sold under agreements to repurchase	(29,835)	(15,414)
Decrease in FHLB advances	(44,000)	(21,000)
Proceeds from exercise of stock options, including tax benefits	233	731
Proceeds from shares issued in private offering	10,098	—
Dividends paid on common stock	(1,141)	(3,066)

Net cash provided by financing activities	1,649	54,181

Net increase (decrease) in cash and cash equivalents	10,116	(3,847)
Cash and cash equivalents at beginning of period	14,433	21,178

Cash and cash equivalents at end of period	$24,549	$17,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Business of the Company – Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate seventeen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, three Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $182.7 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
          The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, real estate owned, valuation of investment securities and derivatives, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
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
          Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
          Adoption of new accounting standards – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
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

          In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 141(R) may have on its financial position, results of operations or cash flows.
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
          The fair values of trading securities and securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Many of our securities are quoted using observable market information for similar assets which requires HWFG to report and use Level 2 pricing. In early October 2008, the FASB Staff Position (FSP) No. FAS 157-3 was issued to clarify the applications of FASB Statement 157, Fair Value Measurements, in a market that is not active. The FSP clarified that in cases where observable inputs (Level 2) required significant adjustments based on unobservable data, it would be appropriate to consider Level 3 (model pricing) fair value measurements. This guidance was used in the September 2008 quarter to value selected asset-backed securities currently trading in inactive markets.
          Our derivative instruments consist of interest rate swaps. As such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgments (Level 2 inputs).

          Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$933	—	$933	—
Available for sale securities	$285,099	—	$185,258	$99,842
Liabilities:
Interest rate swaps	$4,723	—	$4,723	—
          The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
Available for sale
securities
Transfers in to Level 3	$80,471
Total gains or losses (realized / unrealized)
Recognized in earnings:
Other than temporary impairment	(5,575)
Unrealized in other comprehensive income:
Reclassification adjustment for losses recognized in earnings	5,575
Level 3 fair value adjustment	19,371

Ending balance, September 30, 2008	$99,842

          In accordance with FASB Staff Position (FSP) No. FAS 157-3, the company measured the fair value of certain available for sale securities with a carrying amount of $99.8 million using significant unobservable inputs due to a lack of an active market. The Company’s methodology utilizes pertinent information derived primarily from the security issuers’ remittance reports which then are applied to an internal cash flow model. The significant unobservable inputs include assumptions for discount rate and default rates. These securities are primarily in our adjustable rate asset-backed securities portfolio and were transferred from Level 2 to Level 3 at September 30, 2008 due to clarification of the definition of securities trading in markets that are not active as provided by FSP FAS 157-3 issued in early October 2008.

          Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$10,657	—	$10,657	—
          Loans — The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated primarily by using the value of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans had a carrying amount of $10.7 million, with a valuation allowance of $1.1 million.
3. REAL ESTATE OWNED
Real estate owned is summarized as follows:

	September 30,	September 30,
	2008	2007
Beginning balance real estate owned	$—	$—
Transfer of loans to real estate owned	11,837	—
Provision for real estate owned	(2,996)	—

Ending balance real estate owned	$8,841	$—

Changes in the valuation allowance for losses on other real estate owned were as follows:

	September 30,	September 30,
	2008	2007
Beginning valuation on real estate owned	$—	$—
Provision charged to operations	2,996	—
Amounts related to properties disposed	—	—

Ending valuation on real estate owned	$2,996	$—

4. EARNINGS (LOSS) PER SHARE
          The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2008			Nine months ended September 30, 2008
(net income/(loss) amounts	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(3,178)	6,141,216	$(0.52)	$(6,555)	5,954,914	$(1.10)
Effect of dilutive stock options & preferred stock		—	—		—	—

Diluted EPS	$(3,178)	6,141,216	$(0.52)	$(6,555)	5,954,914	$(1.10)

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$498	5,550,353	$0.09	$3,549	5,537,873	$0.64
Effect of dilutive stock options		92,159	—		104,041	(0.01)

Diluted EPS	$498	5,642,512	$0.09	$3,549	5,641,914	$0.63

          Anti-dilutive options totaling 711,115 and 320,000 for year-to-date ended September 30, 2008 and 2007, respectively, are excluded from the calculation of earnings per share. Anti-dilutive options were 711,115 and 321,700 for quarter-to-date ended September 30, 2008 and 2007, respectively
5. OTHER-THAN-TEMPORARY IMPAIRMENT
          At September 30, 2008 our asset-backed securities and collateralized mortgage backed securities had unrealized losses aggregating $28.7 million. Management reviews all securities with unrealized losses for impairment on a quarterly basis. For those with severe price declines, ratings downgrades or other indications of impairment, management stress-tests the cash flows for various delinquency, foreclosure, and recovery rate scenarios on the underlying loans, in order to determine the likelihood of receiving all scheduled interest and principal on these securities. If, as a result of that analysis, it is determined that management will not receive all scheduled interest and principal, management recognizes other than temporary impairment. As part of management’s quarterly evaluation, it was determined that eight available-for-sale securities with an amortized cost of $10.3 million were deemed other than temporarily impaired. As such, these securities were written down by $5.6 million to fair value through earnings in the September 2008 quarter. For securities where no other than temporary impairment was noted, management’s evaluation of the cash flows resulted in a conclusion that the scheduled cash flows would be realized and therefore no other than temporary impairment was recognized.
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

          Since 1997, we have grown from 4 banking offices to 17 banking offices. We have 11 full service banking offices on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking offices in Johnson County, Kansas, in the fastest growing area of the Kansas City metro, and 3 offices in the Phoenix, Arizona metro area. The Company also owns two parcels for future development in Gilbert, Arizona and Phoenix, Arizona in the Deer Valley Airpark. These banking centers are expected to be developed over the next 18 to 24 months depending on the Company’s performance and the length of the entitlement process.
Product Line Diversification
          We have broadened our product lines over the last 8 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004, we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products. During this past year, with emphasis on core deposit development, HWFG introduced the successful Power-Up account and Remote Deposit Capture. In 2008, we have added numerous convenience services to our product line such as no surcharge ATM access nationwide through the Money Pass network, E-statements for savings and checking customers, internet check re-order capability, and the convenience of on-line application for various mortgage-related products.
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
          We invest in short duration, investment grade securities and our investment portfolio is comprised largely of mortgage and related securities. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allow us to compete effectively against other institutions that do not engage in these activities.
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
Concentrate on Selected Performance Measures
          We evaluate our performance based upon the primary measures of return on average equity, earnings per share growth, additional franchise value creation through the growth of deposits, loans and wealth management assets and risk management of credit, operations, interest rate risk and liquidity. We may forego some short term profits to invest in operating expenses for branch development in an effort to earn future profits. Given the current environment in 2008, evidenced by a very weak housing market, adverse credit conditions, and a soft economy, we have shifted our emphasis to heightened risk management, capital preservation, increasing liquidity, and producing stable earnings.
Profitability Drivers
          The factors that we expect to drive our profitability in the future are as follows:
1.	Growing our low and non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction and construction-to-permanent loan lending, and selected consumer lending activities focused on home equity line of credit loans, using prudent underwriting guidelines and procedures.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a higher level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps relative to one month LIBOR over 1.00% per annum. With our skills in investment and risk management, we have utilized excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. In recent quarters, with the extremely volatile investments spreads and prices and the on going credit crisis, HWFG has allowed the investment portfolio to pay-down to increase capital levels and reduce risk.

5.	Controlling the interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process.
          Together, we believe these factors will lead to improving profitability. The effect of these factors on our financial results is discussed further in the following sections:
Results of Operations
          The Company reported a net loss of $3.2 million or 52 cents per share on a diluted basis in the September 2008 quarter compared to net income of $498 thousand or 9 cents per diluted share, respectively, in the September 2007 quarter. For the first nine months of 2008, HWFG reported a loss of $6.6 million or $1.10 dollars per diluted share compared to net income of $3.5 million or 63 cents per diluted share in the same period a year ago. These losses have been the direct result of the weak economy, severe declines in residential real estate, and the resulting credit crisis of the last 15 months, causing downward pressure on the values of mortgage loans, mortgage securities, and the underlying real estate collateral.
The net loss for the September 2008 quarter of $3.2 million was comprised of the following components:
1.	$1.5 million of after-tax core banking income (net interest income before provision for loan loss plus banking fee income minus operating expenses).

2.	$3.5 million after-tax other-than-temporary impairment on $10.3 million of securities available for sale. This loss was transferred from equity to earnings upon determination of the impairment and, therefore, has no effect on book value per share.

3.	$1.2 million in after-tax addition to reserves and write-downs on loans and real estate owned. On a pre-tax basis, this expense includes $1.6 million of provision for loan losses and $400 thousand of write-downs on real estate owned.
The net loss for the first nine months of 2008 of $6.6 million consist of the following components:
1.	$4.5 million of after-tax core banking income (net interest income before provision for loan loss plus total banking fee income minus operating expenses).

2.	$2.7 million after tax net loss on sales of CMBS, other assets and securities, CMBS total rate of return swaps and hedges, and cash flow hedges of borrowings. All CMBS related securities were eliminated in the June 2008 quarter.

3.	$5.0 million after-tax other-than-temporary impairment on $17.0 million book value of mortgage securities.

4.	$1.5 million in after-tax specific and general allowances for loan losses.

5.	$1.9 million after-tax write-downs on real estate owned.
HWFG’s net interest income was $7.7 million in the September 2008 quarter versus $8.0 million in the September 2007 quarter and up from the $7.3 million in the June 2008 quarter. Net interest margin in the September 2008 quarter was 2.67% compared to 2.37% and 2.95% in the June 2008 and September 2007 quarters, respectively. The lower net interest income in the September 2008 quarter relative to these comparative quarters were due to the lag in the repricing of the interest rates on our deposit accounts (money market and certificates of deposit) relative to the PRIME rates earned on approximately $300 million of loans and the LIBOR rates earned on approximately $200 million of securities and loans. Net interest income and net interest margin, however, rebounded to 2.67% in the September 2008 quarter from 2.37% in the June 2008 quarter as this lag in the repricing of HWFG’s CD deposit accounts started to catch-up with the repricing of HWFG’s floating rate LIBOR and PRIME based loans and securities and as HWFG reduced lower spread investment securities at the end of the June 2008 quarter. Furthermore, HWFG has made a concerted effort to re-price loan renewals and new loans at wider spreads to its funding cost to compensate for the credit environment. We expect this expansion of net interest margin will continue into the December 2008 quarter, especially if the high spreads of LIBOR rates to comparable maturity FHLB borrowing and CD rates persist throughout the quarter, tempered somewhat by the 1% decrease in the Fed Funds and PRIME rates in October 2008.
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

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$812,145	$13,745	6.76%	$763,000	$15,130	7.91%
FHLB stock	13,549	207	6.08%	12,081	161	5.29%
Securities and trading account assets (2)	326,455	3,614	4.43%	317,215	4,890	6.17%
Cash and cash equivalents (3)	13,886	17	0.49%	11,552	61	2.09%

Total interest earning assets	1,166,035	17,583	6.03%	1,103,848	20,242	7.32%

Non-interest-earning assets	37,177			51,388

Total assets	$1,203,212			$1,155,236

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$174,341	$1,095	2.50%	$97,757	$642	2.61%
Passbook accounts and certificates of deposit	628,823	5,402	3.42%	651,325	8,058	4.91%

Total deposits	803,164	6,497	3.22%	749,082	8,700	4.61%

FHLB advances (4)	261,946	2,896	4.40%	209,752	2,570	4.86%
Reverse repurchase agreements	19,999	159	3.11%	50,330	405	3.15%
Other borrowings (5)	25,774	346	5.25%	25,774	525	7.97%

Total interest-bearing liabilities	1,110,883	9,898	3.53%	1,034,938	12,200	4.66%

Non-interest-bearing deposits	40,901			45,164
Non-interest-bearing liabilities	9,379			8,704

Total liabilities	1,161,163			1,088,806
Stockholders’ equity	42,049			66,430

Total liabilities and stockholders’ equity	$1,203,212			$1,155,236

Net interest-earning assets (liabilities)	$55,152			$68,910

Net interest income/interest rate spread		$7,685	2.50%		$8,042	2.66%

Net interest margin			2.67%			2.95%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.96%			106.66%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$802,401	$41,616	6.92%	$761,381	$45,202	7.92%
FHLB stock	13,421	582	5.79%	13,463	528	5.24%
Securities and trading account assets (2)	360,233	13,268	4.91%	302,550	12,934	5.70%
Cash and cash equivalents (3)	17,277	139	1.07%	11,996	212	2.36%

Total interest earning assets	1,193,332	55,605	6.22%	1,089,390	58,876	7.21%

Non-interest-earning assets	38,126			52,822

Total assets	$1,231,458			$1,142,212

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$154,912	$2,965	2.56%	$100,742	$1,992	2.64%
Passbook accounts and certificates of deposit	667,020	19,844	3.97%	606,846	22,085	4.87%

Total deposits	821,932	22,809	3.71%	707,588	24,077	4.55%

FHLB advances (4)	247,326	8,151	4.40%	228,927	8,574	5.01%
Reverse repurchase agreements	37,253	858	3.03%	56,432	1,320	2.73%
Other borrowings (5)	25,774	1,125	5.73%	25,774	1,558	8.75%

Total interest-bearing liabilities	1,132,285	32,943	3.87%	1,018,721	35,529	4.65%

Non-interest-bearing deposits	43,428			47,315
Non-interest-bearing liabilities	11,101			7,761

Total liabilities	1,186,814			1,073,797
Stockholders’ equity	44,644			68,415

Total liabilities and stockholders’ equity	$1,231,458			$1,142,212

Net interest-earning assets (liabilities)	$61,047			$70,669

Net interest income/interest rate spread		$22,662	2.35%		$23,347	2.56%

Net interest margin			2.55%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.39%			106.94%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.
          The Company reported interest income of $17.6 million for the three months ended September 30, 2008, compared to $20.2 million for the three months ended September 30, 2007, a decrease of $2.7 million or 13.1%. The Company reported interest income of $55.6 million for the nine months ended September 30, 2008, compared to $58.9 million for the nine months ended September 30, 2007, a decrease of $3.3 million or 5.6%. The decrease during the periods was due primarily to a declining yield on loans and securities, which was a reflection of declining market rates.

          The Company reported total interest expense of $9.9 million for the three months ended September 30, 2008, compared to $12.2 million for the three months ended September 30, 2007, a decrease of $2.3 million or 18.9%. For the nine months ended September 30, 2008, the Company reported total interest expense of $32.9 million, compared to $35.5 million for the nine months ended September 30, 2007, a decrease of $2.6 million or 7.3%. The decrease in interest expense during the period was attributable to a reduced cost of funds on FHLB advances and deposits.
          The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$6,847	6113	$6,446	$5,914

Charge-offs:
Real estate loans:
Commercial	(1,315)	—	(1,315)	—
Consumer and other loans	(62)	(5)	(586)	(6)

Total charge-offs	(1,377)	(5)	(1,901)	(6)

Recoveries	—	—	25	—

Net charge-offs	(1,377)	(5)	(1,876)	(6)

Provision for losses on loans	1,565	200	2,465	400

Balance at end of period	$7,035	$6,308	$7,035	$6,308

Allowance for loan losses as a percent of total loans outstanding at the end of the period	0.86%	0.82%	0.86%	0.82%

Ratio of net charge-offs to average loans outstanding during the period	0.17%	0.00%	0.23%	0.00%
          The provision reflects the reserves management believes are required based upon, among other things, the Company’s analysis of the composition, credit quality, growth or reduction of its single-family real estate and construction loans and commercial and industrial and other segments of the loan portfolios. Our allowance for loan losses has three components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, (iii) a formula allowance for large groups of smaller balance homogenous loans. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses.
          In the September 2008 quarter, $1.6 million was added to the provision for loan losses for specific valuation allowances and for the general allowance based on the mix and growth in loans. The credit quality of the loan portfolio remained relatively stable in the September 2008 quarter with $10.3 million of non-accrual loans and real estate owned (net of reserves) at September 30, 2008 compared with $11.0 million at June 30, 2008 and $9.5 million at December 31, 2007. HWFG is continuing to manage the portfolio with a heightened concern and attention given the very adverse credit conditions and the extremely weak housing market putting considerable stress on borrowers. In the September quarter, a non-performing loan on entitled land for a single family residential development in California became real estate owned, and based on a recent appraisal, a specific reserve of $965 thousand was recorded and charged off, reducing its book value to $4.9 million. Furthermore, a participation loan in a high-end residential development, which became REO in the June 2008 quarter, was also written down further by $584 thousand to $863 thousand based on recent valuation information.
          The available-for-sale investment portfolio continues to decrease from principal repayments and prepayments and is now $285.1 million. These principal reductions continue to be approximately $13 million per quarter. The portfolio remains performing and largely highly-rated with 78% rated AA or higher by all rating agencies rating the securities. Securities with a fair value of $16.0 million have been downgraded by at least one rating agency to below investment grade as of September 30, 2008 compared with $14.1 million at June 30, 2008. Based on HWFG’s policy for other-than-temporary impairment, $10.3 million of these below investment grade mortgage backed securities were written down by $5.6 million before-tax in the September 2008 quarter. HWFG continues to believe that the after-tax mark-to-market loss on available-for-sale securities of $17.5 million recorded in HWFG’s equity will be recovered to a material extent as the credit markets stabilize and the Treasury implements its Troubled Asset Relief Program to buy mortgage loans and securities, or as principal on these securities is returned to HWFG at par over their average 4 year life.
          Total banking fee and other income was $1.1 million in the September 2008 quarter compared to $935 thousand and $996 thousand in the June 2008 and September 2007 quarters, respectively. The increase in the third quarter of 2008 over the June 2008 quarter is due primarily to higher deposit fees and bank-owned life insurance income, as the crediting rate increased on its cash value. The increase in September 2008 quarter over the September 2007 quarter is due to primarily to higher deposit fees. The following schedule shows the comparisons of income sources:

	Banking Fee & Other Income
	(Dollars in thousands)
	September	June	September	September	June	September
	2008	2008	2007	2008	2008	2007
	Quarter	Quarter	Quarter	YTD	YTD	YTD

Banking Fee Type
Mortgage Brokerage Fee, Prepayment
Penalties & Other Loan Fees	$125	$188	$119	$460	$335	$628
Deposit, Other Retail Banking Fees & Other Fee Income	520	442	430	1,402	882	1,239

Harrington Wealth Management Fees	234	256	238	743	509	715
Increase in Cash Surrender Value of Life
Insurance, net	180	49	209	421	242	616

Total Banking Fee & Other Income	$1,059	$935	$996	$3,026	$1,968	$3,198

          Operating expenses in the September 2008 quarter were $6.3 million compared to $5.7 million in the September 2007 quarter and $6.1 million in the June 2008 quarter. Operating expenses were higher at $6.3 million in the September 2008 quarter than comparative quarters due to three primary factors:
1.	With lower loan volumes as HWFG sought to build capital levels, the deferral of loan origination costs has been reduced, thus increasing expenses about $200 thousand on a quarterly basis

2.	With higher levels of real estate owned, the cost to stabilize and maintain the real estate has increased expenses about $120 thousand per quarter, especially considering initial acquisition and refurbishment, when necessary.

3.	Deposit insurance premium expense was initiated in the June 2008 quarter after the HWFG’s FDIC insurance credit was fully exhausted, adding about $160 thousand in expense per quarter.
These increases were offset somewhat by lower salary expense and incentive compensation, consulting fees, and other expenses.
Financial Condition
          HWFG continues to be affected by the dislocations in the credit markets, the weak real estate market, and the overall slowdown in the economy. Although its investment portfolio is primarily of high credit quality, spreads on these largely mortgage investments have widened greatly due to the severe illiquidity and credit crisis in the markets, and as a result, the fair values have declined. HWFG performs independent analysis of the credit quality of the investment portfolio and its ability to earn all cash flows, and based on this analysis and the current state of the housing market, it expects to earn virtually all the related principal and interest from these investments, except those securities which have become other-than-temporary impaired. However, a further weakening of the housing market and general economy adversely could affect this expected outcome. Also, although HWFG has not experienced concentrated credit quality issues in its loan portfolio due to its diversification by market and loan type and underwriting standards, the weak real estate markets and economy have affected some borrowers and related credits, with deterioration of credit quality in some already classified credits and a few other credits.
Securities and Investment Activities
          The Company manages the securities portfolio in an effort to enhance net interest income and market value, as opportunities arise, and deploys excess capital in investments until such time as the company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.
          The fair value of securities classified as available-for-sale decreased to $285.1 million at September 30, 2008, as compared to $351.5 million at December 31, 2007, a decrease of $66.4 million, or 18.9%, due to net sales, principal pay-downs, amortization, and market value declines. As of the quarter ended September 30, 2008, the Company’s available-for-sale portfolio had an unrealized after-tax market value loss of $17.5 million, which is reflected as a reduction in stockholders’ equity. The $17.5 million unrealized after-tax loss at September 30, 2008 compares to the after-tax unrealized losses of $25.2 million and $11.8 million at June 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, based on the current state of the housing market, HWFG expects to earn virtually all principal and interest on its investment securities; however, a more severe deterioration of the housing market could result in a material portion of the amount of the unrealized loss on investment securities at September 30, 2008, to be recognized in the income statement. If all cash flows are earned on the investments, the gross unrealized loss of $28.0 million on the AFS portfolio would be near zero with a substantial increase in shareholders’ equity and book value per share.

          The amortized cost and market values of available-for-sale securities are as follows:

	Amortized
	Cost	Fair Value
September 30, 2008

Mortgage-backed securities — pass throughs	$52,630	$52,741
Collateralized mortgage obligations	87,210	78,337
Asset-backed securities (underlying securities mortgages)	171,576	152,905
Asset-backed securities	1,690	1,116

	$313,106	$285,099

	Amortized
	Cost	Fair Value
December 31, 2007

Mortgage-backed securities — pass throughs	$69,570	$69,101
Collateralized mortgage obligations	114,101	111,805
Asset-backed securities (underlying securities mortgages)	184,724	168,822
Asset-backed securities	1,900	1,738

	$370,295	$351,466

          Over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2001-2007 time period. As of September 30, 2008, the Company held $16.0 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” rated by at least one of three recognized rating agencies. However, 77.6% of the fair value or 76.8% of the portfolio based on amortized cost, of the portfolio remained “AA” rated or higher by all nationally recognized rating agencies rating the securities. As of September 30, 2008, the composition of the Company’s available-for-sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value
September 30, 2008

Agency	$52,630	$52,741
AAA	99,887	90,591
AA	87,981	77,904
A	33,990	30,066
BBB	19,960	17,831
Below investment grade	18,658	15,966

	$313,106	$285,099

	Amortized
	Cost	Fair Value
December 31, 2007

Agency	$69,570	$69,101
AAA	139,890	138,744
AA	115,084	106,090
A	41,621	34,691
BBB	170	170
Below investment grade	3,960	2,670

	$370,295	$351,466

          HWFG is not a program originator of sub-prime loans but has invested in investment grade sub-prime securities, most have current ratings of AAA or AA by one or more rating agency, in a portion of its investment portfolio when the Company’s analysis indicated the spreads and return potential of these securities was high relative to the underlying risk. HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities. HWFG has not invested in collateralized debt obligations (CDO’s) and does not anticipate doing so. As of September 30, 2008, the composition of the Company’s available-for-sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value
September 30, 2008

Agency MBS	$52,630	$52,741
Non-agency mortgage securities	85,740	77,596
Subprime mortgage securities	170,836	151,962
Other securities	3,900	2,800

	$313,106	$285,099

	Amortized
	Cost	Fair Value
December 31, 2007

Agency MBS	$69,570	$69,101
Non-agency mortgage securities	113,412	111,677
Subprime mortgage securities	183,065	166,715
Other securities	4,248	3,973

	$370,295	$351,466

          HWFG monitors its investments on an on-going basis and, at least quarterly, performs an analysis on certain of its investments in order to ascertain whether any decline in market value is other-than- temporary. In the quarter ended September 30, 2008, the results of this analysis indicated that a portion of the decline in market value of eight securities, with a book value of $10.3 million, was other than temporary, and, as a result, the affected securities were written down by $5.6 million on a pre-tax basis. For the nine months ended September 30, 2008, sixteen securities with a book value of $17.0 million were deemed other-than-temporary impaired and written down by $8.1 million on a pre-tax basis.
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
Net loans grew $8.8 million in the September 2008 quarter to $811.4 million as prepayments slowed markedly with the adverse credit conditions, while HWFG made selected loans based on its disciplined underwriting policies. HWFG has curtailed land and land development loans until the real estate markets show signs of recovery. The trends and the mix of the loan portfolio are shown in the following table:

			HWFG Net Loan Growth and Mix
			(Dollars in millions)
	September 30, 2008		December 31, 2007		September 30, 2007
		% of				% of
	Total	Total	Total	% of Total	Total	Total
Loan Type
Commercial Real Estate	$263.6	32.1%	$266.3	33.6%	$249.4	32.2%
Multi-family Real Estate	89.2	10.9%	82.7	10.4%	79.1	10.2%
Construction (1)	129.2	15.8%	126.5	16.0%	135.9	17.5%
Single-family Real Estate	137.8	16.8%	125.5	15.9%	119.6	15.4%
Commercial and Industrial Loans	120.7	14.7%	117.8	14.9%	114.8	14.8%
Unimproved Land	48.6	5.9%	45.3	5.7%	48.5	6.3%
Consumer Loans	28.0	3.4%	24.5	3.1%	24.6	3.2%
Other Loans (2)	3.2	0.4%	2.8	0.4%	2.8	0.4%

Total Gross Loans	820.3	100.0%	791.4	100.0%	774.7	100.0%
Allowance for loan loss	(7.0)		(6.4)		(6.3)
Deferred fees	(1.4)		(1.9)		(1.9)
Discounts/Premiums	(0.5)		(0.5)		(0.5)

Net Loans Receivable	$811.4		$782.6		$766.0

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2008, we had $32.4 million of construction loans secured by single-family residential properties, $70.5 million secured by commercial properties, $25.6 million for land development and $691 thousand secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

          Given the growth in loans and HWFG’s credit risk analysis, $1.6 million was added to the allowance for loan losses in the September 2008 quarter. The allowance for loan losses was $7.0 million at September 30, 2008 or .86% of loan balances compared to $6.4 million, or .82% of loan balances at December 31, 2007.
Deposits
          Retail and commercial deposits (net of Brokered CD’s of $132.6 million) were $770.0 million at September 30, 2008 compared to $794.0 million and $775.4 million at June 30, 2008 and September 30, 2007, respectively. Net of brokered CD deposits, retail and commercial deposits declined by $24.0 million in September quarter or 3.0%, as depositors became increasingly concerned about the safety of their deposits with the failure of several banks and thrifts, the worsening credit crisis, and the headline reports of deposit withdrawals by consumers and businesses. HWFG took steps in the quarter to further educate its staff on all aspects of FDIC insurance coverage and related changes, to provide information on HWFG’s well capitalized levels, and to initiate further deposit promotions of its Power-up checking/MMDA relationship account by adding a Certificate of Deposit feature. Also, as a defensive move and to increase its safety net of liquidity, HWFG increased brokered CD’s by a net of $102.4 million in the September 2008 quarter. In October 2008, with the legislatively mandated increase in FDIC insurance levels and HWFG’s deposit promotions, the Bank is experiencing a stabilization of deposit out-flows. HWFG is also focused on developing more low and non-costing deposits through a dual pronged program: (1) a sales development and incentive program throughout its banking centers focused on calling on viable commercial and retail DDA prospects, and (2) an incentive and training program for all business and commercial real estate lenders to gather more core deposits from commercial customers in a team approach with the banking centers. HWFG is also adding remote deposit products to enhance customer convenience. Net of California CD deposits and brokered CD deposits, the cost of retail and commercial deposits decreased 29 bps in the quarter from 3.18% at June 30, 2008 to 2.89% at September 30, 2008.
FHLB Advances
          Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $203.0 million at September 30, 2008, compared to $236.0 million at September 30, 2007, or 14.0%. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
Stockholders’ Equity
          Stockholders’ equity was $52.5 million at September 30, 2008, as compared to $55.0 million at December 31, 2007, a decrease of $2.5 million or 4.6%. Book value per common share, therefore, was $7.52 at September 30, 2008 compared to $9.91 at December 31, 2007. The decrease in stockholders’ equity for the first nine months of 2008 is due to the following factors: a decrease of $5.7 million after-tax on the AFS portfolio due to the extreme widening of spreads, an increase of $290 thousand after-tax in the market value of cash flow hedges due to higher interest rates, a net operating loss of $6.6 million in the first nine months of 2008, $1.1 million of dividends paid in the first nine months of 2008, $10.1 million in capital contributions, $233 thousand of additional paid in capital from options exercised, and $267 thousand from stock compensation expensed.
As previously announced on September 29, 2008, HWFG secured $11.4 million in equity capital in the quarter. This private placement consisted of an offering of common stock at $6.25 per share and non-cumulative, perpetual preferred stock at $25 per share with an 8% annual dividend, convertible into 4 shares of common stock ($6.25 conversion price). Concordia Financial Services Fund, L.P. (Concordia)

has committed to $10 million of this capital by purchasing common and preferred shares in two closings as follows:
1.	On September 29, Concordia purchased 458,768 shares of common stock and 61,757 of the preferred stock for proceeds of $4.4 million.

2.	Within 5 days of Concordia receiving regulatory approval and HWFG shareholder approval (expected by mid-December 2008), Concordia will purchase 581,232 shares of common stock and 78,243 shares of preferred stock on the same terms or $5.6 million in proceeds.
An additional 57,000 shares of the preferred stock were purchased on September 29, 2008 by other accredited investors and HWFG Board members for $1.4 million in proceeds.
Liquidity and Capital Resources
          Liquidity – The liquidity of Los Padres Bank was within policy limitations at 11.37% at September 30, 2008 as compared to 10.1% at September 30, 2007. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At September 30, 2008, Los Padres Bank’s “liquid” assets totaled approximately $120.6 million.
          In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank Discount Window. At September 30, 2008, the Bank had $203.0 million in FHLB advances and had $220.6 million of additional borrowing capacity with the FHLB of San Francisco based on a 35% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $93.7 million based on excess collateral pledged at the FHLB as of September 30, 2008. The Bank also had additional borrowing capacity of $72.9 million through the Federal Reserve Bank Discount Window.
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
          Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2008, Los Padres Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations. At September 30, 2008, the Bank’s Tier 1 (Core) Capital Ratio was 7.28%, Total Risk-Based Capital Ratio was 10.36%, Tier 1 Risk-Based Capital Ratio was 9.71% and Leverage Ratio was 7.28%.
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
          The Company’s management believes that its asset and liability management strategy, as discussed below, provides it with a competitive advantage over other financial institutions. The Company believes that its ability to hedge its interest rate exposure through the use of various interest rate contracts provides it with the flexibility to acquire loans structured to meet its customer’s preferences and investments that provide attractive net risk-adjusted spreads, regardless of whether the customer’s loan or our investment is fixed-rate or adjustable-rate, short-term or long-term. Similarly, the Company can choose a cost-effective source of funds and subsequently engage in an interest rate swap or other hedging transactions so that the interest rate sensitivities of its interest-earning assets and interest-bearing liabilities are more closely matched.
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
          The ALCO regularly reviews interest rate risk with respect to the impact of alternative interest rate scenarios on net interest income and on Los Padres Bank’s MVPE. ALCO also reviews analyses concerning the impact of changing market volatility, prepayment forecast error, and changes in option-adjusted spreads and non-parallel yield curve shifts.

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
Critical Accounting Policies
          Critical accounting policies are discussed within our Form 10-K dated December 31, 2007. There are no changes to these policies as of September 30, 2008.

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
          In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At September 30, 2008, these prepayment assumptions varied from 0.0% to 43.0% for fixed-rate mortgages and mortgage-backed securities and varied from 0.0% to 22.0% for adjustable-rate mortgages and mortgage-backed securities.
          The following table sets forth at September 30, 2008, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the September 2008 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points) (1)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$31,583	$20,900	$11,668		$(15,855)	$(33,632)	$(52,193)
Market value gain (loss) of liabilities	(27,427)	(16,741)	(7,813)		7,197	14,580	22,453

Market value gain (loss) of net assets before interest rate contracts	4,156	4,159	3,855		(8,658)	(19,052)	(29,740)

Market value gain (loss) of interest rate contracts	(10,972)	(7,158)	(3,506)		3,369	6,607	9,719

Total change in MVPE (2)	$(6,816)	$(2,999)	$349		$(5,289)	$(12,445)	$(20,021)

Change in MVPE as a percent of:
MVPE (2)	-8.16%	-3.59%	0.42%		-6.33%	-14.90%	-23.98%
Total assets of the Bank (3)	-0.72%	-0.36%	-0.04%		-0.35%	-0.86%	-1.42%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $83.5 million at September 30, 2008.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
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
Changes in Internal Control over Financial Reporting
          For the quarter ended September 30, 2008, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes in the third quarter of 2008 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2007.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2008, the Company completed a private placement of common and preferred shares to accredited investors and directors of the Company and Bank as follows:

			Number of
		Price	Shares	Amount
Date	Title of Security	Per Share	(In thousands)	(In thousands)

September 29, 2008	Common	$6.25	459	$2,867
September 29, 2008	Preferred	25.00	119	2,969

Total			578	$5,836

This equity capital will support HWFG’s expansion plans and is expected to maintain Los Padres Bank in a well capitalized position. The private placement consists of an offering of common stock at $6.25 per share and non-cumulative, perpetual preferred stock at $25 per share with an 8% annual dividend, convertible into 4 shares of common stock ($6.25 conversion price).
The sale of the shares was completed in reliance on the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933. A fee of $77 thousand was paid to Concordia Capital Advisors upon the first closing. Concordia Capital Advisors is an affiliated company of Concordia Capital Fund L.P., which was the primary investor in the private placement.

Within 5 days of receiving regulatory approval and HWFG shareholder approval (expected by mid-December 2008), Concordia Capital Fund L.P. will purchase an additional 581,232 shares of common stock and 78,243 shares of preferred stock on the same terms or $5.6 million in proceeds. A consulting fee of approximately $98 thousand will be paid to Concordia Capital Advisors upon the second closing.
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

HARRINGTON WEST FINANCIAL GROUP, INC.
November 12, 2008	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 12, 2008	By:	/s/ William W. Phillips, Jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

November 12, 2008	By:	/s/ KERRIL STEELE
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)