Form 10-K
period 2008-12-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2009-03-31
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 000-50066
HARRINGTON WEST FINANCIAL GROUP, INC.

(Name of Registrant as Specified in Its Charter)

Delaware	48-1175170

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

610 Alamo Pintado Road
Solvang, California	93463

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code:

(805) 688-6644
Securities registered pursuant to Section 12(b) of the Exchange Act:
NOT APPLICABLE
Securities registered pursuant to Section 12(g) of the Exchange Act:
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates was $17.5 million as of June 30, 2008, based on the closing sale price of the registrant’s common equity on that date.
Number of shares of Common Stock outstanding as of March 20, 2009: 6,770,093
DOCUMENTS INCORPORATED BY REFERENCE
The registrant hereby incorporates its proxy statement for its 2009 annual meeting of stockholders in Part III, Items 10-14.

PART I
Cautionary Statement Regarding Forward-Looking Statements.
This Form 10-K contains and incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements may include statements regarding projected performance for future periods. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:
•	the current economic crises in the United states and abroad, and the response to government and banking regulators thereto;

•	we may experience higher defaults on our loan portfolio than we expect;

•	changes in the level on non-performing assets and charge-offs

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	changes in management’s valuation of our mortgage-backed swaps and related securities portfolio and interest rate contracts;

•	increases in competitive pressure among financial institutions;

•	economic conditions may deteriorate further, either nationally or locally in areas in which we conduct or will conduct our operations, or conditions in financial markets may be less favorable than we currently anticipate;

•	our income may be lower or net loss may be greater than expected from the Bank’s operations;

•	natural disasters;

•	we may lose more business or customers than we expect, or our operating costs may be higher than we expect;

•	the availability of capital to fund our growth and expansion and our ability to execute on our capital plans;

•	changes in the interest rate environment and their impact on customer behavior, our interest margins and our securities portfolio;

•	political and global changes arising from the war on terrorism;

•	the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products;

•	our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•	our ability to access cost-effective funding;

•	our ability to successfully implement our strategy to continue to grow our business in California, Kansas and Arizona;

•	the total return (interest income plus the change in the fair value) of our securities’ portfolio may decline markedly due to the effects of falling housing prices and constrained cash flow on the borrowers’ in the underlying securities due to the severe economic and housing recession;

•	the proposed Supervisory Agreement with the Office of Thrift Supervision may restrict our operations, and

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines may adversely affect our ability to conduct our business;

•	effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;

•	FDIC’s temporary liquidity guaranty program and the US Treasury Capital Purchase Program and Troubled Asset Purchase Program authorized by the emergency stabilization act of 2008;

•	changes imposed by regulators to increase our capital to levels greater than the level required for well-capitalized institutions;
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
Item 1. Business.
General
We are Harrington West Financial Group, Inc., (“Company”, “HWFG”, or “we”) a Delaware corporation and a diversified, community-based, financial institution holding company headquartered in Solvang, California, with executive offices in Scottsdale, Arizona. We conduct our operations primarily through our wholly-owned subsidiary, Los Padres Bank, FSB, a federally chartered savings bank, located in central California and Scottsdale, Arizona, and its division in the Kansas City metropolitan area, Harrington Bank. Los Padres Bank provides an array of financial products and services for businesses and retail customers through its seventeen full-service offices. At December 31, 2008, we had consolidated total assets of $1.2 billion, total deposits of $900 million and stockholders’ equity of $46.4 million.
We are focused on providing our diversified products and personalized service approach in three distinct markets: (i) the central coast of California, (ii) the Kansas City metropolitan area and (iii) the Phoenix/Scottsdale metropolitan area. Los Padres Bank operates eleven offices on the central coast of California, three offices in the Kansas City metropolitan area under the Harrington Bank brand name, and three banking offices in the Phoenix/Scottsdale, Arizona metropolitan area. Los Padres Bank holds two additional parcels in Gilbert Arizona and the Deer Valley Airpark area of Phoenix, Arizona that will be developed as banking center locations, based on the Company’s performance and the economic and banking environment. When these locations are developed, HWFG’s total banking centers will equal 5 in metro Phoenix, 11 on the central coast of California and 19 throughout all of HWFG’s markets. In 2008, HWFG augmented its banking centers with the use of existing, shared ATM networks with no surcharge ATM access nationwide through the MoneyPass network, introduction of the Power Up Account, Remote Deposit Capture, E-statements, internet check reorder capability and the convenience of on-line application for various mortgage-related products. Each of our markets has its own local independent management team operating under the Los Padres or Harrington names. Our loan underwriting, corporate administration and treasury functions are centralized in Solvang, California to create operating efficiencies. Our commercial lending operations are centralized in Mission, Kansas.
Los Padres Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate commercial real estate, commercial business, single-family and multi-family residential and consumer loans. We also generate fee income from the brokering of mortgage loans, deposit services, early prepayments of some loans, and loan originations. We maintain a portfolio of mortgage-backed and related securities as a means of managing our excess liquidity and enhancing our profitability. We utilize various interest rate contracts as a means of managing our interest rate risk. We also operate Harrington Wealth Management Company, which provides trust and investment management services to individuals and small institutional clients on a fee basis, by employing a customized asset allocation approach and investing predominantly in low fee, indexed mutual funds and exchange traded funds.
Given the currently harsh economic and housing environment, the negative effects on financial asset valuations and HWFG’s earnings, and the expected Supervisory Agreement discussed in the following paragraphs, HWFG has taken defensive steps to improve its capital levels and manage through the challenging operating environment. These steps include, reducing assets through investment sales, principal reductions, loan sales, loan participations, and loan growth origination controls, selectively raising equity capital, aggressively managing problem assets, bolstering liquidity and core deposits, and curtailing higher risk lending until conditions substantially improve.
Although LPB remained well-capitalized at December 31, 2008 by regulatory standards with a risk-based capital ratio exceeding 10.0% at 10.21% and a tangible capital ratio exceeding 5.0% at 7.24%, the OTS can require higher capital levels based on the risk profile of the institution and economic circumstances. We expect to enter into an agreement with the OTS to raise Los Padres Bank’s risk-based capital level to 12% and to maintain a tangible capital ratio of 7% over a reasonable period of time. In addition, HWFG and LPB agreed to the following:
1.	To submit a business plan that addresses the strategies and business tactics to meet the required capital levels and improves the institution’s profitability.

2.	To augment its loan concentration policy to address concentrations as a percentage of unimpaired capital.

3.	To revise its liquidity policy to address long and short term liquidity needs and to maintain adequate liquidity.

4.	To expand and revise its internal asset review policy so it is commensurate with the institution’s size, risk, and the complexity of its lending activities, and to engage a third party review of the commercial lending activities and the adequacy of its allowance for loan losses. LPB will incorporate the reasonable recommendations into its policy.
In addition to these primary activities of the agreement, Los Padres Bank and HWFG will have the following restrictions until released by the OTS after compliance with the capital requirements and other activities:
1.	HWFG and LPB will not declare, make, or pay any dividends or capital distributions without obtaining the prior written non-objection of the OTS.

2.	HWFG will limit its growth in assets in any quarter to the interest credited on deposits.

3.	HWFG will not incur, issue, renew, repurchase, or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written non objection of the OTS. HWFG has no short term debt, only long term trust preferred obligations.

4.	HWFG shall not make any golden parachute payment or indemnification payment unless they comply with the requirements of regulation. HWFG will not enter into new compensation arrangements without the prior written non-objection of the OTS. HWFG and LPB senior officers have no employment agreements, although Concordia required them as a covenant of its stock purchase agreement with HWFG, as an incentive to retain management.

5.	LPB and HWFG must notify the OTS at least 30 days before the employment of any senior executive officer or new member of the Board(s) of Directors.

6.	LPB will not issue brokered deposits without the prior written approval of the Federal Deposit Insurance Corporation (FDIC).

7.	LPB will purchase only agency backed and securities backed by the full faith and credit of the US government without the prior non-objection of the OTS.

8.	LPB shall not enter into third party contracts outside of the normal course of business without the prior written non-objection of the OTS

9.	LPB shall not engage in any transaction with affiliates or subsidiaries (except exempt transactions) without the prior written non-objection of the OTS.
HWFG and LPB have been successfully addressing the activities outlined in the agreement with the OTS for several months. HWFG plans to comply with the capital requirements largely through the reduction of securities and loans and their related liabilities, the payment of the $3.9 million in notes by Concordia for the remaining equity capital purchased by Concordia in the second closing, and possible selected equity capital raising from private and Government sources, if needed. HWFG has been successful in raising over $15.7 million of private equity capital in 2008. Management is also working to restore HWFG and LPB to profitability through its rigorous special asset management and resolution programs so its core banking income will exceed any further reserves and write-downs of loans and securities. HWFG and LPB have always expeditiously responded to and complied with any formal or informal agreements with the OTS. (See Subsequent Events Footnote 22.)

Lending Activities
General. At December 31, 2008, Los Padres Bank’s net loan portfolio totaled $798.3 million, representing approximately 66.8% of our $1.2 billion of total assets at that date. Los Padres Bank’s primary focus with respect to its lending operations has historically been the direct origination of single-family residential, multi-family residential, consumer and commercial real estate as well as commercial and industrial loans. Although we have substantial commercial loans in our loan portfolio, we continue to emphasize single-family residential loan products that meet our customer’s needs, we now generally broker such loans on behalf of third party investors in order to generate fee income. We also offer multi-family residential loans, construction loans, land and land development loans. Given the deteriorating housing and economic environment in 2008, HWFG curtailed lending in speculative construction, land and land development loans, but we do portfolio loans that emanate from our construction to permanent program with higher margins and which are not yet conforming for sale to Freddie Mac. These loans largely account for our growth in this category in 2008.
The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Real estate loans:
Single-family	$139,326	17.2%	$125,545	15.9%	$106,675	13.9%
Multi-family	85,176	10.4%	82,717	10.4%	79,896	10.4%
Commercial	260,875	32.2%	266,345	33.7%	264,915	34.6%
Construction (1)	125,724	15.4%	126,447	16.0%	112,645	14.7%
Land acquistion	48,546	6.0%	45,278	5.7%	54,738	7.1%
Commercial and industrial loans	118,855	14.7%	117,842	14.9%	119,074	15.6%
Consumer loans	29,807	3.7%	24,483	3.1%	25,304	3.3%
Other loans (2)	3,134	0.4%	2,753	0.3%	2,206	0.4%

Total loans receivable	811,443	100.0%	791,410	100.0%	765,453	100.0%

Less:
Allowance for loan losses	(11,449)		(6,446)		(5,914)
Net deferred loan fees	(1,219)		(1,865)		(2,103)
Net (discounts) premiums	(450)		(473)		(403)

	(13,118)		(8,784)		(8,420)

Loans receivable, net	$798,325		$782,626		$757,033

(1)	Includes loans secured by residential and commercial properties. At December 31, 2008, we had $32.7 million of construction loans secured by residential properties, $26.3 million of land and development (loans for the initial acquisition of land and off-site improvements) and $66.7 million of construction loans secured by commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
The following table sets forth certain information at December 31, 2008, regarding the dollar amount of loans maturing in our loan portfolio based on the contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

			Due 5 or
		Due 1-5	more years
		years after	after
	Due 1 year	December	December
	or less	31, 2008	31, 2008	Total
Real estate loans:
Single-family residential	$2,617	$27,641	$109,068	$139,326
Multi-family residential	2,678	19,414	63,084	85,176
Commercial	36,901	88,277	135,697	260,875
Construction (1)	85,600	12,948	27,176	125,724
Land acquisition and development	37,173	11,163	210	48,546
Commercial and industrial loans	74,565	32,575	11,715	118,855
Consumer loans	74	737	28,996	29,807
Other loans (2)	3,099	35	—	3,134

Total	$242,707	$192,790	$375,946	$811,443

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
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

The following table sets forth the dollar amount of total loans due after one year from December 31, 2008, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		adjustable
	Fixed rate	rate	Total
Real estate loans:
Single-family residential	$108,503	$28,206	$136,709
Multi-family residential	50,361	32,137	82,498
Commercial	133,160	90,814	223,974
Construction (1)	26,664	13,460	40,124
Land acquisition	2,415	8,958	11,373
Commercial and industrial loans	14,340	29,950	44,290
Consumer loans	728	29,005	29,733
Other loans (2)	35	—	35

Total	$336,206	$232,530	$568,736

(1)	Includes loans secured by residential and commercial properties.

(2)	Includes loans collateralized by deposit accounts and consumer line of credit loans.
Origination, Purchase and Sale of Loans. The lending activities of Los Padres Bank are subject to the written, non-discriminatory lending policies, underwriting standards and loan origination policies and procedures established by Los Padres Bank’s Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, walk-in customers and advertising. In its present marketing efforts, Los Padres Bank emphasizes its community ties, customized personal service, competitive rates and terms, and its efficient underwriting and approval process.
The turmoil in the credit markets, deteriorating economic conditions, higher capital ratio targets, and the expected Supervisory Agreement, have caused us to further tighten our underwriting standards and restrict our loan originations. We have reduced, to the extent possible, higher credit risk and lower margin (for the risk) loans and curtailed acquisition and development and spec construction lending until the environment improves to reduce loan balances in the future. We will continue to seek high-quality loan opportunities, priced appropriately for risk, as well as supporting the needs of our existing borrowers. The major banks in our markets are retrenching their activities while community banks, which have experienced fewer-asset quality issues overall, continue to seek loans at tight spreads and try to grow share even as market spreads have widened significantly.
While credit-risk is at a secular high, we have always emphasized conservative underwriting and loan structuring processes to help mitigate lending risk. The loans in our portfolio are generally collateralized, personally guaranteed, and have multiple sources of repayment. We have been disciplined in our approach, applying consistent underwriting standards in all phases of the market and avoiding the loosening-tightening cycles that many institutions chase. The current economic environment is exceptionally challenging to credit quality as de-leveraging roils the markets, consumer demand, which represents 70% of the economy, deflates, and the resulting slowdown in the economy affects all segments. The economic recession is having a detrimental impact on borrowers’ ability to pay their obligations and reducing demand for goods and services, which may affect the financial performance of our business customers.
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
Mortgage loan applications are initially processed by loan officers who do not have approval authority. All real estate loans which are either at or below the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) lending limit and which meet all of the bank’s underwriting guidelines can be approved by designated senior management of Los Padres Bank. All consumer loans up to $250 thousand may be approved by designated senior management of Los Padres Bank. All loans in excess of this amount up to $1.0 million ($500 thousand for commercial and industrial loans) require the approval of two members of Los Padres Bank’s Executive Loan Committee, which consists of designated senior management of Los Padres Bank. Loans in excess of $1.0 million ($500 thousand for commercial and industrial loans), but not exceeding $5.0 million, require the approval of a majority of Los Padres Bank’s Loan Committee, consisting of designated senior management of Los Padres Bank. All loans in excess of $5.0 million, up to Los Padres Bank’s legal lending limit, must be approved by either Los Padres Bank’s Loan Oversight Committee, comprised of both designated senior management and certain members of the Board of Directors, or the Board of Directors of Los Padres Bank.
A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2008, Los Padres Bank’s regulatory limit on loans-to-one borrower was $14.2 million.
The risks associated with lending are well defined. Credit risk is managed through the adherence, with few exceptions, to specific underwriting guidelines. We rely on our internal credit approval and administrative process to originate loans as well as our internal asset review process, which oversees our loan quality in order to ensure that our underwriting standards are maintained.
As a federally chartered savings bank, Los Padres Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Despite this nationwide lending authority, at December 31, 2008, the majority of the loans in Los Padres Bank’s portfolio are secured by properties located or made to customers residing in each of our primary market areas located in the California Central Coast, the Kansas City metropolitan area, and the Phoenix/Scottsdale metropolitan area.
Single-Family Residential Real Estate Loans. Los Padres Bank, at its inception, concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. The single-family residential loans originated by Los Padres Bank are generally made on terms, conditions and documentation, which permit the sale of such loans to Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”), and other institutional investors in the secondary market. Since January 2001, as a means of generating additional fee income and in order to reflect management’s decision to emphasize holding higher spread earning loans in its portfolio, Los Padres Bank has been brokering conforming permanent single-family residential loans on behalf of third parties in order to generate fee income. During the years ended December 31, 2008 and 2007, Los Padres Bank brokered $15.5 million and $27.1 million, respectively, of such single-family residential loans on behalf of third parties.
We continue to experience reasonable demand for our owner-occupied, construction-to-perm financing program and will seek these opportunities due to the relative low-level of risk and higher spreads currently available for this type of financing. We see similar opportunities in jumbo residential mortgages, where financing sources have disappeared and the spreads have become very wide and attractive on a long term basis with lower capital requirements. Our ability to hedge and manage the interest rate risk on these products is a competitive advantage we have over most of our community bank competitors.
Los Padres Bank still holds a portfolio of single-family residential loans. Los Padres Bank will retain in its portfolio single-family residential loans that, due to the nature of the collateral, carry higher risk adjusted spreads. Examples of these types of loans include construction loans that have converted into permanent loans and non-conforming single-family loans, whether as a result of a non-owner occupied or rural property, balloon payment or other exception from agency guidelines. We will portfolio loans that emanate from our construction to permanent program with higher margins and which are not yet conforming for sale to Freddie Mac. These loans largely account for our growth in this category in 2008. At December 31, 2008, Los Padres Bank had $139.3 million of single-family residential loans in its portfolio, which amounted to 17.2% of total loans receivable, compared to $125.5 million, or 15.9% at December 31, 2007. At December 31, 2008, total loans due after one year had $108.5 million or 79.4% of Los Padres Bank’s single-family residential loans with fixed interest rates and $28.2 million or 20.6% with interest rates which adjust in accordance with a designated index. Single-family residential loans have terms of up to 30 years and generally have loan-to-value ratios of 80% or less, or 90% or less to the extent the borrower carries private mortgage insurance for the balance in excess of the 80% loan-to-value ratio at the time of origination.
Multi-Family Residential and Commercial Real Estate Loans. At December 31, 2008, Los Padres Bank had an aggregate of $85.2 million and $260.9 million invested in multi-family residential and commercial real estate loans, respectively, or 10.4% and 32.2% of total loans receivable, respectively. At December 31, 2007, multi-family residential and commercial real estate loans were $82.7 million and $266.3 million or 10.4% or 33.7%, of total loans receivable, respectively.
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
The virtual shut down of the CMBS market, and marked widening of spreads, may create selective growth opportunities for us in the near future in commercial real estate loans for established borrowers and seasoned properties, although we are mindful of the potential rise in vacancy and rising trend in cap rates. Fewer financing options and wider-than-historical spreads offer us the opportunity to finance quality, well-underwritten projects at historically-wide margins for enhanced long term profitability. We have always approached this segment with conservative underwriting, and it has proven to be a segment of high credit performance in the portfolio historically.

Construction Loans. Los Padres Bank originates loans to finance the construction of single-family and multi-family residences and commercial properties located in its primary market area. At December 31, 2008, Los Padres Bank’s construction loans amounted to $125.7 million or 15.4% of total loans receivable, $32.7 million of which were for the construction of residential properties, $26.3 million of which were for land acquisition and the development of residential properties, and $66.7 million of which were for the construction of commercial properties. For the same period, 2007, construction loans amounted to $126.4 million or 16.0% of total loans receivable, $49.0 million of which were for the construction of residential properties, $41.1 million of which were for land acquisition and the development of residential properties, and $36.3 million of which were for the construction of commercial properties.
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
Construction lending and acquisition and development lending are generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. If the economy slows markedly and housing prices decline as is the current situation, the performance and value of these loans can fall substantially with risk of loss. During the construction phase, a number of factors could result in delays and cost overruns. If estimates prove to be inaccurate or the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full payment. Los Padres Bank attempts to minimize the foregoing risks primarily by limiting its construction lending to experienced developers and by limiting the total amount of loans to builders for speculative construction projects. It is also Los Padres Bank’s general policy to obtain regular financial statements and tax returns from builders so that it can monitor their financial strength and ability to repay.
During 2008, we suspended new land, development and speculative construction lending activities across all property types, which has been a major source of our growth over the past several years. As existing projects are completed and paid off through sales, we expect that our portfolio will decline as these loans are not replaced with similar-type financing (unless warranted), as we believe the disruption in the housing market is clearly quite severe and will be longer than initially anticipated. While we have seen a definitive slow down in the sales turnover of our current speculative construction and development portfolio, our aggregate unit exposure is down 25.6% from last year at this time, but we have many projects in the development phase with commitments being drawn on them, causing the balance of this type loan to remain relatively level.
Land acquisition and development. During 2008 loans for land acquisition and development (loans for the initial acquisition of land and off-site improvements) have been relatively stable growing from $45.3 million at December 31, 2007 to $48.5 million at December 31, 2008. HWFG began to curtail this lending in the September 2008 quarter given the real estate recession and related risk. Land acquisition and development loans are typically issued with short terms, bearing adjustable-rates of interest based on a designated prime rate or LIBOR and are generally made with loan-to-value ratios of 70% or less with secondary credit support in the form of borrower and investor guarantees.

Commercial and Industrial Loans. At December 31, 2008, Los Padres Bank’s commercial and industrial loans amounted to $118.9 million or 14.7% of total loans receivable as compared to $117.8 million or 14.9% at December 31, 2007. The commercial and industrial loans that Los Padres Bank is originating include lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 80% or less. Loan terms generally vary from one to seven years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal Prime Rate plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than mortgage loans, but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. Los Padres Bank’s business customers are typically small to medium sized, privately-held companies with local or regional businesses that operate in Los Padres Bank’s primary markets.
In this lending segment, we will seek selective opportunities with profitable borrowers and continue to support our existing customer base. We expect the declining economy to broadly impact business borrowers and limit the amount of qualified new opportunities. Our focus is on managing the credit risk in the portfolio and adding new exposure only in high-quality opportunities, while pricing appropriately. Many of the loans in the commercial and industrial portfolio are floating rate loans tied to prime. We anticipated the recent decline in short term interest rates by increasing spreads to the index and by adding floors as loans have been renewed or newly originated, which will help our interest margins over the long term. We manage this portion of our loan portfolio on a granular basis with experienced officers serving our client relationships and seeking new opportunities on a selective basis.
Consumer and Other Loans. Los Padres Bank is authorized to make loans for a wide variety of personal or consumer purposes. Los Padres Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally carry higher interest rates than mortgage loans. The consumer and other loans offered by Los Padres Bank include home equity lines of credit, home improvement loans, vehicle loans, secured and unsecured personal lines of credit and deposit account secured loans. At December 31, 2008, $32.9 million or 4.1% of Los Padres Bank’s total loans receivable consisted of consumer loans. At December 31, 2007 consumer loans were $27.2 million or 3.4% of total loans receivable.
Home equity lines of credit are originated by Los Padres Bank for up to 65% of the appraised value, less the amount of any existing prior liens on the property. Los Padres Bank also offers home improvement loans in amounts up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home improvement loans have a maximum term of 15 years and carry fixed or adjustable interest rates. Home equity lines of credit have a maximum repayment term of 15 years and carry interest rates that adjust monthly in accordance with a designated prime rate. Los Padres Bank will secure each of these types of loans with a mortgage on the property, generally a second mortgage, and may originate the loan even if another institution holds the first mortgage. At December 31, 2008, home equity lines of credit and home improvement loans totaled $29.3 million or 89% of Los Padres Bank’s total consumer loan portfolio and an aggregate of $46.2 million were committed and un-drawn under these loans and lines of credit. In February 2009, Los Padres Bank initiated a program to cap home equity lines of credit based on revaluing the underlying real estate collateral. This program resulted in a $16.3 million reduction of home equity line commitments.
Los Padres Bank currently offers loans secured by deposit accounts, which amount to $1.0 million or 3.1% of Los Padres Bank’s total consumer and other loan portfolio at December 31, 2008. Such loans are originated for up to 90% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

At December 31, 2008, vehicle loans, secured and unsecured personal line of credit loans amounted to $2.5 million or 7.7% of Los Padres Bank’s total consumer and other loan portfolio.
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
Non-Performing Assets. Los Padres Bank will place loans on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When such a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Per loan policy, Los Padres Bank generally does not accrue interest on loans past due 90 days or more.

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

	At December 31,
	2008	2007	2006
	(Dollars in Thousands)
Non-Performing loans:

Single-family residential	$444	$—	$—
Multi-family residential	135	—	—
Commercial real estate	805	—	—
Construction	5,693
Land acquisition and development	593	1,843	—
Commercial and industrial	4,228	—	98
Consumer and other	224	—	—

Total non-performing loans	12,122	1,843	98

Troubled debt restructurings	9,422	—	—
Real estate owned, net of valuation allowance	7,449	—	—

Total non-performing assets and troubled debt restructurings	$28,993	$1,843	$98

Total non-performing loans and troubled debt restructurings as a percentage of total loans	2.66%	0.23%	0.01%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.42%	0.15%	0.01%

At December 31, 2008, and 2007, we had 17 and 1 non-performing loans, respectively. At December 31, 2008, we had non-performing loans of $12.1 million representing an increase of $10.3 million from December 31, 2007. Refer to “Changes in Financial Condition”, pg 72 for additional information.
The interest income that would have been recorded during the years ended December 31, 2008, and 2007 if Los Padres Bank’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods is $348.1 thousand, and $178.2 thousand, respectively. The interest income that was recorded during the years ended December 31, 2008, and 2007 with respect to Los Padres Bank’s non-accruing loans was $1.0 thousand and $140.6 thousand, respectively.
Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Los Padres Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Los Padres Bank has established another category, designated “special mention,” for assets that do not currently expose Los Padres Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require Los Padres

Bank to establish allowances for loan losses based on the methodology described below. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2008, Los Padres Bank had $44.3 million of classified loans, $33.2 million of which was classified as substandard, $3.6 million was classified as doubtful or loss, with the remaining $7.5 million in real estate owned. As of December 31, 2008, Los Padres Bank had $49.9 million of loans that were designated special mention. At December 31, 2007, Los Padres Bank had $6.8 million of classified loans, $6.4 million of which was classified as substandard and $467 thousand were classified as doubtful or loss. As of December 31, 2007, Los Padres Bank had $35.0 million of loans that were designated special mention.
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

The following table is an allocation of our allowance for loan losses as of the dates presented:

	At December 31,
	2008	2007	2006
		(In Thousands)
Allocated reserve	$4,548	$440	$16
Formula-non homogeneous	5,610	5,302	5,296
Formula-homogeneous	953	704	560
Unallocated	338	0	42

	$11,449	$6,446	$5,914

At December 31, 2008, the formula allowance for non-homogeneous loan allowance increased by $308 thousand from December 31, 2007, primarily due to a increase of $43.5 million in total non-homogeneous loans.
The formula allowance for homogeneous loans increased by $249 thousand for the year ended 2008, as a result of increasing single-family construction loan balances. Los Padres Bank shifted its strategic focus away from originating single-family loans for its portfolio and has opted to originate such loans on a brokered basis due to high competition and the resulting low risk-adjusted spreads.
Specific reserves are established for impaired loans in accordance with SFAS No. 114. At December 31, 2008, we had $4.5 million in specifically allocated reserves. In 2007, we had $146 thousand in specifically allocated reserves.  The increase in the level of specific reserve levels can be attributed to several factors. First, declining real estate values, second, slowing retail sales for the Bank’s business clients, and finally, the general weak economic environment. At December 31, 2008 there were $35.7 million of impaired loans with a specific reserve of $4.5 million. In 2007, there were $9.5 million of impaired loans with a specific reserve of $440 thousand. The average impaired loans were $22.6 million in 2008 as compared to $9.3 million for 2007. Overall our FAS 5 component of the allowance for loan losses, which includes the formula non-homogeneous, the formula homogeneous, and unallocated increased from $6.0 million at December 31, 2007 to $6.9 million, while our non-impaired loans decreased by approximately $5 million. This 15% increase was directly attributable to the current economic conditions, including our increase in classified assets, non-performing assets, and delinquency trends. Based on the continuing deterioration of the general economy and the downward trends in the portfolio, the unallocated increased to $338 thousand to reflect management’s evaluation of the probable loss related to such condition.

The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$6,446	$5,914	$5,661

Charge-offs:
Real estate loans
Commercial	(1,315)	(112)	(352)
Consumer and other loans	(697)	(7)	(4)

Total charge-offs	(2,012)	(119)	(356)

Recoveries	25	1	44

Net charge-offs	(1,987)	(118)	(312)

Provision for losses on loans	6,990	650	565

Balance at end of period	$11,449	$6,446	$5,914

Allowance for loan losses as a percent of total net loans outstanding at the end of the period	1.43%	0.82%	0.78%

Ratio of net charge-offs to average loans outstanding during the period	0.25%	0.02%	0.01%

The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at the dates indicated:

			December 31,
	2008		2007		2006
			(Dollars in Thousands)
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Single-family residential	$553	17.2%	$368	15.9%	$231	13.9%
Multi-family residential	610	10.4%	422	10.5%	417	10.4%
Commercial	1,166	32.2%	1,008	33.6%	1,054	34.6%
Construction	545	15.4%	498	16.0%	452	14.7%
Land acquisition and development	881	6.0%	547	5.7%	520	7.1%
Commercial and industrial loans	6,955	14.7%	3,267	14.9%	2,869	15.6%
Consumer and other loans	401	4.1%	336	3.4%	329	3.7%
Unallocated reserve	338	0.0%	—	0.0%	42	0.0%

Total	$11,449	100.0%	$6,446	100.0%	$5,914	100.0%

(1)	Percent of loans in each category to total loans (excluding unallocated reserve)

Investment Activities
General. Our securities portfolio is managed under the direction of our Chief Executive Officer and Chief Investment Officer in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments which are reviewed and approved by Los Padres Bank’s Board of Directors. The management of the securities portfolio is set in accordance with strategies developed by Los Padres Bank’s Asset and Liability Committee (“ALCO”) and approved by its Board of Directors. Los Padres Bank’s Chief Executive Officer and Chief Investment Officer, have the primary responsibility for managing the investment portfolio in accordance with the policy and ALCO approved strategies. These responsibilities include informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. Designated officers of Los Padres Bank are authorized to: purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. The Chief Executive Officer, the Chief Investment Officer, the President, the Chief Financial Officer or the Controller of Los Padres Bank each has the authority to purchase or sell designated instruments up to $5.0 million in any one transaction and, acting together, any two members of the ALCO have authority to purchase or sell securities of between $5.0 million and $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the ALCO is required. Designated officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, the Board of Directors of Los Padres Bank ratifies all securities purchased and sold by Los Padres Bank.
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
As a result of the present economic environment, there are significant dislocations in the non-agency fixed income markets. These dislocations have negatively affected available market price quotations for fixed income securities, in many cases without regard to particular securities’ actual performance and credit-worthiness. Consequently, management has developed procedures for estimating the fair values of securities in a distressed market.

These procedures take into consideration known attributes about a security including, among others, the current credit enhancement level and rules-based payment priority. Management incorporates into the analysis actual levels of delinquent loans in the trust backing the security, the loss severity experienced upon the disposition of liquidated loans and an estimate of the expected rate of prepayment based on actual experience. This information is obtained from the monthly remittance report made available by the trustee.
Expected cash flows on the investment are then projected using the known attributes and estimates described above. The fair value of these expected cash flows is calculated as the present value of the expected cash flows at the ten year average BB high yield bond spread to the LIBOR/Swap yield curve.
Significant estimates include the amount of delinquent loans ultimately liquidated, loss severity upon liquidation and prepayment speeds. To the extent that the amounts actually realized vary significantly from estimates, calculated fair value estimates may be materially affected.
Mortgage-Backed and Related Securities. At December 31, 2008, our mortgage-backed and related securities including pass-through mortgage-backed securities, collateral mortgage obligations and mortgage related asset-backed securities classified as available for sale and held to maturity amounted to $273..0 million or 99.5% of our securities portfolio and 22.8% of our total assets. By investing in mortgage-backed and related securities, our management seeks to achieve a targeted option-adjusted spread over applicable funding costs.
We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises, or issued by private issuers and rated based on the underlying collateral and priority of cash flows, and investment grade collateralized mortgage obligations (“CMOs”), real estate mortgage investment conduits (“REMICs”) and mortgage-related asset-backed securities (“ABS”). Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family mortgages. The principal and interest payments on these securities are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”).
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

HWFG is not a program originator of sub-prime mortgage loans but does invest in investment grade sub-prime securities, largely rated AAA or AA at issuance by one or more rating agency, in a portion of its investment portfolio. At December 31, 2008 and December 31, 2007, our investments in sub-prime mortgage-related securities totaled $144.3 million and $166.7 million, respectively. These investments represented 52.7% at December 31, 2008 and 47.4% at December 31, 2007, respectively, of the investment portfolio.
Sub-prime mortgage loans are generally considered the lowest credit segment in the mortgage market as the borrowers have low credit scores (FICO scores under 660). Few sub-prime mortgages are held by the entities that originated them. Most of these mortgages are pooled and securitized into a trust structure. The trust will then issue bonds to finance the sub-prime mortgages, and these mortgages and related securities will be serviced by a third party. The securities issued typically consist of senior and subordinate bonds, or tranches, and a relatively small equity piece referred to as over-collateralization (OC). OC is the amount by which the assets owned by the trust exceed the liabilities (the sub-prime securities) issued. Senior bonds are typically rated AAA and have payment priority over the subordinate tranches. The subordinate tranches are typically issued with ratings from AA down to BB. A subordinate security with a higher credit rating has payment priority over those with lower ratings in the event of credit loss. The credit performance of these securities vary widely based on the year of origination, the underwriting standards, the servicer’s expertise and the loan to value of the underlying loans.
In order for the securities, or tranches, issued by the mortgage trust to attain high ratings, the rating agencies require certain levels of protection in the form of OC, subordination of lower rated tranches and excess spread. Collectively these are referred to as credit enhancement. The amount of credit enhancement required is based on the characteristics of the loans in the trust. These characteristics are used by rating agencies to project the likelihood of future defaults and losses on the collateral. For the lowest rated tranche, this support will generally be limited to the OC. To increase the rating of the security to AAA, however, further protection in the form of subordination covers expected losses. For example, credit enhancement of 20% or greater, made up of 4% OC and 16% subordination from the tranches junior to these securities in payment priority in the event of loss, may be required for a security to attain a high rating of AAA.
Initial indications of a weakening economy and housing market, and in particular subprime lending, appeared in 2007. Among these indicators were early payment defaults on newly originated mortgages and rising delinquencies, in particular on more recently originated loans. Our portfolio of net interest margin securities was negatively affected by these events. Net interest margin securities, or “NIMs”, receive the difference between the net weighted average coupon on the mortgage loans and the coupon interest paid on the tranches in an asset-backed trust. However, this cash flow is only available to the NIM holder to the extent it is not used for losses incurred by the trust on defaulted and liquidated loans. As delinquencies increased rapidly on the underlying loans, ultimately resulting in liquidations and losses upon sale of the foreclosed property, we forecasted that significant amounts of future cash flows to our portfolio of NIM securities would likely be diverted to cover these losses. As such, in 2007 we recognized an other-than-temporary impairment charge on this portion of our portfolio of $2.2 million.
In 2008, weak housing fundamentals eventually bled over into the general economy and housing market affecting even prime loans. As more and more borrowers became delinquent on their monthly payments, this ultimately led to higher rates of foreclosure and a rapidly increasing inventory of homes for sale. As a result of this supply of homes, significant downward pressure on home prices resulted, and many borrowers who were otherwise current in their monthly payments found themselves owing more on their homes than they were worth. Concurrent with these effects, the rate of job loss increased dramatically and the supply of mortgage credit declined significantly, ultimately leading to the seizure of Fannie Mae and Freddie Mac in the third quarter of 2008. Earlier in the year, Bear Stearns was near collapse and was purchased by JP Morgan, thus avoiding bankruptcy. However, by the end of the third quarter of 2008, Lehman Brothers succumbed to the pressures brought on by the economic environment and filed for bankruptcy protection. Together, the events of 2008 led to a negative feedback loop composed of a seizing up of the supply of credit, thus increasing delinquencies, foreclosures, higher inventories of homes for sale, lower prices and negative homeowner equity which impacts borrowers’ economic incentive to fulfill their mortgage obligation.
As a result of the events that transpired in 2008, delinquencies and losses on pools of mortgage loans backing mortgage-related securities are now expected to be many times higher than forecast at the time the securities were issued and their credit enhancement was determined to attain an investment grade rating. This situation has resulted in massive downgrades by the bond rating agencies. Thousands of securities, which were initially rated in the investment grade category, were lowered to below investment grade ratings, calling into question the ultimate collection of principal owed.
Our portfolio has been negatively affected by these events. The market value of below investment grade securities (rated BB+ and below) increased $23.2 million from $2.7 million at December 31, 2007 to $25.9 at December 31, 2008. To the extent that the economy remains in recession, this amount is likely to increase. Because of the weakened state of the economy and the housing market in particular, we recognized $11.8 million of other-than-temporary impairment on mortgage-related securities in 2008. On a quarterly basis, we review and re-forecast expected cash flows on the mortgage-related investments that we hold. When it becomes probable that we will not collect the contractually owed payments on a security, we recognize an other-than-temporary impairment charge in the statement of operations. More recently, mortgage modification programs have been developed in the public and private sectors to reduce the stress on borrowers and to mitigate the likelihood of foreclosure. The ultimate efficacy of these programs in slowing the rate of increase in delinquencies and foreclosure is yet to be determined. Consequently, given the current economic environment, we expect to have some level of other than temporary impairment charge during 2009, however, it is impossible to predict or forecast the amount of any such charge at this time.
As of December 31, 2008, the composition of the Company’s available-for-sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value
December 31, 2008

Agency	$50,284	$50,282
AAA	49,419	45,779
AA	91,981	80,038
A	55,412	49,840
BBB	25,016	21,888
Below investment grade	28,924	25,851

	$301,036	$273,678

	Amortized
	Cost	Fair Value
December 31, 2007

Agency	$69,570	$69,101
AAA	139,890	138,744
AA	115,084	106,090
A	41,621	34,691
BBB	170	170
Below investment grade	3,960	2,670

	$370,295	$351,466

As of December 31, 2008, the composition of the Company’s available-for-sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value
December 31, 2008

Agency MBS	$50,284	$50,282
Non-agency mortgage securities	82,878	76,522
Subprime mortgage securities	164,148	144,274
Other securities	3,726	2,600

	$301,036	$273,678

	Amortized
	Cost	Fair Value
December 31, 2007

Agency MBS	$69,570	$69,101
Non-agency mortgage securities	113,412	111,677
Subprime mortgage securities	183,065	166,715
Other securities	4,248	3,973

	$370,295	$351,466

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
Although mortgage backed securities have traditionally increased the quality of the overall portfolio due to guarantees of payment on agency mortgage securities or due to the cash flows from the mortgage loans being directed to the highly-rated private securities on a priority basis, the severe housing and economic recession and the related credit crisis have significantly reduced the overall liquidity and performance of these securities in 2008. With approximately one in every ten mortgage loans delinquent by 30 days or more throughout the United States at December 31, 2008 and the aggregate United States housing price indexes down double digits over the last year, this situation has put significant downward pressure on the value of the underlying housing collateral pledged against the mortgages and the cash flow available to the higher-rated mortgage securities. As a result, the rating agencies have downgraded thousands of mortgage securities over the last year.
Furthermore, although these securities generally require less capital and have more liquidity than loans, these extreme economic, housing, and credit conditions have had a negative effect on almost all private mortgage securities in the form of lower liquidity and reduced market values. We expect this situation will improve over time as the economic stimulus, Treasury programs to buy distressed mortgage assets, and foreclosure reduction programs enacted in the March 2009 quarter provide support to the housing markets and as more participants enter the housing markets to take advantage of lower housing prices.

At December 31, 2008, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years. The actual maturity of a mortgage-backed or related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the contractual life of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period of premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depends on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.
In the past we also invested in investment grade commercial mortgage backed securities (“CMBS”), which are securities collateralized by mortgage loans secured by industrial, office, warehouse, retail space strip shopping centers, motels and other commercial related real estate. The cash flows from these mortgages are normally paid in a predetermined priority to investors holding the various classes of securities. The mortgage loans underlying these securities typically have a prepayment lockout for a period of five to ten years and, as such, have less prepayment risk than single-family mortgage securities. At December 31, 2008 and December 31, 2007, we held no commercial mortgage-backed securities.
At December 31, 2008, of the $273.7 million of the available for sale and held to maturity securities held by us, an aggregate of $40.4 million was secured by fixed-rate mortgage loans and an aggregate of $233.3 million was secured by adjustable-rate mortgage loans.
Asset Backed Securities (not mortgage-related). From time to time, we invest in asset-backed securities (“ABS”) secured by student loans and equipment leases. These securities are rated by the major rating agencies in a manner similar to that which was discussed above such that these securities attain investment grade ratings at issuance. At December 31, 2008 we had invested in non-mortgage related ABS with a fair value of $701 thousand.
Trading Account Assets and Other Securities. At December 31, 2008, we held a variety of assets classified as trading securities pursuant to SFAS No. 115, including mortgage-backed securities that had a fair value of $169 thousand, and equity securities (consisting of mutual funds invested in a variety of corporate fixed income and equity securities) with a fair value of $575 thousand.
As of December 31, 2008 there were no outstanding total return swaps. We invested in total rate of return (TROR) swaps in our trading portfolio that during the year had a maximum notional amount of $80 million to capitalize on the widening spreads in the latter half of 2008. With regard to the CMBS total return swaps, we receive the net spread between the yield on certain investment grade CMBS indexes, such as the Lehman Brothers AAA CMBS Index, and the duration matched LIBOR yield (less a spread) plus any market value changes due to the spread changing between the index and the duration matched LIBOR yield. As spreads tighten, gains are realized, and as they widen, losses are realized. The purpose of these total return swaps is to create incremental income for Los Padres Bank.
The total return for our CMBS TROR swaps in 2008 was a loss of $7.1 million, which consisted of $348 thousand of net interest income and a realized and unrealized mark-to-market loss of $7.5 million. In 2007, the total return for our CMBS TROR swaps was a loss of $2.5 million, which consisted of $340 thousand of net interest income and a realized and unrealized mark-to-market loss of $2.8 million.

All securities held do not have a single maturity date. The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	2008			2007
			Weighted			Weighted
	Amortized		Average	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield	Cost	Fair Value	Yield
Mortgage-backed securities — pass throughs
Due from one to five years	$149	$146	3.17%	$510	$497	4.47%
Due from five to ten years	2,853	2,927	5.89%	9,951	9,983	5.17%
Due over ten years	47,282	47,209	4.74%	59,109	58,621	5.42%

Total mortgage backed securities — pass throughs (1)	50,284	50,282	4.80%	69,570	69,101	5.37%

Collateralized mortgage obligations
Due over ten years	83,376	77,236	3.94%	114,101	111,805	5.61%

Total collateralized mortgage obligations	83,376	77,236	3.94%	114,101	111,805	5.61%

Asset backed securities (underlying securities mortgages)
Due from one to five years	1,125	1,001	1.03%	2,183	1,855	5.11%
Due over ten years	164,596	144,458	2.33%	182,541	166,967	9.87%

Total asset backed securities	165,721	145,459	2.32%	184,724	168,822	9.81%

Asset backed securities
Due from one to five years	355	47	5.35%	600	563	10.96%
Due over ten years	1,300	654	2.52%	1,300	1,175	5.29%

Total asset backed securities	1,655	701	3.13%	1,900	1,738	7.08%

Total	$301,036	$273,678	3.16%	$370,295	$351,466	7.70%

(1)	The fair value at December 31, 2008, consisted of $10.5 million of Fannie Mae participation certificates, $1.0 million of Freddie Mac participation certificates and $38.8 million of Ginnie Mae participation certificates. At December 31, 2007, the portfolio consisted of $19.3 million of Fannie Mae participation certificates, $1.4 million of Freddie Mac participation certificates and $48.4 million of Ginnie Mae participation certificates.

The following table presents certain information regarding the composition and period to maturity of our securities classified as held to maturity as of the dates indicated below.

	2008			2007
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
Mortgage-backed securities –pass throughs
Due from five to ten years (1)	$34	$35	6.82%	$53	$55	6.83%
Due over ten years (1)	3	3	7.42%	3	3	7.44%

Total	$37	$38	6.87%	$56	$58	6.83%

(1)	Consists entirely of Fannie Mae participation certificates.
The following table presents certain information regarding the composition of our trading account assets as of the dates indicated below.

	2008			2007
			Weighted			Weighted
	Amortized		Average	Amortized	Fair	Average
(Dollars in thousands)	Cost	Fair Value	Yield	Cost	Value	Yield
Total Mortgage-backed securities	$167	$169	4.82%	$195	$194	5.79%
Mutual funds	608	575		635	656
Other securities (1)	—	—		—	1,457

Total	$775	$744	1.04%	$830	$2,307	1.36%

(1)	The balance at December 31, 2007 consisted of total return swaps, which we used to enhance our returns, and interest-rate contracts, which do not qualify for hedge accounting treatment pursuant to SFAS No. 133.

     The following table sets forth the fair value of our securities activities with respect to our securities classified as available for sale and held to maturity for the periods indicated.

	At or for the Years
	Ending December 31,
(Dollars in thousands)	2008	2007
Beginning balance	$351,524	$309,800
Mortgage-backed securities pass-throughs purchased- available for sale	—	7,305
Collateralized mortgage obligations purchased-	—	65,368
Commercial mortgage-backed securities purchased- available for sale	154,109	—
Asset-backed securities purchased- available for sale	8,392	124,860

Total securities purchased	162,501	197,533

Less:
Sale and principal payments of mortgage-backed securities, pass throughs — available for sale	(19,015)	(35,280)
Sale and principal payments of collateralized mortgage obligations — available for sale	(26,889)	(27,569)
Sale and principal payments of commercial mortgage- backed securities – available for sale	(154,122)	(31,054)
Sale and principal payments of asset-backed securities available for sale	(20,684)	(42,015)
Principal payments of mortgage-backed securities, pass throughs — held to maturity	(19)	(13)

Total securities sold and repaid	(220,729)	(135,931)

Change in net unrealized gain (loss) on securities available for sale and held to maturity	(8,529)	(17,259)
Other-than-temporary loss on available for sale securities	(11,824)	(2,153)
(Amortization of premium)/accretion of discount	773	(466)

Ending balance	$273,716	$351,524

Sources of Funds
General. We consider various sources of funds to fund our investing and lending activities and we evaluate the available sources of funds in order to reduce our overall funding costs. Retail and commercial deposits, California State certificate of deposits, brokered deposits (see Subsequent Events footnote for restrictions on brokered deposits in our proposed Supervisory Agreement with the OTS), reverse repurchase agreements, advances from the FHLB of San Francisco and FRB discount window, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in our lending and investing activities, and for other general business purposes. We closely monitor rates and terms of competing sources of funds on a daily basis and utilize the source that we believe to be cost effective and stable.
Deposits. Los Padres Bank attempts to price its deposits in order to promote deposit growth and stability, and offers a wide array of deposit products in order to satisfy our business and retail customers’ needs. Los Padres Bank’s current deposit products include passbook accounts, negotiable order of withdrawal (“NOW”) and demand deposit accounts, money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from one month to five years and individual retirement accounts. In addition, we offer various package accounts that combine the best features of our single accounts and enable us to generate more funds from each relationship.
Los Padres Bank’s retail deposits are generally obtained from residents in each of its primary market areas. Los Padres Bank opened an office in Surprise, Arizona in May of 2008. We recently began offering our customers the ability to open and electronically fund their deposit accounts using a secure internet site. This enables us to enlarge our banking center trading areas and enhances convenience for existing customers. The principal methods currently used by Los Padres Bank to attract deposit accounts include offering a variety of products and services, and competitive interest rates. Los Padres Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Refer to the Subsequent Events footnote for additional information. The following table sets forth the maturities of Los Padres Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2008.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$205,356
Over three through six months	147,484
Over six through twelve	67,350
Over twelve months	6,354

Total	$426,544

The following table sets forth by various interest rate categories the certificates of deposit with Los Padres Bank at the dates indicated.

	At December 31,
	2008	2007	2006
		(In Thousands)
0.00% to 2.99%	$296,594	$2,120	$2,763
3.00% to 3.99%	353,265	49,505	24,339
4.00% to 4.99%	24,380	397,194	192,937
5.00% to 5.99%	1,944	212,268	336,245

Total	$676,183	$661,087	$556,284

The following table sets forth the amount and remaining maturities of Los Padres Bank’s certificates of deposit at December 31, 2008.

		Over six	Over One	Over Two
		Months	Year	Years
	Six Months	Through	Through	Through	Over Three
	and Less	One Year	Two Years	Three Years	Years	Total
			(In Thousands)
0.00% to 2.99%	$227,458	$66,936	$1,411	$696	$93	$296,594
3.00% to 3.99%	320,195	30,894	677	710	789	353,265
4.00% to 4.99%	7,177	9,993	3,699	1,456	2,055	24,380
5.00% to 5.99%	336	628	1	412	567	1,944

Total	$555,166	$108,451	$5,788	$3,274	$3,504	$676,183

Borrowings. We obtain both long-term fixed-rate and short-term variable-rate advances from the FHLB of San Francisco and the Federal Reserve Bank (“FRB”) upon the security of certain of our residential first mortgage loans and other assets, provided certain standards related to creditworthiness of Los Padres Bank have been met. FHLB of San Francisco and FRB discount window advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities and lending activities and have been collateralized with a pledge of loans, securities in our portfolio or any mortgage-backed or related securities purchased. Advances from the FHLB of San Francisco and FRB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2008, we had two advances from the FHLB of San Francisco, which mature between January 2009 and June 2010. At December 31, 2008, we had total FHLB of San Francisco advances of $190.0 million at a weighted average coupon of .78%. Our advances were limited to 30% of our total Bank assets at December 31, 2008, or $358.1 million and 35%, or $427.7 million at December 31, 2007.
Los Padres Bank also has the capacity to borrow from the FRB discount window. Los Padres Bank has pledged $114.6 million of mortgage backed securities to the FRB and had borrowing capacity of $63.8 million at December 31, 2008. Los Padres had no FRB borrowings at December 31, 2008.
During 2008 and 2007, we obtained funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. The difference between the sale and the purchase price (referred to as the “drop”) together with the foregone coupon interest represents the cost of the financing transaction. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transaction. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. In this type of transaction, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral, which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, established dealers when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements. At December 31, 2008, we had one reverse-repurchase agreements with Citigroup Financial Services totaling $15.0 million with a coupon of 3.45%, maturing on July 7, 2010 and secured by GNMA Arm’s with a fair value of $15.0 million. At December 31, 2007, we had three repurchase agreements with Citigroup Financial Services totaling $45.0 million with a weighted average coupon of 3.11% and maturities ranging from May 2008 to July 2010.
Through September 30, 2007, the Company had a loan facility from two banks consisting of a revolving line of credit of $15.0 million. There were no draws on the line of credit during 2007. The lines of credit matured on September 30, 2007 and were not renewed.
On September 27, 2004, we completed a $10.3 million capital trust offering with a newly formed trust, Harrington West Capital Trust II, in a private transaction. The capital trust securities bear an interest rate of three-month LIBOR plus 1.90% and will mature on October 7, 2034 and have a five-year call feature. We used a portion of the proceeds to downstream capital to Los Padres Bank for the continued expansion of its operations (see Subsequent Events Footnote 22 referencing the Supervisory Agreement with the OTS).
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
The following table sets forth certain information regarding our short-term borrowings that mature in one year or less at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$5,119	$5,576	$1,212
Maximum amount outstanding at any month-end during the period	6,229	6,729	6,141
Balance outstanding at end of period	4,499	4,981	6,141
Average interest rate during the period	2.29%	3.61%	3.93%
Average interest rate at end of period	2.04%	3.32%	4.11%

Short-term FHLB advances:
Average balance outstanding	$214,987	$215,544	$267,452
Maximum amount outstanding at any month-end during the period	250,000	262,000	310,000
Balance outstanding at end of period, net of hedging costs	171,000	228,000	238,000
Average interest rate during the period	2.22%	5.18%	5.05%
Average interest rate at end of period	.05%	4.27%	5.29%

Subsidiaries
Our primary subsidiary is Los Padres Bank. We were formed for the purpose of acquiring Los Padres Bank, and we completed the acquisition in 1996. Los Padres Bank is a wholly-owned subsidiary.
In February 1999, we purchased a 49% interest in Harrington Wealth Management Company, (“HWMC”) which provides trust and investment management services to individuals and small institutional clients for fee income. In November 2001, we purchased the remaining 51% interest in HWMC. HWMC performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2008, HWMC administered approximately 554 accounts and had $150.4 million of assets under management that are not included on our balance sheet. For the years ended December 31, 2008, and 2007, HWMC generated revenues of $975,000, and $964,000, respectively. HWMC is a wholly owned subsidiary of Los Padres Bank.
Valley Oaks Financial Corporation (“VOFC”) was formed as a wholly owned service corporation of Los Padres Bank in 1983 and serves as the deed-of-trust trustee with respect to real estate-secured loans we originate. VOFC also serves as owner of property acquired through foreclosure or deed in lieu of foreclosure pending resale by the Bank.
Harrington West Capital Trust I was formed as an unconsolidated subsidiary of Harrington West Financial Group in 2003 and was created in conjunction with the $15.5 million capital trust offering.
Harrington West Capital Trust II was formed as an unconsolidated subsidiary of Harrington West Financial Group in 2004 and was created in conjunction with the $10.3 million capital trust offering.
Employees
As of December 31, 2008, we had 195 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is satisfactory.
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
Los Padres Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on us, Los Padres Bank, and our operations. Refer to the Subsequent Events footnote for additional information.
Insurance of Deposit Accounts. The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Reform Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The FDIC Board of Directors has not declared any dividends as of December 31, 2008. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was .76%.
In 2007, FDIC regulations established a new risk-based assessment system under which deposit insurance assessments are based upon supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them.
In 2007 and 2008, the annual insurance premiums on bank deposits insured by the DIF varied between $.05 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.43 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. In 2007 and 2008 the Bank was classified in the highest capital and supervisory evaluation category. Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was $338 thousand. This credit was used to offset assessments until exhausted. The Bank’s assessment credit was fully used in the first quarter of 2008.
As required by law, in October 2008, the FDIC Board adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC Board of Directors voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.
The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.
Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.
Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.
Under the regulation, an institution is well-capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2008, Los Padres Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. Refer to “Subsequent Events”, Footnote 22 for additional information.

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
If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well-capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well-capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.
              OTS capital regulations also require savings associations to meet three capital standards:
•	tangible capital equal to at least 1.5% of total adjusted assets,

•	leverage capital (core capital) equal to 4% of total adjusted assets, and

•	risk-based capital equal to 8% of total risk-weighted assets.
These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. Minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Los Padres Bank is subject to different capital standards because of the proposed Supervisory Agreement and must maintain a Tier I (Core) Capital Ratio of 7% and a Total Risk-based Capital Ratio of 12%. See discussion of the proposed Supervisory Agreement in Footnote 22 of our financial statements included in this annual report.

The following table reflects as of December 31, 2008, Los Padres Bank’s actual levels of regulatory capital and the applicable regulatory capital requirements.

			Tier 1 Leverage
	Tangible Capital(1)		Capital(1)		Risk-Based Capital(1)
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Actual regulatory capital	$87,584	7.24%	$87,584	7.24%	$94,485	10.21%
Minimum regulatory capital	18,145	1.50%	48,387	4.00%	74,066	8.00%

Excess regulatory capital	$69,439	5.74%	$39,197	3.24%	$20,419	2.21%

Requirements of the Supervisory Agreement with the OTS
Actual regulatory capital	$87,584	7.24%	$87,584	7.24%	$94,485	10.21%
Minimum per Supervisory	84,678	7.00%	84,678	7.00%	111,100	12.00%

	$2,906	0.24%	$2,906	0.24%	($16,615)	(1.79%)

(1)	Tangible capital is computed as a percentage of tangible assets and Tier 1 leverage capital is computed as a percentage of the adjusted total assets, both of which amounted to $88.0 million as of December 31, 2008.
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
Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations may be additionally authorized to make loans to one borrower, by order of the Director of OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided:
•	the final purchase price of each single family dwelling unit that is financed does not exceed $500,000;

•	the savings association is in compliance with its capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

•	lending under the general 10% and 10% limits are considered part of the $30.0 million or 30% exception limit
At December 31, 2008, Los Padres Bank’s loans-to-one-borrower limit was $14.2 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2008, Los Padres Bank’s largest single lending relationship had an outstanding balance of $13.7 million, and consisted of three loans secured by commercial real estate, which was performing in accordance with its terms.
Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2008, Los Padres Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Affiliate Transactions. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. HWFG and HWMC are considered to be affiliates of Los Padres Bank. Refer to Footnote 22 to the consolidated financial statements for more information.
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

In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:
•	would not be well-capitalized under the prompt corrective action regulations of the OTS following the distribution;

•	the proposed capital distribution would reduce the amount of or retire any part of the savings association’s common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

•	the savings association is a subsidiary of a savings and loan holding company.
If neither the savings association nor the proposed capital distribution meets any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. Refer to the Subsequent Events footnote for additional information.
Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted in August 2008 for the period ended June 30, 2008, Los Padres Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.
Federal Home Loan Bank System. Los Padres Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, Los Padres Bank is required to own capital stock in an FHLB in an amount equal to the greater of:
•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	4.7% of its FHLB advances or borrowings.
Los Padres Bank’s required investment in FHLB stock, based on December 31, 2008, financial data, was $8.9 million. At December 31, 2008, Los Padres Bank had $11.5 million of FHLB stock.
Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2008 Los Padres Bank was in compliance with these requirements.
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
As a public reporting company, we are subject to the provisions of the SOA and related rules and regulations issued by the SEC and NASDAQ. Although we are not yet subject to compliance, our compliance costs related to the SOA have not been material. However, it is anticipated that we will incur additional expense as a result of the SOA, and the implementation cost of compliance with section 404 may be material.
Item 1A. Risk Factors
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Form 10-K. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Form 10-K is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
The current changing economic environment poses significant challenges for us.
We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. We have some direct exposure to the residential real estate market in our loan and securities portfolios Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations. This deterioration in economic conditions coupled with a national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and impairment write-downs and result in the following other consequences:
•	Loan delinquencies, problem assets and foreclosures may increase;

•	Delinquencies and losses in the collateral backing investments may erode remaining credit enhancement resulting in additional OTTI;

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease; and

•	Collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associate with our existing loans.
Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.
Our commercial real estate and multi-family residential loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. At December 31, 2008, commercial real estate loans totaled $260.9 million, or 32.2%, of our total loan portfolio while multi-family real estate loans totaled $85.2 million, or 10.4%, of our total loan portfolio. Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of such loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our commercial real estate and multi-family residential loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2008, commercial and industrial loans totaled $118.9 million, or 14.7%, of our total loan portfolio. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower and supporting guarantees. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. At December 31, 2008, construction loans totaled $125.7 million, or 15.4%, of our total loan portfolio while land acquisition and development loans totaled $48.5 million, or 6.0%, of our total loan portfolio. Construction and acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans and acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Our consumer loans generally have a higher risk of default than our other loans. At December 31, 2008, consumer loans totaled $32.9 million, or 4.1%, of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
Our investment portfolio includes securities which are sensitive to interest rates and spread changes and which we may be required to sell to meet our liquidity needs.
Our available-for-sale portfolio totaled $273.7 million at December 31, 2008. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact earnings and stockholders’ equity, causing material fluctuations from quarter to quarter.
The risk of us realizing a loss upon a sale in our available for sale portfolio is a function of our liquidity needs and market conditions at the time of sale. Failure to hold our securities until maturity or until market conditions are favorable for a sale could materially and adversely affect our business, financial condition, profitability and prospects.
We hold sub-prime and prime-backed mortgage securities which are subject to the performance of the underlying loans. With the severe housing downturn and economic recession, housing prices have declined significantly and borrowers are experiencing reduced cash flow to service mortgages due to job losses and unemployment. This situation has the potential of affecting the performance of our mortgage securities with losses and impairment.
Our other-than-temporary impairment charges taken to-date may prove to be insufficient to absorb losses inherent in our investment portfolio.
Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans collateralizing our investment securities and have resulted in significant other-than-temporary impairment charges by financial institutions, including ours. If our analysis of the likelihood of collecting all remaining principal and interest owed under the contractual terms of these investments proves to be overstated, we may have inadequate security for the repayment of the investment security and may incur a loss. If we were to conclude there were unrealized losses which were other-than-temporary, which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss, we would reduce the carrying amount of the security to fair value and record a corresponding charge to income, which would also reduce our regulatory capital and negatively impact the Bank’s capital ratios. These negative impacts could significantly impact the Bank’s ability to borrow funds under credit arrangements. In addition, if the Bank determined it did not have the intent or ability to hold securities to maturity or recovery of temporary impairments, such impairments would be realized through earnings as other-than-temporary impairments.
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
At December 31, 2008, our allowance for loan losses was $11.4 million. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe our loan loss allowance is adequate to absorb probable incurred losses in our loan portfolio, we cannot predict these losses or whether our allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability. The anticipated Supervisory Agreement with the OTS requires us to have an independent third party review of our commercial and industrial loan portfolio and our methodology for determining our allowance for loan and lease losses.
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
Like other financial institutions, our operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and securities and interest expense incurred on deposits and borrowings. Our net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and securities and limits on increases in the rates of interest charged on our loans. We expect that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities.
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
We are vulnerable to an increase in interest rates because our interest-earning assets generally have longer maturities than our interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect our net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although we attempt to manage our interest rate risk, we cannot assure you that we can minimize our interest rate risk. Our net interest margin was 2.59% for the year ended December 31, 2008, compared to 2.90% for the year ended December 31, 2007, and 2.76% in the December 2008 quarter compared to 2.94% for the quarter ended December 2007.
Our business is subject to economic and other general risks which may adversely impact our results of operations and financial condition.
Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with the general economic downturn, have resulted in uncertainty in the financial markets and a general economic downturn, which have continued in 2008.
Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. This recession has been reflected in significant business failures and job losses, including the potential bankruptcies of three U.S. automobile manufacturing companies and by job losses in excess of 500,000 in each of November and December 2008.  Job losses at this level continued during the first calendar quarter of 2009.
In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets may continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular are not fully known at this time.  Such events may have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.
We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.
Many lending institutions, including us, have experienced increases in delinquent and nonperforming loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial, multifamily, other commercial loans and home mortgages have declined and may continue to decline.
Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Continued negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.
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
A further downturn in the real estate market may adversely affect our business. As of December 31, 2008, approximately 81.2% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Approximately 67.6% of our real property collateral is located in California, approximately 14.0% is located in the Kansas City metropolitan area, and 18.4% is in the Arizona market. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. If there is a significant decline in real estate values, the collateral for our loans will provide less security. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and among other things, earthquakes and other national disasters particular to our market areas.
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
We invest in interest rate contracts for the purpose of reducing interest rate risk and, to a much more limited extent, to enhance spread income through asset based interest rate swaps. These interest rate contracts may include interest rate swaps, caps and floors and exchange traded futures and options. At December 31, 2008, we had invested in interest rate swaps with an aggregate notional amount of $168 million. Although, we have utilized caps, floors and exchange traded futures and options in prior periods, as of December 31, 2008, we did not have any investments in such interest rate contracts. Interest rate contracts can cause losses to us that will be reflected in our statements of earnings, and the maximum potential loss reflected in our statements of earnings may exceed the value at which we carry these instruments. These losses result from changes in the market values of such interest rate contracts. At December 31, 2008, the approximate net market value of our interest rate contracts was a loss of $10.4 million. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management”.
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
Our temporary slowed growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may need to raise more capital to meet the targeted capital levels of our Supervisory Agreement with the OTS and our long term business plan, and that capital may not be available.

In the expected Supervisory Agreement with the OTS, Los Padres Bank is required to meet capital ratios of 7.0% core tangible and 12.0 % risk based capital, and as of December 31, 2008, these ratios are 7.24% and 10.21%, respectively. We have a comprehensive plan to reduce assets in an effort to meet these capital levels, but we may need to raise more equity capital in order to fully satisfy the requirements. Although HWFG was successful in raising equity capital in 2008, the equity markets for banks are very distressed, and it may be difficult to raise additional capital. To the extent that we cannot meet the required capital levels, we may be subject to additional regulatory restrictions, including our ability to pay dividends on our preferred and common stock.
See “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” “Regulation – Los Padres Bank – Regulatory Capital Requirements and Prompt Corrective Action” and “Subsequent Events”.
Our plan to expand the franchise with additional banking offices in California, Kansas and Arizona may not be successful, which would negatively affect our growth strategy and prospects, and profitability.
We have two parcels in the Phoenix metro for future development of banking centers, when economic conditions and our financial performance improves. Management estimates that it will take approximately 12 to 18 months for each new banking center to be profitable. These estimates are based on our financial model which reflects various assumptions, and we cannot give assurance that we will achieve profitability when estimated or that losses will not be greater than anticipated. While our management has significant experience in the Kansas and Arizona markets, we cannot be sure that our expansion in those markets will meet our expectations. In addition, although we have hired experienced personnel who are familiar with the markets and although our senior management has extensive knowledge of the area, we may not be successful in these operations and we may not be able to compete successfully. If we are unsuccessful in expanding our business in Kansas and Arizona, our growth strategy, financial condition, prospects and profitability may be adversely affected.
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
We conduct our banking operations primarily along the central coast of California, the Phoenix metro, and the Kansas City metro. Many competitors offer the banking services that we offer in our service area and in the areas we intend to expand in. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Increased competition in our market areas may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors.

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
A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is from raising capital from third parties and the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. See “Regulation – Regulation of Los Padres Bank – Capital Distributions”. The expected Supervisory Agreement contains a requirement that the payment of dividends by Los Padres Bank and HWFG has prior OTS approval. These limitations may prevent us from being able to service our debt, pay our obligations or pay dividends on our preferred and common stock.
Provisions in our certificate of incorporation and bylaws limit the authority of our stockholders, and therefore, minority stockholders may not be able to significantly influence our governance or affairs.
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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Our expected Supervisory Agreement requires the prior approval of the FDIC to issue brokered deposits. Refer to Footnote 22 “Subsequent Events” for additional information.
Deposit insurance assessments will increase substantially, which will adversely affect profits.
FDIC deposit insurance expense for the year ended December 31, 2008 was $647 thousand. Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. On December 16, 2008, the FDIC issued a final rule increasing that assessment range for the first quarter of 2009. The FDIC has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule. It has also stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections. Additionally, the FDIC has proposed a special assessment of 10 basis points to be calculated as of June 30, 2009 and paid by September 30, 2009.
Recently enacted legislation and other measures undertaken by the Treasury, the FRB and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:
•	Authority for the FRB to pay interest on depository institution’s reserve balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.
Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the TARP, the Treasury has created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.
EESA followed, and has been followed by, numerous actions by the FRB, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.
On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank) and bank holding companies (such as the Company). Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.
On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package. The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury.
The actual impact that EESA, the Stimulus Bill and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
Office Locations
          The following table sets forth certain information with respect to our offices at December 31, 2008.

			Total Deposits
	Leased/Owned	Date Office	at
	and Lease Expiration	Opened or	December 31, 2008
Office Location	Date	Purchase Date	(Dollars in thousands)
Solvang Branch and Administrative Offices	Lease expires on 1/31/10	June 1983	$221,309
610 Alamo Pintado Road	with one option for five years
Solvang, CA. 93463

Loan Center	Lease expires on 1/31/10	March 1998	—
1992 Old Mission Drive	with one option for five years
Solvang, CA. 93463

Pismo Branch	Lease expires on 2/09/13	May 1998	81,742
831 Oak Park Boulevard	with one option for five years
Pismo Branch, CA.93449

Atascadero Branch	Lease expires on 4/30/11	May 1991	56,116
7315 El Camino Real	with three options for five years
Atascadero, CA.93422

Santa Maria Branch	Lease expires on 6/30/12	July 1992	71,290
402 E. Main Street	with two options for five years
Santa Maria, CA.93454

Buellton Branch	Lease expires on 11/02/12	December 1997	17,492
234 E. Highway 246, Suite 109	with two options for five years
Buellton, CA. 93427

Goleta Branch	Lease expires on 10/31/13	February 1999	103,263
197 North Fairview	with two options for five years
Goleta, CA. 93117

San Luis Branch	Lease expires on 12/31/10	January 2001	32,716
1322 Madonna Road	with one option for five years
San Luis Obispo, CA.93405

Nipomo Branch	Lease expires on 12/31/10	July 2001	32,233
542 W. Teft Road	with two options for five years
Nipomo, CA. 93444

Total Deposits
	Leased/Owned	Date Office	at
	and Lease Expiration	Opened or	December 31, 2008
Office Location	Date	Purchase Date	(Dollars in thousands)
Storage Area	Month-to-Month Lease	June 1992	—
1120 Mission Drive	with no expiration date
Solvang, CA. 93463

Human Resources, Compliance &	Lease expires on 1/31/10	March 2000	—
Training Room	with one option for five years
1984 Old Mission Drive, Suites A-4 and A-5
Solvang, CA. 93463

Loan Origination Center	Lease expires on 1/31/10	April 2002	—
1988 Old Mission Drive, Suite B-12	with one option for five years
Solvang, CA. 93463

Harrington Bank	Lease expires on 12/31/10	November 2001	60,513
6300 Nall Avenue	with four options for five years
Shawnee Mission, KS. 66208

Harrington Wealth Management Company	Lease expires on 10/31/11	November 2001	—
10150 Lantern Road, Suite 150
Fishers, IN. 46038

Arizona — Mirage Branch	Lease expires on 9/30/12	November 2002	29,526
10555 North 114th Street, Suite 100	with two options for five years
Scottsdale, AZ. 85295

Ventura Branch	Lease expires on 11/27/13	May 2004	45,108
1171 S. Victoria Ave., Suite A	with three options for five years
Ventura, CA. 93003

Thousand Oaks Branch	Lease expires on 5/31/10	June 2005	26,283
2920 Thousand Oaks Blvd, Suite A	with two options for five years
Thousand Oaks, CA. 91360

Storage Area	Month-to-Month Lease	August 2004	—
10760 North 116th Street	with no expiration date
Scottsdale, AZ. 85259

Storage Area	Month-to-Month Lease	August 2006	—
10555 North 114th Street	with no expiration date
Scottsdale, AZ. 85259

Arizona — Airpark Branch	Owned	December 2004	24,126
14100 N. Northsight Blvd.
Scottdale, AZ. 85260

Ojai Branch	Owned	November 1997	48,569
110 South Ventura Street
Ojai, CA. 93023

Metcalf Branch	Owned	December 2003	23,689
14300 Metcalf
Overland Park, KS. 66223

			Total Deposits
	Leased/Owned	Date Office	at
	and Lease Expiration	Opened or	December 31, 2008
Office Location	Date	Purchase Date	(Dollars in thousands)
Olathe Branch	Owned	November 2005	14,639
College & Pflumm Rds
Olathe, KS. 66215

Arizona — Surprise Branch	Owned	January 2006	10,979
Bell Road & 114th Ave.
Surprise, AZ. 85374

Deer Valley Branch	Owned	April 2006	—
NWC 19th Ave. & Pinnacle Peak Rd.
Phoenix. AZ.

Gilbert Branch	Owned	December 2006	—
Lindsay & Warner Rds
Gilbert, AZ.

TOTAL DEPOSITS			$899,593

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
Stock Information
As of March 16, 2009, we had 6,770,093 shares of common stock outstanding and approximately 96 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.
The following table sets forth the high and low sale prices of our common stock for each of the quarters of 2008 and 2007. Our common stock began trading on the NASDAQ Global Market on November 6, 2002 under the stock symbol “HWFG.”

			Dividends
Quarter Ended	High	Low	Declared
March 31, 2007	$17.98	$16.90	$0.125
June 30, 2007	17.28	15.80	0.425
September 30, 2007	16.19	14.60	—
December 31, 2007	12.46	11.01	0.125
March 31, 2008	12.48	7.25	0.070
June 30, 2008	8.32	3.68	—
September 30, 2008	6.99	2.40	—
December 31, 2008	5.92	1.25	—
On March 26, 2008, HWFG announced that it executed stock purchase agreements for $4.3 million in equity capital through a private placement of 550 thousand common shares at $7.75 per share to eleven accredited investors and directors of the Company and Bank. This offering was priced on March 25, 2008 and closed on March 27, 2008. $2.1 million of this offering or 269 thousand shares were subject to regulatory approval and closed on April 23, 2008, after receiving regulatory approval for a rebuttal of control filing. The sale of the shares was completed in reliance on the exception provided by Section 4(2) of the Securities Act of 1933. The proceeds from this offering were used to fund the banking franchise growth of the Company and to weather the volatility in the spreads and prices of its high credit quality mortgage securities portfolio in the current environment.
As announced on September 29, 2008, HWFG raised $11.4 million in equity capital in the quarter. This private placement consisted of an offering of common stock at $6.25 per share and non-cumulative, perpetual preferred stock at $25 per share with an 8% annual dividend, convertible into 4 shares of common stock ($6.25 conversion price). A total of 57,000 shares of the preferred stock were purchased on September 29, 2008 by 8 accredited investors and HWFG Board members for $1.4 million in proceeds. Concordia Financial Services Fund, L.P. (Concordia) committed to $10 million of this capital by purchasing common and preferred shares in two closings as follows:
1.	On September 29, Concordia purchased 458,768 shares of common stock and 61,757 of the preferred stock for proceeds of $4.4 million in the first closing.

2.	After receiving OTS agreement for Concordia’s rebuttal of HWFG control and HWFG shareholder approval in the December 2008 quarter, Concordia purchased 180,082 shares of common stock and 24,242 shares of preferred stock on the same terms or $1.7 million in proceeds in the second closing.
3.	A stock subscription receivable was recorded at December 31, 2008 for the remaining 54,001 shares of preferred stock and 401,150 additional shares of common stock on the same terms or $3.9 million in proceeds. HWFG holds $3.9 million in notes from Concordia with a pledge of the $1.7 million of shares purchased in the second closing while Concordia executed the drawdown of funds.

4.	HWFG holds $3.9 million in demand notes from Concordia for the remaining 401,150 shares of common and 54,001 shares of Series A preferred to be purchased as part of the second closing, and which will not be issued until the payoff of the notes. The notes are collateralized by the 180,082 shares of common and the 24,242 shares of preferred purchased in the second closing for cash. As of the date of this 10K filing, the notes remain unpaid and HWFG is working with Concordia to obtain payment. On September 29, 2008, Concordia previously purchased 458,768 shares of common stock and 61,757 of the preferred stock on the same terms for proceeds of $4.4 million. An additional 57,000 shares of the preferred stock were purchased on September 29, 2008 by other accredited investors and HWFG Board members for $1.4 million in proceeds.
Dividends
In 2008, we paid a quarterly dividend of $0.13 per common share in the March quarter and a quarterly dividend of $0.07 per common share in the June quarter. Dividends were temporarily suspended for the remainder of the year. An 8% dividend on the preferred stock totaling $61 thousand was declared on December 31, 2008 and was paid to shareholders on January 2, 2009. The dividend rate on our common stock and the continued payment of dividends is determined by our board of directors, which takes into account our consolidated earnings, financial condition, liquidity and capital requirements, applicable governmental regulations and policies, and other factors deemed relevant by our Board of Directors. More specifically, Delaware law provides that a corporation may make a dividend to its stockholders out of the corporation’s capital surplus or, in case there shall be no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The holders of our common stock are entitled to receive and share equally in such dividends as may be declared by our board of directors out of funds legally available therefore. Our ability to pay dividends may also be dependent on our ability to receive dividends from Los Padres Bank, which is subject to compliance with federal regulatory requirements.
The ability to declare or pay dividends would also be restricted if we deferred quarterly interest payments due for the subordinated debt of $25.8 million. As of December 31, 2008, all interest payments due were paid in full in accordance with the capital trust securities agreements. The dividend payments to the Trup I and Trup II, as of December 31, 2008, are paid in full and are intended to continue on a quarterly basis, subject to available cash and OTS non-objection under our expected Supervisory Agreement. The HWFG Board has suspended the regular quarterly dividend to preserve capital in the current economic and housing environment.

Recent Sales of Unregistered Securities

			Number of
		Price Per	Shares	Amount
Date	Title of Security	Share	(In thousands)	(In thousands)

December 31, 2008	Common	$6.25	180,082	$1,125,513
December 31, 2008	Preferred	25.00	24,242	606,048

Total			204,324	$1,731,561

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 1, 2007, our Board of Directors re-affirmed the repurchase of up to 200,000 shares of our common stock through open market or privately arranged sales. To date, no shares have been repurchased, and the authorization remains in place subject to OTS non-objection under our expected Supervisory Agreement.

Item 6. Selected Financial Data.
(Dollars in Thousands, Except Share and Per Share Data)
The following summary presents our selected consolidated financial information at or for the five years ended December 31, 2008. Financial information at or for each of the five years ended December 31, 2008 is derived from our audited consolidated financial statements. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, included in Item 8 herein.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Condition Data:
Total assets	$1,195,635	$1,223,402	$1,154,473	$1,140,187	$1,081,330
Loans receivable, net	798,325	782,626	757,033	672,890	598,442
Securities available for sale	273,678	351,466	309,729	387,352	431,206
Securities held to maturity	37	56	69	80	93
Trading account assets	744	2,307	837	975	1,046
Deposits	899,593	836,333	732,757	669,145	598,182
FHLB advances	190,000	247,000	257,000	319,000	316,000
Securities sold under repurchase agreements	19,499	49,981	65,141	59,013	79,689
Other debt	25,774	25,774	25,774	25,774	25,774
Stockholders’ equity	46,438	55,042	67,698	59,574	52,660
Shares outstanding	6,770,093	5,554,003	5,460,393	5,384,843	5,278,934

Selected Income Statement Data:
Interest income	$72,100	$80,124	$74,095	$62,056	$52,266
Interest expense	41,649	48,271	43,341	31,898	22,718

Net interest income	30,451	31,853	30,754	30,158	29,548
Provision for loan losses	6,990	650	565	435	650

Net interest income after provision for loan losses	23,461	31,203	30,189	29,723	28,898
Other income:
Net gain (loss) on sale of available-for-sale securities	1,107	(1,004)	(613)	933	690
Income (loss) from trading assets	(8,699)	(2,798)	1,024	3	571
Other-than-temporary loss	(11,824)	(2,153)	—	—	—
Gain on termination of cash flow hedge	1,889	—	—	—	—
Loss on write-down of real estate owned	(4,442)	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	(189)
Other gain (loss)	1,045	(1)	(39)	(15)	(57)
Banking fee income and other income(1)	3,937	4,326	4,085	3,948	3,148

Total other income	(16,987)	(1,630)	4,457	4,869	4,163

Other expenses:
Salaries and employee benefits	13,372	13,157	12,478	11,166	10,522
Premises and equipment	4,077	3,875	3,744	3,884	3,153
Other expenses(2)	7,235	5,892	5,938	6,026	5,741

Total other expense	24,684	22,924	22,160	21,076	19,416

Income (loss) before income taxes	(18,210)	6,649	12,486	13,516	13,645
Provision for income tax expense (benefit)	(7,400)	2,481	4,258	5,180	5,436

Net income (loss)	$(10,810)	$4,168	$8,228	$8,336	$8,209

Dividend on preferred stock	$61	—	—	—	—

Income (loss) available to common shareholders	$(10,871)	$4,168	$8,228	$8,336	$8,209

Preferred Stock Summary:
Stockholders’ equity per preferred share	$23.08	—	—	—	—
Diluted weighted average shares outstanding	$142,999	—	—	—	—

Common Stock Summary:
Basic earnings (loss) per share	$(1.78)	$0.75	$1.51	$1.56	$1.56
Diluted earnings (loss) per share	$(1.78)	$0.74	$1.48	$1.48	$1.46
Dividends per common share	$0.20	$0.68	$0.50	$0.49	$0.88
Stockholders’ equity per common share	$6.37	$9.91	$12.40	$11.06	$9.98
Diluted weighted average shares outstanding	6,115,540	5,637,415	5,572,664	5,620,556	5,603,680

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Data(3):
Performance Ratios and Other Data:
Return on average assets	(.89)%	0.36%	0.72%	0.75%	0.80%
Return on average equity	(23.27)%	6.29%	12.85%	14.61%	16.30%
Average equity to average assets	3.80%	5.71%	5.62%	5.14%	4.87%
Interest rate spread (4)	2.41%	2.60%	2.56%	2.63%	2.77%
Net interest margin (4)	2.59%	2.90%	2.83%	2.83%	2.93%

Average interest-earning assets to average interest-bearing liabilities	105.20%	106.81%	106.82%	106.61%	107.09%
Total noninterest expenses to average total assets	2.02%	1.97%	1.94%	1.86%	1.88%
Efficiency ratio(5)	71.78%	63.36%	63.61%	61.80%	59.38%

Asset Quality Ratios (6):
Non-performing loans and troubled debt restructurings to total loans	2.66%	0.23%	0.01%	0.00%	0.02%
Non-performing assets and troubled debt restructurings to total assets	2.42%	0.15%	0.01%	0.00%	0.00%
Allowance for loan losses to total net loans	1.43%	0.82%	0.78%	0.84%	0.87%
Net charge-offs to average loans outstanding	0.25%	0.02%	0.01%	0.00%	0.00%

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	9.46%	9.73%	10.08%	9.96%	10.37%
Total risk-based capital ratio	10.21%	10.45%	10.78%	10.69%	11.13%
Tier 1 leverage capital ratio	7.24%	6.93%	7.41%	6.78%	6.68%

(1)	Consists of service charges, wholesale mortgage banking income, other commissions and fees, other miscellaneous non-interest income and increase in cash surrender value of life insurance.

(2)	Consists of computer services, consulting fees, marketing and other miscellaneous non-interest expenses.

(3)	With the exception of return on average assets and return on average equity, all ratios are based on average daily balances.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents non-interest expenses as a percentage of the aggregate of net interest income before provision for loan losses and non-interest income, excluding gains on sales of securities, loans, fixed assets and gains in termination of cash flow hedges.

(6)	Non-performing loans generally consist of non-accrual loans and non-performing assets generally consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.
          Refer to Recent Developments in Note 22 to the consolidated financial statements for more details.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Mission
Our mission is to develop diversified and highly profitable community-focused, banking operations in the markets of the California central coast, the Kansas City metro, and the Phoenix/Scottsdale metro. Although these markets are geographically dispersed, we have considerable market knowledge of each of these areas, local management with extensive experience in banking and the particular market, relationship development potential due to our ties to the communities, and each market offers favorable demographic and economic characteristics. All of these banking operations are operated under the Los Padres Bank, FSB charter so that we can gain operating efficiencies from centralized administration and operating systems. However, each region’s banking operation is distinct to its market and its clientele, and lead by a local management team responsible for developing and expanding the banking operations on a profitable basis. The Kansas City banking offices operate under the Harrington Bank (dba) brand name, and the California and Arizona offices operate under the Los Padres Bank brand name.

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
We plan to grow the banking operations in these markets opportunistically and based on our financial performance, required capital levels, and economic conditions. We evaluate financial institution acquisition opportunities but are value oriented. Acquisitions are expected to be accretive to earnings per share within a 12-month period.
Since 1997, we have grown from 4 banking offices to 17 banking offices including the Thousand Oaks branch acquisition, opening the Scottsdale Airpark office in mid 2005 and opening in Olathe, Kansas in August 2006. We have 11 full service banking centers on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking centers in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 3 banking centers in Scottsdale, Arizona. We have two parcels in the Phoenix metro for future development. These parcels will be developed for new banking centers commensurate with HWFG capital, financial performance and economic conditions.
Product Line Diversification
We have broadened our product lines over the last 7 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004 we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products. During this past year, with emphasis on core deposit development, HWFG introduced the successful Power-Up account and Remote Deposit Capture.
Net retail deposit growth in 2008 was propelled by the aggressive promotion of its Power-Up account. This account ties together a checking account with a required automatic transaction and a money market account. Furthermore, HWFG was successful in promoting certificate of deposit accounts in the spring of 2008 and retaining them at lower rates at renewal in the December 2008 quarter.
Investment Management
We utilize excess capital in a short duration and have an investment portfolio comprised largely of mortgage and related securities. Our goal is to produce a pre-tax return on these investments of ..75% to 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allow us to compete effectively against other institutions that do not offer these products. Given the extreme dislocations in the credit markets in the current environment and our goals to build capital levels, we will reduce the investment portfolio through pay-downs.

Control Banking Risks
We seek to control banking risks. We have established a disciplined credit evaluation and underwriting environment that emphasizes the assessment of collateral support, cash flows, guarantor support, and stress testing. We manage operational risk through stringent policies, procedures, controls and interest rate risk through our modern financial and hedging skills.
Performance Measurement
We evaluate our performance based upon the primary measures of return on average equity, which we are trying to achieve in the low to mid-teens, earnings per share growth, and additional franchise value creation through the growth of deposits, loans and wealth management assets. We may forego some short term profits to invest in operating expenses for banking center development in an effort to earn future profits.
Profitability Drivers
The factors that we expect to drive our profitability in the long-term are as follows:
1.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction, construction-to-permanent loan lending and selected consumer lending activities such as home equity line of credit loans, commensurate with our credit policy and the economic environment.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we utilize excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2004 the investment portfolio’s performance exceeded our goals and contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. From 2005 to 2006 the investment portfolio underperformed our goal but still earned a total return in excess of one-month LIBOR. In 2007 and 2008 the investment portfolio significantly underperformed our goal as a result of the severe credit market dislocations.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process. As such, non-performing asset levels have been low with corresponding low loan charge-offs.
Together, we believe these factors will contribute to more consistent and growing profitability. The effect of these factors on our financial results is discussed further in the following sections. Refer to Footnote 22 “Subsequent Events”, page 129 for additional information.

Strategic Response to the Current Operating Environment, Housing Downturn, and Economic Recession
Although our long-term strategies remain intact as previously described, given the severe economic and housing recession and its effect on our 2008 financial performance, we have implemented a near-term plan to manage through this environment and address our expected Supervisory Agreement.
We have the following expectations over the next two years:
1.	The economy will remain in a major recession throughout most of 2009 with some improvement in the latter quarters. Housing prices will continue to be under pressure until mid to late 2009 and then start to stabilize with a very slow climb.

2.	A major fiscal stimulus bill and foreclosure reduction program has been enacted. We expect additional stimulus programs will be implemented in 2009, especially if the housing market or employment rates do not improve.

3.	The Federal Reserve will continue to aggressively use non-monetary policy tools to keep interest and mortgage rates low and improve credit spreads by aggressively buying fixed income and mortgage assets in order to stimulate buying in the housing market.

4.	The Treasury may reinitiate a troubled asset repurchase program by mid 2009 and will allocate more TARP funds to banks.

5.	Combined actions will pull the US into a more normal growth environment by mid 2010. Credit spreads and credit availability will improve moderately over the 2009 to 2010 period.

6.	Our Kansas and central California markets will be more insulated from the housing recession and job losses but still highly affected, with Arizona having higher housing price depreciation on a median basis. Arizona, however, will have a faster recovery due to its desirable weather pattern and the strong immigration due to demographic trends and job availability (higher retirement and more migration from higher cost and colder weather states).
HWFG’s Response
The very weak housing market, emanating from the burst of the housing bubble and created by the easy credit of the sub-prime lending period, has transitioned into a credit crisis. The consumer remains financially stressed with falling home equity and common stock values and in a recessionary economy with growing job losses. This situation has resulted in negative effects to HWFG’s asset quality from falling real estate values and lower cash flow to borrowers to service their debts. HWFG’s earnings have been impacted by a larger requirement for loan loss reserves and write-downs on loans, mortgage securities, and REO due to falling real estate prices (appraisals) and securities values. Although HWFG purchased highly-rated mortgage related securities (nearly all originally A rated or higher) based on conservative loss assumptions at the time, the loss assumptions used by the rating agencies have proved erroneous, and a crisis of confidence for fixed income buyers has resulted, leading to many mortgage markets becoming highly illiquid. Not even the most pessimistic forecasters envisioned the financial crisis that unfolded in late 2007 and 2008 from the excesses of the period from 2003 to 2006. Our non-performing loan levels as a percentage of loans, however, are less than the median FDIC institution (1.49% at December 31, 2008, for HWFG versus 2.93% for all insured institutions and 3.10% for savings institutions per the FDIC statistics).
We have been and remain in a defensive posture to manage through the current housing and economic environment by taking the following steps: (1) making prudently underwritten loans, (2) reducing, to the extent possible, higher credit risk and lower margin (for the risk) loans, (3) further tightening our underwriting standards and curtailing acquisition and development and spec construction lending until the environment improves, (4) expanding and making more profitable the core deposit franchise through our sales, marketing, and service programs, and (5) reducing our mortgage investments through pay-down ($45-60 million per year) while we closely monitor collateral performance for impairment and opportunities to liquidate some MBS. As economic conditions improve, we expect to return to pre-recession profit levels. Specifically, the following major strategies envelop our near-term plan:
     1. Improve Capital Ratios:
Los Padres Bank is subject to different capital standards because of the proposed Supervisory Agreement and must maintain a Tier I (Core) Capital Ratio of 7% and a Total Risk-based Capital Ratio of 12%. To meet 7% core tangible and 12% risk-based capital ratios in the short term, HWFG will pursue two primary strategies as it seeks to minimize shareholder dilution: (1) reduce assets through principal reductions on, loan and securities, loan participations, loan growth origination controls, and other alternatives as necessary, and (2) selective equity capital offerings.
We have initiated programs to reduce our risk weighted assets by an amount sufficient to meet our required capital levels or regulatory requirements. These programs include the following: (1) limiting the availability on Home Equity Lines of Credit (HELOC) based on new valuations of the underlying real estate and a 65% loan to value advance rate, (2) participating loans to other institutions, (3) limiting renewals of loans, and an evaluation of our markets for possible divestiture.
We raised $11.8 million of private equity capital in the last half of 2008 in two offerings. We are committed to raising additional equity capital through private channels with an emphasis on minimal dilution to our shareholders. We believe that HWFG’s asset quality, although deteriorating due to the economic and housing climate, remains better than the median community bank as measured by non performing loans to total loans by the FDIC. We have written down our weaker private mortgage securities in 2008, and although more write-downs are possible, we believe we have isolated the weak securities with further loss potential and are recognizing losses as such losses become probable. We believe HWFG remains an attractive community banking franchise for private investors and the Treasury at HWFG’s recent equity sales prices and book value.
     2. Manage Aggressively Problem Assets to Positive Resolution
We have initiated a rigorous problem assets resolution process, with a committee made up of representatives from all the regions, legal, and senior management, to identify, manage, and resolve problem loans. A tracking list with assignments is updated with weekly accountability and follow-up. This process has kept our non-performing loans at a level near or below the median peer group institutions in the states in which we operate. We are also closely monitoring our troubled mortgage securities for opportunities and letting our investments pay down at the rate of $10 to $12 million per quarter.
     3. Manage and Improve Liquidity of the Bank
We will continue to build the liquidity of the Bank through the following tactics:
a.	Leverage our intensive sales, marketing and service program that emphasize the building of core deposits. We have experienced favorable progress in this regard in the late December 2008 quarter into the March 2009 quarter with growth in deposits, after losing about 3% of our deposits in the September to December 2008 quarters as the crisis of confidence in the banking industry became elevated. The higher deposit insurance levels enacted in 2008 and the reduced amount of high rate paying institutions in our markets starved for liquidity have improved the situation.

b.	Efficiently pledge all mortgage and other eligible collateral to the FHLB and FRB to increase borrowing capacity to maximum levels.

c.	Reduce brokered deposits over time as the core franchise continues to build.

d.	Seek to maintain excess borrowing capacity above $100 million.
     4. Improve Net Interest Margins and Fee Income
a.	Re-price loan renewals to the current higher spread environment while adding floors or maintaining floor rates on floating rate loans. Continue to hedge fixed rate risk.

b.	Manage NPA’s to a low level to the extent possible to reduce non-accrued interest.

c.	Re-price lower our core deposits to improve margins as the high rate paying competition diminishes.

d.	Expand our deposit fee income sources, HWMC fees, and explore new fee income programs.
     5. Continue to Manage our Banking Risks to a Low Level
a.	Interest rate risk through our rigorous assessment and applied hedging process.

b.	Operational risk through our policies, procedures and related controls.

c.	Liquidity Risk through our core deposit development and back up liquidity plans.

d.	Credit Risk though our underwriting and problem asset resolution process.
     6. Control Operating Costs
We have curtailed our growth of new banking centers until the environment improves, have eliminated redundant or under-utilized personnel positions, have cut/eliminated incentive compensation, and have tried to control the ongoing cost of operations through programs aimed at eliminating waste. Problem loan and REO expense has risen due to the current environment offsetting much of these cost reduction programs. We expect problem loan expense will remain historically high into 2010.
All of these actions are expected to lead to well-capitalized and growing capital levels, profit recovery, lower overall risk of the institution, and higher shareholder value. No assurance can be given that our strategy will be successful given the troubled economy. As the economy and HWFG’s earnings and capital levels improve, we will return to our fundamental long term mission and strategies. Refer to Footnote 22 “Subsequent Events”, for additional information.
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
The financial information contained in our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when recognizing income or expense, recovering an asset or relieving a liability. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We also calculate the fair value of our interest rate contracts and securities based on market prices and the expected useful lives of our depreciable assets. We enter into interest rate contracts that are classified as trading account assets or to accommodate our own risk management purposes. The interest rate contracts are generally interest swaps, caps, floors and futures contracts, although we could enter into other types of interest rate contracts. We value these contracts at fair value, using readily available, and market quoted prices. We have not historically entered into derivative contracts, which relate to credit, equity, commodity, energy or weather-related indices. Generally accepted accounting principles themselves may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. As of December 31, 2008, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold loans in past years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.
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
Other-Than-Temporary Impairment. Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), requires enterprises to determine whether a decline in the fair value of an individual debt security below its amortized cost is other than temporary. If the decline is deemed to be other than temporary, the cost basis of the security must be written down through a charge to earnings. Determination of an other-than-temporary impairment requires significant management judgment relating to the probability of future cash flows, the financial condition and near-term prospects of the issuer of the security, and/or the collateral for the security, the duration and extent of the decline in fair value, and the ability and intent of the Company to retain the security, among other things. Future changes in management’s assessment of other-than-temporary impairment on its securities could result in significant charges to earnings in future periods.

Goodwill. Management reviews goodwill at least annually for impairment, which requires the use of significant judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it becomes impaired.
Real Estate Owned. For a discussion of real estate owned and its impact on the Company, Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Results of Operations
In 2008, Harrington West Financial Group experienced the most challenging year of its almost 13 years of operations. We were confronted by a broad weakening of real estate markets, the related credit crisis in sub-prime mortgage loans that spilled over into almost all credit markets in the form of wider spreads and extremely volatile prices for fixed income securities, and an economy transitioning to slower growth.
For the year of 2008, HWFG reported a net loss of $10.8 million or $1.78 per diluted share compared to a net profit of $4.2 million or 74 cents per diluted share in 2007. The net loss for the year-ended December 31, 2008 of $10.8 million comprised of:
1)	$5.8 million of after-tax core banking income (net interest income before provision for loan loss plus banking fee income minus operating expenses);

2)	$7.0 million of after-tax other-than-temporary impairments on $17.5 million of securities held available-for-sale. This loss was transferred from equity to earnings upon determination of the other-than-temporary impairment and, therefore, has no effect on book value per share;

3)	$6.8 million in after-tax addition to reserves and write-downs on loans and real estate owned. On a pre-tax basis, this expense includes $7.0 million of provision for loan losses and $4.4 million of write-downs on real estate owned; and

4)	$2.8 million of after-tax net losses on AAA-rated commercial mortgage-backed securities (CMBS) total rate of return swaps, CMBS, CMBS hedges and terminated cash flow swaps, and other securities, loans and assets.
Net Interest Income. Net interest income is determined by (i) our interest rate margin, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities.

For the year 2008, net interest income before the provision for loan losses and net margin were $30.5 million and 2.59% compared with $31.9 and 2.90%, respectively, in 2007. The decline in net interest income and margin during 2008 were the direct result of the significant decline in the PRIME (down 4.0 % in 2008) and LIBOR rates relative to the lag in the re-pricing of HWFG’s deposits, which have approximately a 6 month longer duration on average. (Refer to the Asset and Liability Management section of this discussion for a detailed discussion of what our strategies are for hedging of interest rate exposure and why we believe that our management of interest rate fluctuations gives us a competitive advantage over other financial institutions). Net interest income before the provision for loan losses and net interest margin have improved over the last two quarters as the lag in the re-pricing of HWFG’s CD deposit accounts started to catch-up with the re-pricing of HWFG’s floating rate LIBOR and PRIME based loans and securities, and as HWFG reduced lower spread investment securities at the end of the June 2008 quarter. Furthermore, HWFG has made a concerted effort to re-price loan renewals and new loans at wider spreads to its funding cost to compensate for the credit environment. HWFG also benefited from the higher floating LIBOR rates on which approximately $203.8 million of securities re-price relative to Federal Funds on which its borrowings re-price. This spread advantage, however, declined later in the December 2008 quarter as the Federal Reserve and Treasury actions proved to assist in lowering the LIBOR rates relative to the Federal Funds target rate. Somewhat higher non-accrual loans also are negatively affecting net interest income.

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

	Year Ended
	2008			2007
(In thousands)	Balance	Income	Rate	Balance	Income	Rate

Interest earning assets:
Loans receivable (1)	$802,288	$54,793	6.83%	$764,056	$60,317	7.90%
FHLB stock	13,077	530	4.05%	13,169	692	5.25%
Securities and trading account assets (2)	347,636	16,634	4.78%	320,246	18,855	5.89%
Cash and cash equivalents (3)	16,215	143	0.88%	12,020	260	2.16%

Total interest earning assets	1,179,216	72,100	6.11%	1,109,491	80,124	7.23%

Non-interest-earning assets	42,059			51,696

Total assets	$1,221,275			$1,161,187

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$156,277	$3,919	2.51%	$100,454	$2,656	2.64%
Passbook accounts and certificates of deposit	671,967	25,529	3.80%	623,088	30,217	4.85%

Total deposits	828,244	29,448	3.56%	723,542	32,873	4.54%

FHLB advances (4)	233,995	9,590	4.10%	234,544	11,598	4.94%
Reverse repurchase agreements	32,865	1,016	3.04%	54,910	1,723	3.18%
Other borrowings (5)	25,774	1,595	6.09%	25,774	2,077	8.17%

Total interest-bearing liabilities	1,120,878	41,649	3.70%	1,038,770	48,271	4.63%

Non-interest-bearing deposits	42,659			47,581
Non-interest-bearing liabilities	11,293			8,544

Total liabilities	1,174,830			1,094,895
Stockholders’ equity	46,445			66,292

Total liabilities and stockholders’ equity	$1,221,275			$1,161,187

Net interest-earning assets (liabilities)	$58,338			$70,721

Net interest income/interest rate spread		$30,451	2.41%		$31,853	2.60%

Net interest margin			2.59%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.20%			106.81%

(1)	Includes non-accrual loans. Interest income includes fees earned on loans originated and accretion of deferred loan fees.

(2)	Consists of securities classified as available for sale and held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Consists of cash and due from banks and federal funds sold.

(4)	Interest on FHLB advances is net of hedging costs. We use interest rate swaps to hedge the short-term re-pricing characteristics of our floating-rate FHLB advances. See “—Asset and Liability Management.”

(5)	Consists of subordinated debt.

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

	Twelve Months Ended
	December 31, 2008 vs. December 31, 2007
	Increase (decrease) due to			Total Net
			Rate/	Increase
(In thousands)	Rate	Volume	Volume	(Decrease)

Increase (decrease) in:

Interest -earning assets:
Loans receivable (1)	$(8,175)	$3,020	$(369)	$(5,524)
FHLB stock	(158)	(5)	1	(162)
Securities and trading account assets (2)	(3,555)	1,613	(279)	(2,221)
Cash and cash equivalents (3)	(154)	91	(54)	(117)

Total net change in income on interest-earning assets	(12,042)	4,719	(701)	(8,024)

Interest-bearing liabilities:
Deposits
NOW and money market accounts	(131)	1,474	(80)	1,263
Passbook accounts and certificates of deposit	(6,542)	2,371	(517)	(4,688)

Total deposits	(6,673)	3,845	(597)	(3,425)
FHLB advances (4)	(1,970)	(27)	(11)	(2,008)
Reverse Repurchase Agreements	(77)	(701)	71	(707)
Other borrowings (5)	(536)	—	54	(482)

Total net change in expense on interest-bearing liabilities	(9,256)	3,117	(483)	(6,622)

Change in net interest income	$(2,786)	$1,602	$(218)	$(1,402)

1)	Includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of interest income from securities classified as available for sale, held to maturity and trading account assets.

3)	Consists of interest income from cash and due from banks and federal funds sold.

4)	Interest expense on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of interest expense on subordinated debt.

Interest Income. Total interest income decreased by $8.0 million or 10.0% for 2008 over 2007 from $80.1 million to $72.1 million. Interest income decreased during the current year due to the drop in yields and the re-pricing of the assets to market rates. The Federal Reserve Board lowered the federal funds rate during 2008, and since a substantial portion of our earning assets re-price with the general level of interest rates, our average yield on earning assets decreased commensurate with the decreases in federal fund rates.
Interest Expense. Total interest expense decreased by $6.6 million or 13.7% during the year ended December 31, 2008 over 2007, from $48.3 million to $41.6 million. During 2008, our average interest-bearing liabilities increased by $82.1 million or 7.9%, due primarily to the increase in deposits to support our growth and the growth in new offices. Also, the average rate spread on deposits and borrowings was lower in 2008 than 2007 by .93%.
Provision for Loan Losses. We established provisions for loan losses of $7.0 million and $650 thousand, during the years ended December 31, 2008, and 2007, respectively. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management. For more detailed information regarding the methodology used to maintain the allowance for loan losses, refer to the Asset Quality section in Item 1 — Business.
Other Income. Total other income (loss) has been affected by: (1) other-than-temporary impairment of $11.8 million on $17.5 million of securities held available-for-sale, (2) $4.4 million of write-down on real estate owned, and a net loss on securities and (3) cash flow hedges and other gains and losses of $721 thousand in total. For more information regarding other-than-temporary loss, refer to Note 3 to the Consolidated Financial Statements.
The following table sets forth information regarding other income for the periods shown.

	Year Ended December 31,
	2008	2007	2006
Net gain (loss) on sale of available-for-sale securities	$1,107	$(1,004)	$(613)
Gain (loss) from trading assets	(8,699)	(2,798)	1,024
Other-than-temporary loss	(11,824)	(2,153)	—
Gain on termination of cash flow hedge	1,889	—	—
Loss on write-down of real estate owned	(4,442)	—	—
Gain (loss) on sale of other assets	1,045	(1)	(39)
Increase in cash surrender value of insurance	485	873	745
Banking fee income and other income (1)	3,452	3,453	3,340

Total other income	$(16,987)	$(1,630)	$4,457

(1)	Consists primarily of banking fee income such as service charges and fees on deposit accounts, fees from our trust and investment management services, other miscellaneous fees and increase in cash surrender value of life insurance.
For the full year of 2008, core banking fee and cash surrender value of life insurance income was $3.9 million versus $4.3 million in 2007, declining 9.0%. The decline in core banking fee and cash surrender value of life insurance income in 2008 is due primarily to a lower overall crediting rate on the cash surrender value of HWFG’s Bank Owned Life Insurance (BOLI) due to market conditions, reduced mortgage brokerage service activity and to somewhat lower Harrington Wealth Management fees due to the decline in equity values of the investment assets managed.

The following chart shows the comparison of banking fee and other income sources for 2008 and 2007.
Banking Fee & Other Income
(Dollars in thousands)

			%			%
	2008	2007	Change	2007	2006	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$608	$832	(26.9%)	$832	$826	0.7%
Deposit, Other Retail Banking Fees & Other Fee Income	1,903	1,665	14.3%	1,665	1,666	(0.1%)

Harrington Wealth Management Fees	941	956	(1.6%)	956	848	12.7%
Increase in Cash Surrender Value of Life Insurance, net	485	873	(44.4%)	873	745	17.2%

Total Banking Fee & Other Income	$3,937	$4,326	(9.0%)	$4,326	$4,085	5.9%

Over the last three years, we have increased our recurring deposit and retail banking fee income and HWMC fees. However, mortgage brokerage and prepayment penalty fees have been volatile.
Other Expenses. Operating expenses were controlled in 2008, in light of the expansion of banking operations in the year. Operating expenses were $24.7 million in 2008 compared to $22.9 million in 2007, a 7.7% increase, including the full year expenses for a new Harrington banking office in the Kansas City metro offset by lower incentive compensation expense.
The following table sets forth certain information regarding other expenses for the periods shown.

	Year Ended December 31,
	2008	2007	2006
Salaries and employee benefits	$13,372	$13,157	$12,478
Premises and equipment	4,077	3,875	3,744
Insurance premiums	917	337	417
Marketing	512	418	453
Computer services	1,043	950	841
Professional fees	728	760	998
Office expenses and supplies	807	792	881
Other (1)	3,228	2,635	2,348

Total other expenses	$24,684	$22,924	$22,160

(1)	Consists primarily of regulatory fees, and other miscellaneous expenses.
Total other expenses increased by $1.8 million or 7.7% to $24.7 million during the year ended December 31, 2008 over the prior year. The growth in other operating expenses has been largely attributed to the expenses required to support the growth of our banking offices, increased real estate owned expense, higher deposit insurance expense and other expenses.
The principal category of our other expenses is salaries and employee benefits, which increased by $215 thousand or 1.6% during the year ended December 31, 2008, compared to the prior year with an increase of $679 thousand, or 5.4% during 2007. The increases during periods ended December 31, 2008 and 2007 were primarily due to the hiring of additional employees in connection with the opening of new banking centers in Surprise, Arizona in the spring of 2008 and Overland Park, Kansas in the fall of 2006.
Premises and equipment expenses increased by $202 thousand or 5.2% during the year ended December 31, 2008, as compared to the prior year. The increase in premises and equipment expense during the year ended December 31, 2008 was primarily due to the banking center openings and general growth in operations.
Professional fees decreased by $32 thousand or 4.2% during the year ended December 31, 2008, as compared to the prior year. The decrease was primarily due to completing the process of bringing all of the risk and investment management operations in-house with a marginal cost savings versus our Portfolio and Rate Risk Analysis Agreement with Smith Breeden Associates, Inc., which terminated on April 30, 2007.
We have also made expenditures in administration and systems to support our growth and have increased consulting and internal support to implement new corporate governance regulations, such as the Sarbanes Oxley Act (SOA).
The increases in miscellaneous other expenses since 2007, primarily reflects our growth in our number of offices over the periods as well as expenses associated with our public company status and new corporate governance regulations.
Income Taxes. We incurred income tax (benefit) expense of ($7.4) million and $2.5 million during the years ended December 31, 2008, and 2007, respectively. The amount of our income tax (benefit) expense is a function of the amount of our income before income taxes during the periods presented. Our effective tax rates were 40.6% and 37.3%, the years ended December 31, 2008 and 2007.
Changes in Financial Condition
General. At December 31, 2008, our total assets amounted to $1.2 billion, compared to $1.2 billion at December 31, 2007. A decrease of $27.8 million in total assets was primarily attributable to a decrease in our securities portfolio. At December 31, 2008, our total liabilities amounted to $1.1 billion, compared to $1.2 billion at December 31, 2007.
Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, amounted to $27.0 million at December 31, 2008, and $14.4 million at December 31, 2007. We manage our cash and cash equivalents based upon our operating, investing and financing activities. We generally attempt to invest our excess liquidity into higher yielding assets such as loans or securities. See “Liquidity and Capital Resources.”
Securities. Securities classified as available for sale (AFS), which consist of mortgage-backed and related securities, amounted to $273.7 million at December 31, 2008 and $351.5 million at December 31, 2007. Securities classified as held to maturity, consisting of mortgage-backed and U.S. Government agency securities, remained relatively stable at the end of the periods presented, amounting to $37 thousand at December 31, 2008 and $56 thousand at December 31, 2007. The decrease of $19 thousand was due primarily to principal prepayments. For additional details concerning our securities portfolio, please refer to Note 3 of the Consolidated Financial Statements.
Trading Account Assets. We also classify certain mortgage-backed and related securities and equity securities as trading securities in accordance with SFAS No. 115 and enter into interest rate contracts that do not qualify for hedge accounting treatment. These assets are collectively referred to as trading account assets. At December 31, 2008, the trading account assets totaled $744 thousand, consisting of $169 thousand in mortgage-backed securities, and $575 thousand in equity securities. At December 31, 2007, the trading portfolio totaled $2.3 million and consisted of $194 thousand in mortgage-backed securities, $656 thousand in equity securities and $1.5 million in CMBS TROR representing the unrealized gain on the $80 million of CMBS TROR.
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
At December 31, 2008, loans receivable, net of our allowance for loan losses, amounted to $798.3 million or 66.7% of total assets, as compared to $782.6 million or 64.0% of total assets at December 31, 2007. The $15.7 million or 2.0% increase in the loan portfolio during 2008, and the related loan mix change to higher spread earning loans was due to our emphasis on commercial real estate, commercial and industrial, and multifamily mortgage loans and Los Padres Bank’s strategy to broker for third parties substantially all new single-family mortgage originations in order to generate fee income. Although construction and commercial loans increased over 2007, we curtailed this lending in the latter quarters of 2008 due to the housing and economic environment.
At December 31, 2008, the Bank’s regulatory limit on loans-to-one borrower was $14.2 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $13.7 million, $13.7 million, $12.6 million, $12.6 million and $12.2 million. These five largest loans or loan concentrations were secured by commercial real estate and development of single family residences. All of these loans or loan concentrations were performing in accordance with their payment terms at December 31, 2008.
HWFG is continuing to manage the loan portfolio with a heightened concern and attention given the very adverse credit conditions and the extremely weak housing market putting considerable stress on borrowers. Non-performing loans at December 31, 2008 were $12.1 million and included $5.7 million of construction loans, $4.2 million of commercial and industrial loans, $805 thousand of commercial real estate loans, $593 thousand of land development loans, $444 thousand of single family residential loans, $224 thousand of consumer loans, and $135 thousand of multi-family loans. The real estate owned of $7.5 million included a $4.0 million parcel of entitled land in southern California for residential development on which the bank has received a letter of intent for purchase at $4.0 million, rental properties of $2.4 million in the Kansas City metro that the bank has selectively refurbished to increase occupancy and rental income for future sale, $543 thousand on a participation loan in a high-end residential development and 3 single family residences totaling $525 thousand on the California central coast and Kansas City markets. On February 6, 2008, HWFG accepted a purchase contract for a single family property owned by the Bank on the central coast of California for $326 thousand, a slight gain to its carrying value.
Allowance for Loan Losses. At December 31, 2008, our allowance for loan losses totaled $11.4 million, compared to $6.4 million at December 31, 2007. At December 31, 2008, our allowance for loan losses represented approximately 1.43% of the total net loan portfolio as compared to 0.82% at December 31, 2007. We establish allowances for loan losses based on the nature of the risk of the comparable historical loss exposure. For a discussion of our loan loss reserve see “Item 1. Business — Allowance for Loan Losses” on page 12.
Deposits. HWFG seeks to grow its deposits at high single to low double-digit rates through its controlled expansion of banking operations in the markets of the central coast of California, the Phoenix, Arizona metro, and the Kansas City metro. At December 31, 2008, deposits totaled $899.6 million, as compared to $836.3 million as of December 31, 2007. Retail and commercial deposits (net of brokered and California State deposits) were $786.7 million at December 31, 2008 compared to $785.8 million at December 31, 2007.

HWFG had $112.9 million in brokered deposits at December 31, 2008, compared to $50.5 million of California State CDs and brokered deposits at December 31, 2007. HWFG’s emphasis on core deposit development (business and consumer checking, savings and money market accounts) remains a key strategy. In 2008, HWFG provided its banking centers, business development and lending officers, sales training, product tools and incentives to better capture these deposits and to lay the foundation for growth in 2008. Refer to Footnote 22 “Subsequent Events”, page 129 for additional information.
HWFG is also focused on developing more low and non-interest bearing deposits through a dual pronged program: (1) a sales development and incentive program throughout its banking centers focused on calling on viable commercial and retail DDA prospects, and (2) an incentive and training program for all business and commercial real estate lenders to gather more core deposits from commercial customers in a team approach with the banking centers. HWFG is also adding remote deposit products to enhance customer convenience.
HWFG continued to grow deposits at a high single-digit pace in 2008. With the steady rise in market interest rates and competition for insured deposits, the spreads on certificates of deposits did increase to LIBOR rates, somewhat affecting margins. We attempt to manage our overall funding costs by evaluating all potential sources of funds, including retail deposits and short and long-term borrowings, and identifying which particular source will result in an all-in cost to us that will meet our funding benchmark. At the same time, Los Padres Bank has attempted to price the deposits offered through its banking center system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. In addition to providing a cost-efficient funding source, these retail deposits provide a source of fee income and the ability to cross-sell other products or services.
Borrowings. Advances from the FHLB of San Francisco amounted to $190.0 million at December 31, 2008 and $247.0 million at December 31, 2007. The decrease in FHLB advances in 2008 was due to our decreased utilization of such borrowings to fund our investments. At December 31, 2008, our FHLB advances had a weighted average interest rate of .78%, as compared to 4.50% at December 31, 2007. Our outstanding FHLB advances have maturities ranging from 2009 to 2010. HWFG had no outstanding advances through the FRB discount window at December 31, 2008. Available borrowing capacity with FRB was $63.8 million and $61.3 million, net of advances, with FHLB at year-end.
Subordinated Debt. Subordinated debt amounted to $25.8 million at December 31, 2008 and December 31, 2007. In September 2004, Harrington West Capital Trust II, issued $10.3 million of trust-preferred securities. The trust preferred securities bear an interest rate of three month LIBOR plus 1.90% will mature on October 7, 2034 and have a five-year call feature. In September 2003, Harrington West Capital Trust I issued $15.5 million of trust-preferred securities. The trust preferred securities issued in September 2003 bear an interest rate of three month LIBOR plus 2.85%, will mature on October 8, 2033 and have a five-year call feature.
Other Liabilities and Fair Value of Cash Flow Hedges. Our cash flow hedges are used to lock in the cost of funds on our floating rate liabilities in order to better match the interest rate risk of assets and liabilities. In doing so, we pay a fixed rate of interest, determined at the point in time the cash flow hedges are entered into, in exchange for a short-term floating rate payment to us. The decline in valuation is a result of the significant decline in the market level of interest rates that has occurred since these cash flow hedges were entered into.
Stockholders’ Equity. Our stockholders’ equity amounted to $46.4 million at December 31, 2008, a decrease of $8.6 million from December 31, 2007. The value of cash flow hedges recorded in equity decreased by $3.1 million after tax due to the decline in interest rates. Furthermore, and with the extreme widening of spreads, the mark to market value of the AFS portfolio declined by $5.4 million on an after tax basis in 2008. Book value per common share, therefore, was $6.37 at December 31, 2008 compared to $9.91 at the same time a year ago. Stockholders’ equity was negatively impacted by $10.8 million of net loss recognized, $8.4 in additional market value declines on securities and cash flow swaps, and $1.2 in dividends paid, and positively influenced by $11.2 million of additional paid in capital, $233 thousand from options exercised, and $370 thousand from stock compensation expensed.

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
Our asset and liability management strategy is formulated and monitored by the Board of Directors of Los Padres Bank. The Board of Director’s written policies and procedures are implemented by the Asset and Liability Committee of Los Padres Bank (“ALCO”), which is comprised of Los Padres Bank’s Chief Executive Officer, President/Chief Operations Officer, Executive Vice-President/Chief Lending Officer, Senior Vice President/Chief Financial Officer, President of Harrington Bank, and four non-employee directors of Los Padres Bank. The ALCO meets at least eight times a year to review the sensitivity of Los Padres Bank’s assets and liabilities to interest rate changes, investment opportunities, the performance of the investment portfolios, and prior purchase and sale activity of securities. The ALCO also provides guidance to management on reducing interest rate risk and on investment strategy and retail pricing and funding decisions with respect to Los Padres Bank’s overall asset and liability composition. The ALCO reviews Los Padres Bank’s liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level in connection with fulfilling its responsibilities.
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

Accordingly, the primary goal of our asset and liability management policy is to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible. This elasticity adjustment can be accomplished internally by restructuring our balance sheet or externally by adjusting the elasticities of our assets and/or liabilities through the use of interest rate contracts. Our strategy is to hedge either internally through the use of longer-term certificates of deposit or less sensitive transaction deposits and FHLB and FRB advances or externally through the use of various interest rate contracts.
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
At December 31, 2008, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $168.0 million and maturities from February 2009 to October 2014. With respect to these agreements, we make fixed-rate payments ranging from 4.59% to 6.29% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
During the year ended December 31, 2008 the swaps generated $3.4 million of interest expense. The interest income related to these swaps was $934 thousand for the year ended December 31, 2007. This income is included in interest expense on FHLB advances and subordinated debt in our consolidated statements of earnings. The approximate market value of the interest rate swaps was an unrealized net loss of $10.4 million, and $5.0 million as of December 31, 2008 and 2007, respectively. These losses are reflected as a separate component in stockholders’ equity, net of tax. (See Subsequent Events Footnote 22.)
At December 31, 2008, we did not hold any interest rate swaps as trading account assets.
If interest rates rise, the value of our short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. At December 31, 2008, and 2007, we did not have any futures contracts.
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
We are subject to the risk that our counterparties, with respect to various interest rate contracts, may default at or prior to maturity of a particular instrument. In such a case, we might be unable to recover any unrealized gains with respect to a particular contract. To reduce this potential risk, we generally deal with large, established investment brokerage firms when entering into these transactions. In addition, we have a policy whereby we limit our unsecured exposure to any one counterparty to 25% of Los Padres Bank’s equity during any two-month period. If the unsecured credit risk exposure to a counterparty exceeds 35% at any quarter-end of the Bank’s equity, then immediate steps will be taken to reduce the exposure or to obtain collateral from the counterparty to secure the position.
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
The following table sets forth at December 31, 2008, the estimated sensitivity of Los Padres Bank’s MVPE to parallel yield curve shifts using our internal market value calculation. The table demonstrates the sensitivity of our assets and liabilities both before and after the inclusion of our interest rate contracts.

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
2008	(Dollars in Thousands)
Market value gain (loss) in assets	$29,178	$25,646	$13,235	—	$(15,160)	$(32,405)	$(50,735)
Market value gain (loss) of liabilities	(15,422)	(14,892)	(8,335)		7,841	15,584	24,116

Market value gain (loss) of net assets before interest rate contracts	13,756	10,754	4,900		(7,319)	(16,821)	(26,619)
Market value gain (loss) of interest rate contracts	(6,672)	(6,428)	(3,397)		3,236	6,346	9,336

Total change in MVPE(2)	$7,084	$4,326	$1,503	—	$(4,083)	$(10,475)	$(17,283)

Change in MVPE as a percent of:
MVPE(2)	10.85%	6.62%	2.30%	—	-6.25%	-16.04%	-26.46%
Total assets of Los Padres Bank	0.43%	0.25%	0.06%	—	-0.26%	-0.74%	-1.22%

	Change In Interest Rates (In Basis Points)(1)
	-300	-200	-100	-	+100	+200	+300
2007	(Dollars in Thousands)
Market value gain (loss) in assets	$41,066	$29,762	$16,089	—	$(17,779)	$(36,760)	$(56,690)
Market value gain (loss) of liabilities	(26,183)	(16,276)	(7,792)		7,307	14,456	22,969

Market value gain (loss) of net assets before interest rate contracts	14,883	13,486	8,297		(10,472)	(22,304)	(33,721)
Market value gain (loss) of interest rate contracts	(14,728)	(9,599)	(4,694)		4,494	8,798	12,923

Total change in MVPE(2)	$155	$3,887	$3,603	—	$(5,978)	$(13,506)	$(20,798)

Change in MVPE as a percent of:
MVPE(2)	0.19%	4.74%	4.40%	—	-7.30%	-16.49%	-25.39%
Total assets of Los Padres Bank	-0.19%	0.16%	0.21%	—	-0.40%	-0.95%	-1.48%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on our pre-tax MVPE of $71.4 million at December 31, 2008.
The table set forth above does not purport to show the impact of interest rate changes on our equity under generally accepted accounting principles. Market value changes only impact our income statement or the balance sheet to the extent the affected instruments are marked to market, and over the life of the instruments, as an impact on recorded yields.
Liquidity and Capital Resources
Liquidity. The liquidity of Los Padres Bank, a consolidated subsidiary of the Company is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, which was 12.51% at December 31, 2008. At December 31, 2008, Los Padres Bank’s “liquid” assets totaled approximately $135.0 million.
In general, the Bank’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. While scheduled loan and mortgage-backed and related securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco. At December 31, 2008, we had $190.0 million in FHLB advances with $61.3 million of additional borrowing capacity with the FHLB of San Francisco and $63.8 million at FRB. There were no advances through FRB’s discount window at December 31, 2008.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, we maintain a strategy of investing in various mortgage-backed and related securities and loans. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and related securities as well as certain other investments. At December 31, 2008, the total approved loan commitments outstanding amounted to $116.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2008 totaled $663.6 million and FHLB borrowings and repurchase agreements that are scheduled to mature within the same period amounted to $175.5 million. Management believes that we have adequate resources to fund all of our commitments and the Company could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with advances from the FHLB of San Francisco or FRB discount window if it proved to be cost-effective to do so.
A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends to shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. Los Padres Bank annually requests a pre-approval of dividends to be paid to HWFG from the OTS. Los Padres Bank was pre-approved to pay up to $5.0 million of dividends to us between July 1, 2007 and June 30, 2008, with certain limitations, primarily to maintain capital ratios at a level that would qualify Los Padres Bank as a well-capitalized institution immediately prior to and after payment of any dividend. At June 30, 2008 Los Padres Bank had declared $1.3 million of the pre-approved $5.0 million. Under the proposed Supervisory Agreement with the OTS, Los Padres can not pay dividends to HWFG without 30 days prior notice and the non-objection of the OTS. It is possible, depending upon the financial condition of Los Padres Bank, and other factors, that the OTS could object to the payment of dividends by Los Padres Bank on the basis that the payment of such dividends is an unsafe or unsound practice. In addition to, under the proposed Supervisory Agreement with the OTS, HWFG must give 30 days notice to the OTS to pay dividends on its preferred and common stock, and the OTS must not object.
Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Los Padres Bank’s failure to comply could also impact its overall assessment by the OTS in future regulatory examinations, which, if adverse, could also impact its FDIC insurance assessment.

Contractual Obligations and Commercial Commitments
The following tables present our contractual obligations (not including interest) and commercial commitments as of December 31, 2008.

		Payment due period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Contractual obligations:
Certificates of deposit	$676,183	$663,617	$9,062	$3,504	$—
FHLB advances	190,000	171,000	19,000	—	—
Reverse repurchase agreements	19,499	4,499	15,000	—	—
Leases	3,849	1,341	1,805	703	—
Other debt	25,774	—	—	—	25,774

Total contractual obligations	$915,305	$840,457	$44,867	$4,207	$25,774

		Amount of Commitment Expiration Per Period
	Unfunded	Less than	One to	Three to	After
	Commitments	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Commitments:
Commercial lines of credit	$37,245	$33,276	$2,985	$981	$3
Consumer lines of credit (1)	46,168	2,235	641	—	43,292
Undisbursed portion of loans in process	27,582	24,898	2,671	—	13
Approved, but not funded mortgage loans	3,805	3,805	—	—	—
Approved, but not funded consumer loans	950	950	—	—	—
Letters of credit	750	750	—	—	—

Total commitments	$116,500	$65,914	$6,297	$981	$43,308

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.
Off-Balance Sheet Arrangements
As discussed in the Asset and Liability Management section above, we utilize external hedging transactions to effectively increase the elasticity of our liabilities and/or effectively contract the elasticity of our assets so that the respective elasticities are matched as closely as possible with the use of external hedging. External hedging generally involves the use of interest rate swaps, caps, floors, options and futures, which are off-balance sheet arrangements. We use interest rate swap instruments to effectuate our external hedging strategy. At December 31, 2008, we held interest rate swaps, which are utilized to hedge liabilities and which qualify for hedge accounting pursuant to SFAS No. 133 and are included in other assets or other liabilities. These swap agreements had an aggregate notional amount of $168.0 million and maturities from February 2009 to October 2014. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities, which would effectively be hedged by that interest rate contract. Our interest rate swap instruments require that we make fixed-rate payments ranging from 4.59% to 6.29% and receive payments based upon three-month LIBOR. These fixed-pay swaps are used to effectively modify the interest rate sensitivity of a portion of Los Padres Bank’s short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and FHLB advances.
At December 31, 2008 and 2007, the interest rate swaps listed below are hedging the interest rate risk of cash flows associated with short-term FHLB advances and certificates of deposit with terms between six and twelve months. These swaps qualify as cash flow hedges.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable

December 31, 2008 - Interest rate swaps — pay fixed	$168,000	$(10,442)	2.62%	5.20%
receive 3-month LIBOR

December 31, 2007 - Interest rate swaps — pay fixed	$172,000	$(4,979)	5.02%	5.17%
receive 3-month LIBOR
The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the repricing risk of deposits and short-term borrowings as of December 31, 2008:

Maturities	2009	2010	2011	2012	2013	Thereafter
Interest rate swaps:
Notional amount	$70,000	$30,000	$30,000	$10,000	$18,000	$10,000
Weighted-average payable rate	5.20%	5.63%	5.05%	5.46%	4.97%	4.59%
Weighted-average receivable rate	2.22%	3.06%	2.20%	4.50%	2.19%	1.43%
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
See “Effect of Newly Issued But Not Yet Effective Accounting Standards” included in Footnote 1.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management” in Item 7 hereof.
Item 8. Financial Statements and Supplementary Data.
Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Harrington West Financial Group, Inc.
Solvang, California
We have audited the accompanying consolidated statements of financial condition of Harrington West Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 30, 2009

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$27,040	$14,433
Trading account assets	744	2,307
Securities, available-for-sale	273,678	351,466
Securities held to maturity (fair value of $38 in 2008 and $58 in 2007)	37	56
Loans receivable, net of allowance for loan losses of $11,449 in 2008 and $6,446 in 2007	798,325	782,626
Accrued interest receivable	3,897	5,168
Real estate owned	7,449	—
Premises, equipment and other long-term assets	17,732	16,917
Due from broker	—	1
Prepaid expenses and other assets	3,254	2,848
Investment in FHLB stock, at cost	11,501	12,474
Income taxes receivable	1,468	—
Cash surrender value of life insurance	23,712	20,524
Deferred tax asset	20,748	8,384
Goodwill	5,496	5,496
Other intangible assets	554	702

Total assets	$1,195,635	$1,223,402

Liabilities:
Deposits:
Interest-bearing deposits	$853,523	$786,263
Non-interest-bearing demand deposits	46,070	50,070

Total deposits	899,593	836,333
FHLB advances	190,000	247,000
Securities sold under repurchase agreements	19,499	49,981
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	14,331	8,769
Income taxes payable	—	503

Total liabilities	1,149,197	1,168,360

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $.01 par value; 8% non-cumulative, 5,000,000 shares authorized; 142,999 shares issued and outstanding as of December 31, 2008 with no shares issued and outstanding December 31, 2007 Liquidation preference of $3.6 million at December 31, 2008	2	—
Common stock, $.01 par value; 15,000,000 shares authorized; 6,770,093 shares issued and outstanding as of December 31, 2008 and 5,554,003 shares issued and outstanding December 31, 2007	72	56
Additional paid-in capital — Common	45,437	34,424
Additional paid-in capital — Preferred	4,649	—
Stock subscriptions	(3,857)	—
Retained earnings	23,356	35,368
Accumulated other comprehensive loss	(23,221)	(14,806)

Total stockholders’ equity	46,438	55,042

Total liabilities and stockholders’ equity	$1,195,635	$1,223,402

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Dollars in thousands, except share and per share data)

	Year Ended
	December 31
	2008	2007

Interest income:
Loans	$54,793	$60,317
Securities	17,307	19,807

Total interest income	72,100	80,124

Interest expense:
Deposits	29,448	32,873
Interest on FHLB advances, repos & other debt	12,201	15,398

Total interest expense	41,649	48,271

Net interest income	30,451	31,853
Provision for loan losses	6,990	650

Net interest income after provision for loan losses	23,461	31,203

Non-interest income:
Gain (loss) on sale of available for sale securities	1,107	(1,004)
Loss from trading assets	(8,699)	(2,798)
Other-than-temporary loss	(11,824)	(2,153)
Gain on termination of cash flow hedge	1,889	—
Loss on write-down of real estate owned	(4,442)	—
Gain (loss) on sale of other assets	1,045	(1)
Increase in cash surrender value of life insurance	485	873
Banking fee and other income	3,452	3,453

Total non-interest income	(16,987)	(1,630)

Non-interest expense:
Salaries and employee benefits	13,372	13,157
Premises and equipment	4,077	3,875
Insurance premiums	917	337
Marketing	512	418
Computer services	1,043	950
Professional fees	728	760
Office expenses and supplies	807	792
Other	3,228	2,635

Total non-interest expense	24,684	22,924

Income (loss) before income taxes	(18,210)	6,649
Provision for income tax expense (benefit)	(7,400)	2,481

Net income (loss)	(10,810)	4,168
Dividend on preferred stock	61	—

Income (loss) available to common shareholders	$(10,871)	$4,168

Basic earnings/(loss) per share	$(1.78)	$0.75
Diluted earnings/(loss) per share	$(1.78)	$0.74
Basic weighted-average shares outstanding	6,115,540	5,541,840
Diluted weighted-average shares outstanding	6,115,540	5,637,415
See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE LOSS
(Dollars in thousands)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Earnings	Loss	Loss	Equity

BALANCE, JANUARY 1, 2007	—	$—	5,460,393	$55	$33,332	$—	$34,964		$(653)	$67,698
Comprehensive income/(loss)
Net income							4,168	4,168		4,168
Other comprehensive loss, net of tax
Unrealized losses on securities								(10,757)	(10,757)	(10,757)
Effective portion of change in fair value of cash flow hedges								(3,396)	(3,396)	(3,396)

Total comprehensive loss								$(9,985)

Stock options exercised including tax benefit of $125			93,610	1	719					720
Stock compensation expense					373					373
Dividends on Common stock at $.675 per share							(3,764)			(3,764)

BALANCE, DECEMBER 31, 2007	—	—	5,554,003	56	34,424	—	35,368		(14,806)	55,042

Comprehensive loss
Net loss							(10,810)	$(10,810)		(10,810)
Other comprehensive loss, net of tax
Unrealized losses on securities								(5,350)	(5,350)	(5,350)
Effective portion of change in fair value of cash flow hedges								(3,065)	(3,065)	(3,065)

Total comprehensive loss								$(19,225)

Stock options exercised including tax benefit of $25			27,240	—	233					233
Common shares issued in private offering at $7.75			550,000	5	4,257					4,262
Common shares issued in private offering at $6.25			638,850	11	6,153					6,164
Preferred shares issued in private offering at $25.00	142,999	2			4,649					4,651
Stock compensation expense					370					370
Stock subscriptions unissued:
Preferred stock 54,001 shares at $25.00						(1,350)				(1,350)
Common stock 401,150 shares at $6.25						(2,507)				(2,507)
Dividends on preferred stock at 8% per share							(61)			(61)
Dividends on common stock at $.195 per share							(1,141)			(1,141)

BALANCE, DECEMBER 31, 2008	142,999	$2	6,770,093	$72	$50,086	$(3,857)	$23,356		$(23,221)	$46,438

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE LOSS
(Dollars in thousands)

	December 31,
	2008	2007
DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding loss arising during period, net of benefit of ($7,189), and (7,686) for 2008, and 2007, respectively	$(12,056)	$(12,730)
Less: Reclassification adjustment for losses included in net income, net of tax benefit of ($4,011), and ($1,184) for 2008, and 2007, respectively	(6,706)	(1,973)

Net unrealized loss on securities, net of tax benefit of ($3,178), and ($6,502) for 2008, and 2007, respectively	$(5,350)	$(10,757)

Unrealized net loss on cash flow hedges, net of tax benefit of ($1,223), and ($2,171) for 2008, and 2007 , respectively	$(1,914)	$(3,395)
Less: Reclassification adjustment for amortization on terminated swaps and net gain on cash flow hedges included in net income, net of tax expense of $736, and $1 for 2008, and 2007 , respectively	1,151	1

Net unrealized loss on cash flow hedges, net of tax benefit of ($1,959), and ($2,171) for 2008, and 2007, respectively	$(3,065)	$(3,396)

Total change in Accumulated Other Comprehensive Loss	$(8,415)	$(14,153)

See notes to consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(10,810)	$4,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(646)	(238)
Depreciation and amortization	1,386	1,485
Amortization and accretion of premiums and discounts on loans receivable and securities	(777)	540
Deferred income taxes	(7,243)	(1,045)
Provision for loan losses	6,990	650
Activity in trading account assets	(1,125)	(6)
Loss (gain) on sale of trading securities	2,688	(1,464)
Loss (gain) on sale of available-for-sale securities	(1,107)	1,004
Gain on termination of cash flow swaps	(1,889)	—
Loss on other-than-temporary impairment	11,824	2,153
Loss on write-down of real estate owned	4,442	—
Loss (gain) on sale of loans	(252)	—
Loss (gain) on sale of premises and equipment	(793)	—
FHLB stock dividend	(697)	(726)
Earnings on bank owned life insurance	(485)	(873)
Decrease in accrued interest receivable	1,271	147
(Increase) decrease in income taxes receivable, net of payable	(1,971)	615
(Increase) decrease in prepaid expenses and other assets	8,239	1,151
Stock compensation expense	233	373
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(6,234)	(429)

Net cash provided (used) by operating activities	3,044	7,505

Cash flows from investing activities:
Net increase in loans receivable	(49,845)	(26,074)
Proceeds from sale of loans	16,133	—
Proceeds from sales of securities available for sale	171,925	35,999
Purchases of securities available for sale	(162,501)	(197,533)
Principal paydowns on securities available for sale	49,892	98,915
Principal paydowns on securities held to maturity	19	13
Purchase of cash surrender value of life insurance	(2,750)	(2,000)
Proceeds from life insurance death benefit	—	779
Proceeds from sale of real estate acquired through foreclosure	53	—
Proceeds from sale of fixed assets	1,100	—
Purchases of premises and equipment	(2,360)	(2,588)
Redemption of FHLB Stock	1,670	2,867

Net cash provided (used) in investing activities	23,336	(89,622)

HARRINGTON WEST FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2008	2007

Cash flows from financing activities:
Net increase in deposits	63,260	103,576
Decrease in securities sold under agreements to repurchase	(30,482)	(15,160)
Decrease in FHLB advances	(57,000)	(10,000)
Proceeds from exercise of stock options, including tax benefits	370	720
Proceeds from shares issued in private offerings	11,220	—
Dividends paid on common stock	(1,141)	(3,764)

Net cash provided (used) by financing activities	(13,773)	75,372

Net (decrease) increase in cash and cash equivalents	12,607	(6,745)
Cash and cash equivalents at beginning of period	14,433	21,178

Cash and cash equivalents at end of period	$27,040	$14,433

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$37,871	$49,457
Income taxes	$1,790	$2,671

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Due from broker	$—	$(1)
Transfers from loans to real estate owned	$11,096	$—

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company - Harrington West Financial Group, Inc. is a savings and loan holding company incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank (the “Bank”), referred to herein on a consolidated basis as the “Company”. The Bank is a federally chartered savings bank which operates 17 branches serving individuals and small to medium-sized businesses. Eleven banking facilities are operated on the California Central Coast, three banking facilities are located in Kansas, and operated as a division under the Harrington Bank brand, and three banking facilities are located in Scottsdale, Arizona.
Harrington Wealth Management Company (“HWMC”) is a wholly owned subsidiary of the Bank and is consolidated into the Bank. HWMC offers trust and investment management services to the customers of the Bank. HWMC performs management of investment portfolios through knowledge and analysis of the customer’s investment needs, risk tolerance, tax situation and investment horizon. At December 31, 2008, HWMC administered approximately 554 accounts and had $150.4 million of assets under management that are not included on the consolidated statements of financial condition. For the years ended December 31, 2008 and 2007, HWMC generated revenues of $975,000 and $964,000, respectively.
Basis of Presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying consolidated financial statements. In preparing the consolidated financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, valuation of investment securities (including the determination of temporary versus other-than-temporary impairments), fair value of derivatives, fair value of financial instruments and stock-based compensation. Actual results could differ from those estimates.
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
Use of Estimates – To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (or with U.S. generally accepted accounting principles) management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair value of real estate owned, determination of temporary versus other-than-temporary impairments, and fair values of financial instruments are particularly subject to change.
Segments — While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, and if applicable, federal funds are purchased and sold for a one-day period.
Trading Account Assets - Trading account assets are debt and equity securities, as well as derivative instruments not receiving hedge treatment (as further described in Note 15) that are bought and held principally for the purpose of active management. These assets are reported at fair value and included in trading account assets on the statements of financial condition. Realized and unrealized gains and losses are included in loss from trading assets. Interest from trading assets is included in interest income.
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
A security may become impaired. The impairment may be temporary or other than temporary. In the case of debt securities, the impairment may imply a judgment by the market that the issuer will not be able to make interest and principal payments as contractually required. Alternatively, the impairment may be due only to changes in interest rates that do not impact the issuer’s ability to meet its contractual obligations. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, the ability of the security’s underlying collateral to generate sufficient cash flow, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
Temporary vs. Other-Than-Temporary Impairment- The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the ratings of the security, (iii) the overall transaction structure, e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows, and (iv) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FSP SFAS 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost basis to fair value in accordance with that guidance.

Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are carried at the principal amount outstanding, net of deferred loan fees, costs, premiums and allowance for loan losses.
Loan Interest Income and Fees - Interest on loans is accrued as earned, except non-accrual loans on which interest is normally discontinued whenever the payment of principal or interest is considered to be in doubt, generally when the interest becomes 90 days past due. Unsecured consumer loans are typically charged off no later than 120 days past due. When a loan is placed on non-accrual, all previously accrued but uncollected interest is reversed against current period income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.
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
Concentration of Credit Risk — Most of the HWFG’s business activity is with customers located on the central coast of California, as 11 of our 17 branches are in this area of California. Therefore, the Company’s exposure to credit risk could be affected by changes in the economy of this area in California. A larger portion of the California loans are collateralized by either single family residences or commercial real estate.
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
In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118 . Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
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
Loan Commitments and Related Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Real Estate Owned - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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
Income Taxes – Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets or liabilities shown on the statement of financial condition are adjusted to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California, Arizona, and Kansas as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2005 for Kansas and 2004 for California and Arizona.
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

Cash Surrender Value of Life Insurance – The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at cash surrender value (or the amount that can be realized). In accordance with EITF 06-5, cash surrender value of life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement
Core Deposit Intangibles - Core deposit intangibles are established in connection with purchase business combinations of banking or thrift institutions. Core deposit intangibles are amortized over the estimated useful life of the deposit base acquired, currently 10 years, using an accelerated amortization method. At December 31, 2008 and 2007, the gross balance of core deposit intangibles was $2.4 million and the accumulated amortization was $1.9 million and $1.7 million, respectively. The amortization expense was $148 thousand and $233 thousand for the years ended December 31, 2008, and 2007, respectively. Estimated future amortization of core deposit intangibles is $146 thousand for 2009, $143 thousand for 2010, $123 thousand for 2011, $44 thousand for 2012, $42 thousand for 2013, and $56 thousand thereafter.
Goodwill – Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is no longer amortized, but instead is tested for impairment at least annually. A goodwill impairment test was completed as of September 30, 2008. No impairment loss was recorded by the Company.
Long-Term Assets – Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
In accordance with the standards, the Company has identified certain types of short-term interest-bearing liabilities as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. Although these liabilities have contractually fixed rates of interest, their short-term maturities, together with the expectation that they will be continually refinanced or replaced with similar products, give rise to the risk of fluctuations in interest expense as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as cash flow hedges to hedge the interest rate risk associated with the cash flows of overnight FHLB advances.
To qualify for hedge accounting, the Company must show that, at the inception of the hedges and on an ongoing basis, the changes in the fair value of the hedging instruments are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. These interest rate swaps have been shown to be highly effective in hedging the exposure to the short-term liability variability in cash flows and, therefore, qualify for hedge accounting. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity (as a component of accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported as interest expense immediately.
Securities Sold Under Repurchase Agreements – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Earnings Per Common Share - Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and preferred shares under the “if converted” method. Dividends paid on the Company’s preferred stock reduce the earnings available to common shareholders.
Preferred stock – The 8% non-cumulative preferred stock has an aggregate liquidation preference of $25 per share plus accrued and unpaid dividends. The shares are convertible to common stock at $6.25 per share, or 4 common shares for each preferred share. The preferred shares can be redeemed at the Company’s discretion after December 31, 2010 for $27.50 per share plus accrued and unpaid dividends.
Comprehensive Loss – Comprehensive loss consists of net income or loss and other comprehensive loss. Other comprehensive loss includes unrealized losses on securities available for sale, net of tax, and unrealized losses on cash flow hedges, net of tax, which are also recognized as separate components of stockholders’ equity.
Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Restrictions on Cash - Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.
Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
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
Stock-Based Compensation - Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Adoption of new accounting standards:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The adoption of this FSP impacted the methodology used to value some of our available for sale securities. Due to the present economic environment, there are significant dislocations in the non-agency fixed income markets. These dislocations have negatively affected available market price quotations for fixed income securities, in many cases without regard to particular securities’ actual performance and credit-worthiness. Consequently, management has developed procedures for estimating the fair values of securities in these inactive markets. These procedures take into consideration known attributes about a security including, among others, the current credit enhancement level and rules-based payment priority. Management incorporates into the analysis actual levels of delinquent loans in the trust backing the security, the loss severity experienced upon the disposition of liquidated loans and an estimate of the expected rate of prepayment based on actual experience. This information is obtained from the monthly remittance report made available by the trustee. Expected cash flows on the investment are then projected using the known attributes and estimates described above. The fair value of these expected cash flows is calculated as the present value of the expected cash flows at the ten year average BB high yield bond spread to the LIBOR/Swap yield curve. Significant estimates include the amount of delinquent loans ultimately liquidated, loss severity upon liquidation and prepayment speeds. To the extent that the amounts actually realized vary significantly from estimates, calculated fair value estimates may be materially affected.
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
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact was not material to the Company’s consolidated financial statements.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact was not material to the Company’s consolidated financial statements.
In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements. The impact was not material to the Company’s consolidated financial statements.
Newly Issued, But Not Yet Effective Accounting Standards
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

2. LOANS RECEIVABLE
The Bank’s loan portfolio as of December 31 is summarized as follows:

	2008	2007
Real estate loans:
Residential property — one to four units	$139,326	$125,545
Residential property — more than four units	85,176	82,717
Residential property — construction	32,709	49,051
Nonresidential property — construction	93,015	77,396
Commercial and other income — producing properties	260,875	266,345
Loans for the acquisition and development of land	48,546	45,278

Total real estate loans	659,647	646,332

Commercial and industrial loans	118,855	117,842
Consumer loans	29,807	24,483
Loans collateralized by deposits and for executive line of credit	2,865	2,486
Consumer line-of-credit loans	269	267

	811,443	791,410

Net deferred loan fees	(1,219)	(1,865)
Net (discount) premiums	(450)	(473)
Allowance for loan losses	(11,449)	(6,446)

Loans receivable, net	$798,325	$782,626

Activity in the allowance for loan losses is summarized as follows:

	2008	2007
Balance, beginning of year	$6,446	$5,914
Charge-offs	(2,012)	(119)
Recoveries	25	1
Provision for loan losses	6,990	650

Balance, end of year	$11,449	$6,446

Loans for which impairment has been recognized are as follows:

	At December 31,
	2008	2007
Impaired loans with a valuation allowance	$13,330	$8,296
Impaired loans without a valuation allowance	31,794	1,191

Total impaired loans	$45,124	$9,487

Valuation allowance related to impaired loans	$4,548	$440

	2008	2007
Average recorded investment in impaired loans	$22,595	$9,330
Interest income recognized on impaired loans	1	141
Interest income recognized on a cash basis	—	—
At December 31, 2008 and 2007, we had seventeen and one non-performing loans of $12.1 million and $1.8 million outstanding, respectively. Non-performing loans are defined as non-accrual loans 90 days past due. During 2008 we restructured three loans. We had no restructured loans during 2007. At December 31, 2008 and 2007, there were no accruing loans past due 90 days or more.

Troubled debt restructurings are as follows:

	2008	2007
Troubled debt restructurings	$9,422	$—
Unfunded commitments on troubled debt restructurings	—	—

	$9,422	$—

At December 31, 2008 and 2007, the Bank had the following outstanding loan commitments:

	2008	2007
Commercial lines of credit	$37,245	$46,725
Consumer lines of credit	46,168	48,809
Undisbursed portion of loans in process	27,582	74,245
Approved, but not funded mortgage loans	3,805	26,239
Approved, but not funded commercial loans	—	2,927
Approved, but not funded consumer loans	950	791
Letters of credit	750	1,325

Total Commitments	$116,500	$201,061

Commitments to make loans are generally made for periods of 60 days or less. As of December 31, 2008, loan commitments included $775 thousand of fixed rate commercial real estate loans with rates from 7.25% to 8.00%

and terms of 36 months to 60 month, and a 6.0%, $25 thousand consumer loan secured by a single family property with a term of 12 months.
3. SECURITIES
All securities held do not have a single maturity date. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$315	$(317)	$50,282
Collateralized mortgage obligations	83,376	—	(6,140)	77,236
Asset-backed securities (underlying securities mortgages)	165,721	748	(21,010)	145,459
Asset-backed securities	1,655	—	(954)	701

	$301,036	$1,063	$(28,421)	$273,678

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2007

Mortgage-backed securities — pass throughs	$69,570	$144	$(613)	$69,101
Collateralized mortgage obligations	114,101	1,024	(3,320)	111,805
Asset-backed securities (underlying securities mortgages)	184,724	333	(16,235)	168,822
Asset-backed securities	1,900	5	(167)	1,738

	$370,295	$1,506	$(20,335)	$351,466

The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2008

Mortgage-backed securities — pass throughs	$38,969	$(109)	$10,998	$(208)	$49,967	$(317)
Collateralized mortgage obligations	55,514	(4,215)	21,722	(1,925)	77,236	(6,140)
Asset-backed securities (underlying securities mortgages)	17,144	(1,504)	127,567	(19,506)	144,711	(21,010)
Asset-backed securities (DVI & Other)	12	(72)	689	(882)	701	(954)

	$111,639	$(5,900)	$160,976	$(22,521)	$272,615	$(28,421)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2007

Mortgage-backed securities — pass throughs	$22,345	$(194)	$23,828	$(419)	$46,173	$(613)
Collateralized mortgage obligations	59,722	(3,316)	1,843	(4)	61,565	(3,320)
Asset-backed securities (underlying securities mortgages)	142,635	(15,621)	3,082	(614)	145,717	(16,235)
Asset-backed securities	1,599	(167)	—	—	1,599	(167)

	$226,301	$(19,298)	$28,753	$(1,037)	$255,054	$(20,335)

Management evaluates all of the investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. In estimating other-than-temporary impairments losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and (iv) the expected future cash flows based on various modeling techniques. See further discussion at Note 1 “Significant Accounting Policies — Temporary vs. Other-than-Temporary Impairment.”
Management has the intent and ability to hold the securities classified as available for a period of time sufficient for a recovery of cost.
During 2008 and 2007 the Company incurred an other-than-temporary impairment write-down of $11.8 million and 2.2 million, respectively. All principal and interest payments have been made to date in accordance with the terms of each security. Although the securities have continued to perform in accordance with their terms, the securities were other-than-temporarily impaired based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows. The charge is included in the statements of income in non-interest income. In reviewing and analyzing the cash flow model reports we prepared, in comparison to all other securities owned by the Company that have been subject to our analysis, no other securities had a magnitude of potential loss of principal and interest that is equal to the amounts forecasted for these securities. In addition, the timing and the probability of the potential losses was nearer in time and higher when compared to other securities. The combination of factors taken as a whole, caused management to conclude the securities were other-than-temporarily impaired.
In the event securities demonstrate additional deterioration through an increase in defaults or loss severity that indicate the Company will not recover its anticipated cash flows or if the duration of relatively significant unrealized losses in these securities does not reverse, the Company will incur other-than-temporary impairments, which may result in material charges to earnings in future periods.
Our mortgage-backed securities — pass-throughs are issued by U.S. government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of December 31, 2008, there are 78 mortgage-backed securities in an unrealized loss position; of those, 37 have been in an unrealized loss position for twelve months or more. At December 31, 2007, 91 mortgage-backed securities were in an unrealized loss position; of those, 41 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, including liquidity and credit risk, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management has the intent and the ability to hold these securities until recovery.
As of December 31, 2008 and December 31, 2007, there are 37 and 32, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 37 securities in an unrealized loss position as of December 31, 2008, 12 has been in an unrealized loss position for over twelve months; and at December 31,

2007, of the 32 securities that were in an unrealized loss position, 1 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management has the intent and the ability to hold these securities until recovery.
All of our asset-backed securities are issued by private entities or trusts and, as of December 31, 2008, all but 34 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages with the exception of the securities discussed in the next paragraph. As of December 31, 2008, there are 87 asset-backed securities that are in an unrealized loss position with 77 securities in an unrealized loss position for twelve months or more. As of December 31, 2007, there are 81 asset-backed securities that are in an unrealized loss position, with 7 securities in an unrealized loss position for twelve months or more. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management has the intent and the ability to hold these securities until recovery
Based on HWFG’s December 31, 2008 evaluation of its available for sale mortgage securities portfolio and the stress-testing of the cash flows on its $144.3 million of sub-prime asset backed, home equity securities for various delinquency, foreclosure, and recovery rate scenarios on the underlying loans, HWFG seeks to determine the likelihood of earning all scheduled interest and principal on these securities. Of the $144.3 million in sub-prime securities, 79% remains rated A or higher by one or more rating agency.
The asset-backed securities are collateralized by student loans, a pool of loans and leases on medical equipment and medical business loans and they have a fair value of $701 thousand and $1.7 million as of December 31, 2008 and 2007, respectively. Management believes the increase in the unrealized loss from $167 thousand as of December 31, 2007 to $954 thousand as of December 31, 2008 is attributed to generally poor market conditions. Management has the intent and the ability to hold these securities until recovery
At December 31, 2008, $258.4 million, or 94.4% of our mortgage-backed and related securities were pledged to secure various obligations (such as Federal Home Loan Bank (“FHLB”) advances, FRB advances, repurchase agreements and collateral for interest rate swaps.
Proceeds from sales of available for sale securities were $171.9 million and $36.0 million with related gross realized gains of $2.7 million, and $0 for 2008, and 2007, respectively. There were $1.6 million realized losses during the year ended December 31, 2008, with $1.0 million realized losses in 2007.
Securities held to maturity
December 31, 2008

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$37	$1	$—	$38

Total	$37	$1	$—	$38

Securities held to maturity
December 31, 2007

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$56	$2	$—	$58

Total	$56	$2	$—	$58

4. PREMISES AND EQUIPMENT
Premises and equipment consist of the following at December 31:

	2008	2007
Land	$4,832	$4,873
Office building/REI	9,200	8,203
Leasehold improvements	3,840	3,644
Furniture, fixtures and equipment	7,655	7,156

Total	25,527	23,876
Less: accumulated depreciation and amortization	7,795	6,959

Premises and equipment, net	$17,732	$16,917

Depreciation expense was $1,238 and $1,252 for the years ended 2008 and 2007, respectively.

5. DEPOSITS
A summary of deposits by type of account as of December 31 is as follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
	Amount	Interest Rate (1)	Amount	Interest Rate (1)
Noninterest bearing:
Noninterest bearing	$9,146	—	$10,279	—
Commercial noninterest bearing	36,924	—	39,791	—

Total noninterest bearing	46,070	—	50,070	—

Interest bearing:

Passbook	15,875	0.62%	15,581	0.80%
NOW Accounts	41,324	1.23%	34,921	0.99%
Money market	106,683	2.66%	12,750	2.78%
Commercial money market	13,458	1.32%	61,924	3.75%

Total interest bearing	177,340	2.04%	125,176	2.51%

Total	223,410	1.62%	175,246	1.80%

Certificates of deposits:
$100,000 or greater	426,544	3.30%	396,559	4.84%
Under $100,000	249,639	3.20%	264,528	4.78%

Total certificates of deposits	676,183	3.26%	661,087	4.81%

Total deposits	$899,593	2.86%	$836,333	4.18%

(1)	Weighted average interest rate as of the end of the period.
As of December 31, 2008, certificates of deposits are scheduled to mature as follows:

	$100,000 or	Less than
	Greater	$100,000	Total
2009	$420,189	$243,428	$663,617
2010	2,501	3,287	5,788
2011	1,678	1,596	3,274
2012	1,828	953	2,781
2013 & Beyond	348	375	723

	$426,544	$249,639	$676,183

6. FEDERAL HOME LOAN BANK & FEDERAL RESERVE BOARD ADVANCES
We obtain both long-term fixed-rate and overnight advances from the FHLB of San Francisco and the Federal Reserve Bank (“FRB”) discount window upon the security of certain of our residential first mortgage loans, mortgage-backed securities or FHLB stock. FHLB and FRB advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB and FRB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Our advances were limited to 30% of our total Bank assets at December 31, 2008, or $357.9 million and 35%, or $427.7 million at December 31, 2007.
FHLB advances are collateralized by the investment in the stock of the FHLB and certain mortgage loans aggregating $319.3 million and $287.6 million at December 31, 2008 and 2007, respectively, and mortgage-backed securities aggregating $67.1 million and $199.4 million, market value, at December 31, 2008 and 2007, respectively. In April 2008, the Company entered into a discount window advance arrangement with the FRB, of which $0 was outstanding at December 31, 2008. FRB advances through the discount window are collateralized by mortgage-backed securities of $114.6 million at December 31, 2008. The weighted-average interest rate on all advances was .78% at December 31, 2008.
The maturities of FHLB advances at December 31, are as follows:

(Dollars in Thousands)	2008
2008 - overnight	$171,000
2010 - long term	19,000

$190,000

	At or For the Year Ended
	December 31,
	2008	2007
	(Dollars in Thousands)
Overnight FHLB advances:
Average balance outstanding during the year	$214,987	$215,544
Maximum amount outstanding at any month-end during the year	250,000	262,000
Balance outstanding at end of period	171,000	228,000
Average interest rate during the period	2.22%	5.18%
Average interest rate at end of period	0.05%	4.27%
7. NOTE PAYABLE
During 2007, the Company had a loan facility from two banks consisting of a revolving line of credit of $15.0 million. The lines of credit matured on September 30, 2007 and were not renewed. There were no draws on the line of credit during 2007.
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

	December 31,
Series	2008 & 2007	Index and Spread
Harrington West Capital Trust I	$15,464	3 Mo. Libor + 2.85%
Harrington West Capital Trust II	10,310	3 Mo. Libor + 1.90%

Total	$25,774

Rate at December 31, 2008		Issuance Date	Maturity Date
Harrington West Capital Trust I	7.67%	09/25/03	10/08/33
Harrington West Capital Trust II	6.72%	09/27/04	10/07/34
9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
We obtain funds from the sales of securities to investment dealers under agreements to repurchase, known as reverse repurchase agreements. In a reverse repurchase agreement transaction, we will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specific later date. For agreements in which we have agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of our securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by us. At December 31, 2008 and 2007, the Company had $25.0 million and $61.0 million of mortgage-backed securities from the available-for-sale portfolio, which were pledged as collateral for our repurchase agreements. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in our consolidated financial statements.
At December 31, 2008 and 2007, we had one and three wholesale repurchase agreements, respectively, with Citigroup Financial Services totaling $15.0 million and $45.0 million with maturities ranging from May 2008 to July 2010. We also had retail repurchase agreements with our customers of $4.5 million and $5.0 million at December 31, 2008 and 2007, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	Year ended December 31,
	2008	2007
Short-term securities sold under agreements to repurchase:
Average balance outstanding	$5,119	$5,576
Maximum amount outstanding at any month-end during the period	6,229	6,729
Balance outstanding at end of period	4,499	4,981
Average interest rate during the period	2.29%	3.61%
Average interest rate at end of period	2.04%	3.32%

Wholesale repurchase agreements:
Average balance outstanding	$27,746	$49,334
Maximum amount outstanding at any month-end during the period	45,000	59,000
Balance outstanding at end of period	15,000	45,000
Average interest rate during the period	3.30%	3.13%
Average interest rate at end of period	3.45%	3.11%

10. INCOME TAXES
The provision for taxes on income consists of the following components for the years ended December 31:

	2008	2007
Current tax expense:
Federal	$(835)	$2,865

State	678	661

	(157)	3,526

Deferred tax expense / (benefit):
Federal	(5,514)	(784)
State	(1,729)	(261)

	(7,243)	(1,045)

	$(7,400)	$2,481

The actual tax rates differed from the statutory rates as follows for the years ended December 31:

	2008	2007
Federal income taxes at statutory rates	(35.0)%	35.0%
Increase resulting from:
State tax, net of federal benefit	(3.8)%	3.9%
Earnings from bank owned life insurance	(0.9)%	(4.6%)
Other, net	(0.9)%	3.0%

Actual tax rate	(40.6)%	37.3%

The following is a summary of the components of the net deferred tax asset at December 31:

	2008	2007
Deferred tax asset:
Unrealized hedging loss on cash flow hedges	$3,980	$2,032
Unrealized loss on available for sale securities	10,239	7,061
Allowance for loan losses	4,923	2,772
State tax	—	269
Deferred rent	135	91
Real estate owned reserves	54	—
Terminated cash flow swaps	234	—
Other-than-temporary loss on available for sale securities	6,010	926
Other	125

Gross deferred tax asset	25,700	13,151

Deferred tax liabilities:
Net loan fees/costs	3,129	3,115
FHLB stock dividends	1,134	1,369
State tax	547
Depreciation	142	96
Other	—	187

Gross deferred tax liability	4,952	4,767

Net deferred tax asset	$20,748	$8,384

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company considers the scheduled reversal of deferred tax liabilities, prior taxes paid, projected future taxable income, and tax planning strategies in making this assessment. No valuation allowances for deferred tax assets are considered necessary at December 31, 2008 or 2007.
11. STOCK BASED COMPENSATION
Retained earnings are restricted to the extent that earnings deducted for tax purposes as bad debt deductions are not available for payment of cash dividends or other distributions to stockholders without payment of federal income taxes by the Company at the then-prevailing corporate tax rates. At December 31, 2008, this restricted amount was $671 thousand, net of deferred tax totaling $399 thousand.
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
Incentive Stock Options;
Non-Qualified Stock Options;
Stock Appreciation Rights (“SARs”);
Restricted Stock Awards;
Restricted Stock Units; and
Performance Share Cash Only Awards
•	vesting restrictions on awards may be time based and/or performance based;

•	participation in the 2005 Plan is limited to officers at the level of Vice President or above and other employees who provide substantial services to the Company as well as the Company’s directors;

•	the 2005 Plan provides for a maximum of a “floating” ten percent (10%) of the Company’s issued and outstanding shares of common stock that may be delivered for awards subject to adjustment as set forth therein; and

•	the maximum number of Incentive Stock Options (ISO) that may be issued under the Plan is the lesser of 1,000,000 or the maximum number of shares allocated to the Plan.

•	the right to acquire stock may not remain outstanding more than 10 years after the grant date, and any ISO Award granted to any eligible employee owning more than 10% of the Company’s stock must be granted at 110% of the fair market value of the stock. Awards do not vest or become exercisable until six months after the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008		2007
Risk-free interest rate		3.29%		4.63%

Expected volatility		25.66%		20.45%

Expected lives	6.25	years	7	years

Contractual lives	10	years	10	years

Dividend Yield		3.12%		2.90%
Information related to the stock option plan during each year follows:

	2008	2007
Intrinsic value of options exercised	$77	$1,044
Cash received from option exercises	208	595
Tax benefit realized from option exercises	25	125
Weighted average fair value of options granted	2.26	3.64
A summary of the status of the Company’s stock options as of December 31 and changes during the years are presented below:

	2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
($ in Thousands Except Per Share Information)	Shares	Price	Life	Value
Stock options:
Outstanding beginning of year	678,255	$12.95
Granted	139,500	$10.75
Forfeited, expired during the period	(79,400)	$15.91
Exercised	(27,240)	$7.63

Outstanding, end of the period	711,115	$13.14	6.02	$—

Vested or expected to vest at 12/31/08	687,617	$13.10	5.95	$—

Exercisable, end of the period	424,552	$12.57	4.45	$—

The outstanding options have prices ranging from $6.94 to $18.28. Remaining available options to be issued under the 2005 Equity Compensation Plan at December 31, 2008, were 310,509. There are no available options remaining under the 1996 Stock Option Plan. The plan expired May 24, 2005. The pre-tax unearned compensation expense for the remaining three year vesting period through December 31, 2012, of the non-vested stock options is $532 thousand as of December 31, 2008.
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
Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defines). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.
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
As of December 31, 2008 and 2007, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. Also see Footnote 22 to the consolidated financial statements for more information.
Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Refer to Footnote 23, “Subsequent Events” for additional information.
Harrington West Financial Group, Inc. cannot issue or renew any debt, increase any current lines of credit, or guarantee the debt of any entity without advance notification to the OTS.

REGULATORY CAPITAL
FINANCIAL STATEMENT FOOTNOTE
Actual and required capital amounts (dollars in thousands) and ratios for the Bank are presented below:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2008:
Total Capital
(to risk weighted assets)	$94,485	10.21%	$74,066	≥	8.00%	$92,583	≥	10.00%
Core capital
(to adjusted tangible assets)	$87,584	7.24%	$48,387	≥	4.00%	$60,484	≥	5.00%
Tangible capital
(to tangible assets)	$87,584	7.24%	$18,145	≥	1.50%	N/A		N/A
Tier 1 capital
(to risk weighted assets)	$87,584	9.46%	$37,033	≥	4.00%	$55,550	≥	6.00%

As of December 31, 2007:
Total Capital
(to risk weighted assets)	$91,757	10.45%	$70,273	≥	8.00%	$87,841	≥	10.00%
Core capital
(to adjusted tangible assets)	$85,457	6.93%	$49,351	≥	4.00%	$61,688	≥	5.00%
Tangible capital
(to tangible assets)	$85,457	6.93%	$18,506	≥	1.50%	N/A		N/A
Tier 1 capital
(to risk weighted assets)	$85,457	9.73%	$35,136	≥	4.00%	$52,704	≥	6.00%

13. EARNINGS (LOSS) PER COMMON SHARE
The following tables represent the calculations of earnings (loss) per common share (“EPS”) for the periods presented.

	Year ended December 31, 2008
(net income/(loss) amounts	Income/(Loss)	Preferred	Shares	Per-Share
in thousands)	(Numerator)	Dividends	(Denominator)	Amount
Basic EPS	$(10,810)	$61	6,115,540	$(1.78)
Effect of dilutive stock options	—	—	—	—

Diluted EPS	$(10,810)	$61	6,115,540	$(1.78)

	Year ended December 31, 2007
	Income/(Loss)	Preferred	Shares	Per-Share
	(Numerator)	Dividends	(Denominator)	Amount
Basic EPS	$4,168	$—	5,541,840	$0.75
Effect of dilutive stock options	—	—	95,575	(0.01)

Diluted EPS	$4,168	$—	5,637,415	$0.74

Anti-dilutive options totaling 711,115 and 321,700 are excluded from the calculation of earnings per share for the years ended December 31, 2008 and 2007, respectively.
14. COMMITMENTS AND CONTINGENCIES
Aggregate minimum lease commitments under long-term operating leases as of December 31, 2008 are as follows:

2009	$1,341
2010	1,159
2011	646
2012	493
2013	210

$3,849

Minimum lease payments for the Bank’s premises are adjusted annually based upon the Consumer Price Index. Rental expense was $1.4 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.

Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2008. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.
15. TRADING ACCOUNT ASSETS
Derivative Instruments Not Receiving Hedge Treatment — The Bank is a party to a variety of interest rate contracts such as interest rate swaps, caps, floors, futures, options and total return swaps (“Interest Rate Agreements”), which are recorded in the financial statements at fair value with changes in fair value and periodic payments recorded in income from trading account assets.
Interest rate swaps are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (“notional”) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged and does not represent the amount at risk.
At December 31, 2008, there were no outstanding interest rate agreements accounted for as trading account assets.

	Contract or	Estimated		Weighted Average
	Notional	Fair Value		Interest Rate
2007	Amount	Asset	Liability	Payable	Receivable
Total return swaps — receive total return on CMBS investment grade total return	$80,000	$1,457	—	Bank receives the spread on Lehman Brothers AAA CMBS Index Plus a spread and receives or pays the market value change of index
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

			Loss
	Realized	Unrealized	from
	Gains	Gains	Trading
2008	(Losses)	(Losses)	Assets
Interest rate contracts:
Swaps	$(7,185)	$(1,456)	$(8,641)
MBS and other trading assets	(8)	(50)	(58)

Total trading portfolio	$(7,193)	$(1,506)	$(8,699)

			Loss
	Realized	Unrealized	from
	Gains	Gains	Trading
2007	(Losses)	(Losses)	Assets
Interest rate contracts:
Swaps	$(4,263)	$1,457	$(2,806)
MBS and other trading assets	5	3	8

Total trading portfolio	$(4,258)	$1,460	$(2,798)

The following table shows the Company’s trading securities included in trading account assets as of December 31:

2008	Fair Value
Mortgage-backed securities	$169
Mutual funds	575

Trading assets	$744

2007	Fair Value
Mortgage-backed securities and other	$194
Mutual funds	656
CMBS total return swaps	1,457

Trading assets	$2,307

16. DERIVATIVES HELD FOR ASSET AND LIABILITY MANAGEMENT
At December 31, 2008, the swaps listed below are hedging the interest rate risk of cash flows associated with borrowings. These swaps qualify as cash flow hedges. During 2008 and 2007, the ineffective portion of the change in fair value of the cash flow hedges was $0 and ($1) thousand, respectively. The fair values for the cash flow swaps in a gain position are reported in other assets, those in a loss position are reported in other liabilities. During 2008, $92 million in notional cash flow hedges were terminated prior to expiration which resulted in a gain of $1.9 million. Additionally, one swap that was terminated related to a transfer for which the hedged risk still existed after the date of the termination. As such, the gain will be amortized over the live of the original swap, which had a maturity of January 29, 2011. As of December 31, 2008, $117 thousand of the gain was amortized into earnings.

	Contract or		Weighted-Average
	Notional	Estimated	Interest Rate
	Amount	Fair Value	Receivable	Payable

December 31, 2008 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$168,000	$(10,442)	2.62%	5.20%

December 31, 2007 -
Interest rate swaps — pay fixed receive 3-month LIBOR	$172,000	$(4,979)	5.02%	5.17%
The following table sets forth the maturity distribution and weighted-average interest rates of the interest rate swaps used to limit the re-pricing risk of borrowings as of December 31, 2008:

Maturities	2009	2010	2011	2012	2013	Thereafter
Interest rate swaps:
Notional amount	$70,000	$30,000	$30,000	$10,000	$18,000	$10,000
Weighted-average payable rate	5.20%	5.63%	5.05%	5.46%	4.97%	4.59%
Weighted-average receivable rate	2.22%	3.06%	2.20%	4.50%	2.19%	1.43%
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
The Bank pledges certain mortgage-backed securities as collateral for our interest rate swaps. During the next twelve months, the Company expects a benefit of $133 thousand, after tax, from the amount recorded in the separate component of stockholders’ equity to be reclassified to interest expense.
17. FAIR VALUES OF FINANCIAL INSTRUMENTS
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$744	$575	$169	—
Available for sale securities	$273,678	—	$121,609	$152,069
Liabilities:
Interest rate swaps	$10,442	—	$10,442	—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended December 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs
Available for sale
securities
Beginning balance at January 1, 2008	$—
Total gains or losses (realized / unrealized) Recognized in earnings:
Other-than-temporary impairment	(11,824)
Unrealized in other comprehensive income:
Reclassification adjustment for losses recognized in earnings	11,824
Transfers into Level 3	111,575
Level 3 fair value adjustment	40,494

Ending balance, December 31, 2008	$152,069

In accordance with FASB Staff Position (FSP) No. FAS 157-3, the company measured the fair value of certain available for sale securities with a carrying amount of $152.1 million at December 31, 2008 using significant unobservable inputs due to a lack of an active market. The Company’s methodology utilizes pertinent information derived primarily from the security issuers’ remittance reports which then are applied to an internal cash flow model. The significant unobservable inputs include assumptions for discount rate, loss severity and default rates. These securities are primarily in our adjustable rate asset-backed securities portfolio and were first transferred from Level 2 to Level 3 at September 30, 2008 due to clarification of the definition of securities trading in markets that are not active as provided by FSP FAS 157-3 issued in early October 2008.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$31,508	—	$31,508	—
Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At December 31, 2008, impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans had a carrying amount of $36.0 million, with a valuation allowance of $4.5 million. Total provision for loan losses at December 31, 2008 was $11.4 million.
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
Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$27,040	$27,040	$14,433	$14,433
Securities, held to maturity	37	38	56	58
Loans receivable, net, including impaired loans	798,325	834,633	782,626	788,513
FHLB stock	11,501	n/a	12,474	n/a
Due from broker	—	—	1	1
Accrued interest receivable	3,897	3,897	5,168	5,168

Liabilities:
Demand deposits	223,411	223,411	175,246	175,246
Certificates of deposit	676,183	680,331	661,087	661,767
FHLB advances	190,000	191,538	247,000	248,616
Securities sold under repurchase agreements	19,499	19,997	49,981	49,648
Subordinated debt	25,774	8,505	25,774	25,774
Accrued interest payable	1,158	1,158	821	821
The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:
Cash and Cash Equivalents - The carrying amounts approximate fair values due to the short-term nature of these instruments.
Securities, held to maturity - The fair values of securities are generally obtained from market bids for similar or identical securities or are obtained from independent security brokers or dealers.
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
Securities Sold under Repurchase Agreements - The Company has entered into sales of securities under agreements to repurchase. At both December 31, 2008 and December 31, 2007, there were $15 million and $45 million, respectively, of the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or re-pricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.
Subordinated Debt - The fair value is based on current market rates or market bids for same or similar debt instruments.
Due to/Due from Broker — The carrying amount of due to/due from broker approximates fair value due to its short-term nature.
Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature.
Commitments to Extend Credit, and Standby and Commercial Letters of Credit - The fair values of commitments to extend credit and standby letters of credit were not significant at either December 31, 2008 or 2007, as these instruments predominantly have adjustable terms and are of a short-term nature.
Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature.
18. RELATED-PARTY TRANSACTIONS
Prior to the first quarter of 2007, the Bank contracted with Smith Breeden Associates (SBA) to provide investment advisory services and interest rate risk analysis. Until January 30, 2007, a principal of SBA was a director for the Company and the Bank. Several principals and employees of SBA are stockholders of the Company. The amount of consulting expense relating to SBA for the years ended December 31, 2007 was $122 thousand.
The Bank grants loans to principal officers and directors and their affiliates. Other than draws on existing lines of credit, there were no new loans granted in 2008 and 2007.

The following table is a roll-forward of the related party loan activity and outstanding balances on previously granted loans as of December 31:

	2008	2007
Beginning Balance	$4,850	$4,825
Additions	1,052	255
Repayments	(251)	(141)
Change in related party status	270	(89)

Ending Balance	$5,921	$4,850

19. EMPLOYEE BENEFIT PLAN
The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. The expense associated with the employee benefit plan is included in salary and employee benefits in the consolidated statements of earnings. For the plan years ended December 31, 2008 and 2007, the Company contributed $221 thousand and $273 thousand, respectively.

20. REAL ESTATE OWNED
Real estate acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Real estate owned is summarized as follows at December 31, 2008:

	2008	2007
Real Estate Owned
Beginning of the year	$—	$—
Additions	12,656	—
Capitalized improvements	100	—
Valuation allowance	(4,408)	—
Loan to facilitate sale of REO	(750)	—
Properties destroyed by fire	(125)	—
Other reductions	(24)	—

End of year	$7,449	$—

	2008	2007
Real Estate Owned — Valuation Allowance
Beginning of the year	$—	$—
Loss on write-down of real estate owned	4,408	—
Direct write-downs	—	—

End of year	$4,408	$—

	2008	2007
Real Estate Owned — Expenses on foreclosed assets
Net loss on disposition	$34	$—
Provision for unrealized losses	4,408	—
Operating expenses, net of rental income	587	—

End of year	$5,029	$—

21. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Statements of Financial Condition

	December 31,
(dollars in thousands)	2008	2007

Assets:
Cash and cash equivalents	$105	$2,364
Trading account assets	—	191
Premises, equipment and other assets	649	362
Investment in Bank	70,427	76,852
Investment in capital trusts	997	950
Income taxes receivable	867	—
Deferred tax asset	267	930

Total assets	$73,312	$81,649

Liabilities:
Subordinated debt	$25,774	$25,774
Accrued interest payable and other liabilities	1,100	833

Total liabilities	26,874	26,607

Commitments and contingencies

Stockholders’ equity
Total shareholders’ equity	46,438	55,042

Total liabilities and shareholders’ equity	$73,312	$81,649

Condensed Statements of Earnings

	Year Ended December 31,
(dollars in thousands)	2008	2007
Interest income	$18	$6
Interest expense	(1,605)	(2,090)

Net interest expense	(1,587)	(2,084)

Non-interest income:
Gain/loss on sale of AFS	—	—
Income (loss) from trading assets	—	5
Increase in cash surrender value of life insurance	16	—
Banking fee and other income	—	58
Other Income	793	—
Other income	809	63
Other Expense	(801)	(901)

Loss before income taxes and equity in undistributed earnings of subsidiary	(1,579)	(2,922)
Income tax benefit	574	1,099

Loss before equity in undistributed earnings of subsidiary	(1,005)	(1,823)
Dividends from subsidiary	1,250	6,250
Equity in (excess) undistributed earnings of subsidiary	(11,055)	(259)

Net income	(10,810)	4,168

Dividend on Preferred Stock	61	—

Income (loss) available to common shareholders	$(10,871)	$4,168

Condensed Statements of Cash Flows

	Year Ended
	December 31,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(10,810)	$4,168
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess earnings of subsidiary	11,055	259
Activity in securities held for trading	191	(16)
Depreciation and amortization	22	22
(Decrease) increase in income taxes (payable) receivable	69	(696)
Gain on sale of premises and equipment	(793)	—
Decrease (increase) in prepaid expenses and other assets	(606)	46
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(62)	39

Net cash provided (used in) by operating activities	(934)	3,822

Cash flows from investing activities:
Proceeds from sale of premises and equipment	1,088	—
Cash contribution to subsidiary	(12,700)	—

Net cash provided by investing activities	(11,612)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	208	595
Proceeds from common and preferred shares issued in private offerings	11,220	—
Cash dividends paid	(1,141)	(3,764)

Net cash provided (used in) financing activities	10,287	(3,169)

Net increase (decrease) in cash and cash equivalents	(2,259)	653
Cash and cash equivalents at beginning of period	2,364	1,711

Cash and cash equivalents at end of period	$105	$2,364

See notes to consolidated financial statements.

22. SUBSEQUENT EVENTS (Unaudited)
Supervisory Agreement with the Office of Thrift Supervision (OTS)
Although LPB remained well-capitalized at December 31, 2008 by regulatory standards with a risk-based capital ratio exceeding 10.0% at 10.21% and a tangible capital ratio exceeding 5.0% at 7.24%, the OTS can require higher capital levels based on the risk profile of the institution and economic circumstances. We expect to enter into an agreement with the OTS to raise Los Padres Bank’s risk-based capital level to 12% and to maintain a tangible capital ratio of 7% over a reasonable period of time. In addition, HWFG and LPB agreed to the following:
1.	To submit a business plan that addresses the strategies and business tactics to meet the required capital levels and improves the institution’s profitability.

2.	To augment its loan concentration policy to address concentrations as a percentage of unimpaired capital.

3.	To revise its liquidity policy to address long and short term liquidity needs and to maintain adequate liquidity.

4.	To expand and revise its internal asset review policy so it is commensurate with the institution’s size, risk, and the complexity of its lending activities, and to engage a third party review of the commercial lending activities and the adequacy of its allowance for loan losses. LPB will incorporate the reasonable recommendations into its policy.
In addition to these primary activities of the agreement, Los Padres Bank and HWFG will have the following restrictions until released by the OTS after compliance with the capital requirements and other activities:
5.	HWFG and LPB will not declare, make, or pay any dividends or capital distributions without obtaining the prior written non-objection of the OTS.

6.	HWFG will limit its growth in assets in any quarter to the interest credited on deposits.

7.	HWFG will not incur, issue, renew, repurchase, or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written non objection of the OTS. HWFG has no short term debt, only long term trust preferred obligations.

8.	HWFG shall not make any golden parachute payment or indemnification payment unless they comply with the requirements of regulation. HWFG will not enter into new compensation arrangements without the prior written non-objection of the OTS. HWFG and LPB senior officers have no employment agreements, although Concordia required them as a covenant of its stock purchase agreement with HWFG, as an incentive to retain management.

9.	LPB and HWFG must notify the OTS at least 30 days before the employment of any senior executive officer or new member of the Board(s) of Directors.

10.	LPB will not issue brokered deposits without the prior written approval of the Federal Deposit Insurance Corporation (FDIC).

11.	LPB will purchase only agency backed and securities backed by the full faith and credit of the U.S. government without the prior non-objection of the OTS.

12.	LPB shall not enter into third party contracts outside of the normal course of business without the prior written non-objection of the OTS

13.	LPB shall not engage in any transaction with affiliates or subsidiaries (except exempt transactions) without the prior written non-objection of the OTS.
HWFG and LPB have been successfully addressing the activities outlined in the agreement with the OTS for several months. HWFG plans to comply with the capital requirements largely through the reduction of securities and loans and their related liabilities, the payment of the $3.9 million in notes by Concordia for the remaining equity capital purchased by Concordia in the second closing, and possible selected equity capital raising from private and Government sources, if needed. HWFG has been successful in raising over $15.7 million of private equity capital in 2008. Management is also working to restore HWFG and LPB to profitability through its rigorous special asset management and resolution programs so its core banking income will exceed any further reserves and write-downs of loans and securities.
On March 27, 2009 the Company entered into a transaction to terminate $143 in notional cash flow hedges prior to expiration, which will settle on April 1, 2009. The hedged risk still exists at the date of termination, as such the termination loss of approximately $9 million will be amortized over the remaining life of the original swaps which had maturities ranging from 2009-2014. Commensurate with this transaction the Company entered into $60 million notional cash flow hedges which have terms ranging from 5-10 years.
23. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarter Ended
2008	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,

Interest income	$16,495	$17,583	$18,457	$19,565
Interest expense	8,706	9,898	11,195	11,850

Net interest income	7,789	7,685	7,262	7,715
Provision for loan losses	4,525	1,565	400	500

Net interest income after provision for loan losses	3,264	6,120	6,862	7,215
Non-interest income	(4,764)	(4,937)	(983)	(6,304)
Non-interest expense	6,220	6,269	6,084	6,110

Loss before income taxes	(7,720)	(5,086)	(205)	(5,199)
Income tax benefit	(3,465)	(1,908)	(74)	(1,953)

Net loss	$(4,255)	$(3,178)	$(131)	$(3,246)

Basic loss per share	$(0.66)	$(0.52)	$(0.02)	$(0.58)
Diluted loss per share	$(0.66)	$(0.52)	$(0.02)	$(0.58)

	Quarter Ended
2007	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,

Interest income	$21,249	$20,242	$19,314	$19,318
Interest expense	12,740	12,200	11,690	11,639

Net interest income	8,509	8,042	7,624	7,679
Provision for loan losses	250	200	100	100

Net interest income after provision for loan losses	8,259	7,842	7,524	7,579
Non-interest income	(1,545)	(1,288)	127	1,076
Non-interest expense	5,734	5,749	5,747	5,694

Income before income taxes	980	805	1,904	2,961
Provision for income taxes	361	307	708	1,106

Net income	$619	$498	$1,196	$1,855

Basic earnings per share	$0.11	$0.09	$0.22	$0.34
Diluted earnings per share	$0.11	$0.09	$0.21	$0.33

•	The fourth quarter of 2008 was negatively impacted by a $4.5 million provision for loan loss, due primarily to one borrower in our Arizona market. The quarter was further impacted by $3.8 million of OTTI.

•	The third quarter of 2008 was impacted primarily by $5.6 million of OTTI.

•	The first quarter of 2008 was impacted by a $8.7 loss on total rate of return trading assets.
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
As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.
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
There were no material changes to the procedures by which our stockholders may recommend nominees to our board of directors during 2008.
The balance of the information required by Item 10 is incorporated by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed pursuant to Regulation 14A.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2008.

Number of securities
remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans (excluding
	outstanding options, warrants	price of outstanding options,	securities reflected in column
	and rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	711,115	$13.14	310,509

Total	711,115	$13.14	310,509

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
     (1) The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:
     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.
     Consolidated Statements of Earnings (Loss) for the Years Ended December 31, 2008 and 2007.
     Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2008 and 2007.
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.
     Notes to Consolidated Financial Statements.
     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
(b) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Harrington West Financial Group, Inc. (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation. (1)

3.1.2	Second Certificate of Amendment to Certificate of Incorporation. (1)

3.2	Bylaws of Harrington West Financial Group, Inc. (1)

3.2.1	Amendment to Bylaws. (1)

4.0	Specimen stock certificate of Harrington West Financial Group, Inc. (1)

4.1	Indenture Agreement dated September 25, 2003. (2)

4.2	Amended and Restated Declaration of Trust of Harrington West Capital Trust I dated September 25, 2003 (2)

4.3	Preferred Securities Guarantee Agreement dated September 25, 2003 (2)

4.4	Indenture Agreement dated September 27, 2004 (2)

4.5	Amended and Restated Declaration of Trust of Harrington West Capital Trust II dated September 27, 2004 (2)

4.6	Guarantee Agreement dated September 27, 2004 (2)

10.1	Harrington West Financial Group 1996 Stock Option Plan, as amended. (1)

10.2	Amended and Restated Credit Agreement dated as of October 30, 1997 among Harrington West Financial Group, Inc., the lenders party thereto and Harris Trust and Savings Bank, as amended on October 1, 1999, May 2, 2000 and November 1, 2001. (1)

10.2.1	Fourth Amendment to Amended and Restated Credit Agreement dated September 17, 2002. (1)

EXHIBIT NO.	DESCRIPTION

10.2.2	Fifth Amendment to Amended and Restated Credit Agreement dated February 24, 2003. (2)

10.2.3	Sixth Amendment to Amended and Restated Credit Agreement dated October 30, 2003. (2)

10.2.4	Seventh Amendment to Amended and Restate Credit Agreement dated September 16, 2004.(2)

10.3	Investment and Interest Rate Advisory Agreement between Los Padres Savings Bank, FSB and Smith Breeden Associates, Inc., dated February 3, 1997. (1)

10.4	Purchase and Assumption Agreement by and between Los Padres Bank, FSB and Harrington Bank, FSB dated as of May 30, 2001. (1)

10.5	Los Padres Mortgage Company, LLC Operating Agreement by and between Resource Marketing Group, Inc. and Los Padres Bank FSB dated June 13, 2002. (1)

10.6	Option Agreement, dated as of April 4, 1996 by and between Smith Breeden Associates, Inc. and Harrington West Financial Group, Inc. Assignment of Option, dated as of January 19, 2001, by and between Craig Cerny and Smith Breeden Associates, Inc. (1)

10.7	Stock Purchase Agreement by and between Harrington Bank, FSB and Los Padres Bank, FSB dated as of May 30, 2001. (1)

10.8	2005 Equity Based Compensation Plan (2)

10.9	Smith Breeden Associates, Inc. Portfolio Advisory & Rate Risk Analysis Agreement (2)

11	Statement re-computation of per share earnings — Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.

14	Code of Ethics (3)

23.1	Consent of Crowe Horwath LLP

31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-99031) filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2002, as amended.

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 11, 2003.

(3)	Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
March 30, 2009	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 30, 2009	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

March 30, 2009	By:	/s/ Kerry Steele
Kerry Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Craig J. Cerny	Chairman of the Board and	March 30, 2009
Craig J. Cerny	Chief Executive Officer

/s/ William W. Phillips	Director, President, and	March 30, 2009
William W. Phillips, Jr.	Chief Operating Officer

/s/ John J. Mcconnell	Director	March 30, 2009
John J. McConnell

/s/ Paul O. Halme	Director	March 30, 2009
Paul O. Halme

/s/ William D. Ross	Director	March 30, 2009
William D. Ross

/s/ Tim Hatlestad	Director	March 30, 2009
Tim Hatlestad