Form 10-Q
period 2009-03-31
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2009-05-15
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,020,093 shares of Common Stock, par value $0.01 per share, outstanding as of May 3, 2009.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income (Loss) for the Three Months Ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2009 and Year Ended December 31, 2008	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4T. Controls and Procedures	37

Part II — Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39
EX-31.1
EX-31.2
EX-31.3
EX-32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$15,364	$27,040
Trading account assets	772	744
Securities, available-for-sale	259,015	273,678
Securities held to maturity (fair value of $38 at March 31, 2009 and $38 at December 31, 2008)	35	37
Loans held for sale	5,882	—
Loans receivable, net of allowance for loan losses of $11,409 at March 31, 2009 and $11,449 at December 31, 2008	782,389	798,325
Accrued interest receivable	4,130	3,897
Real estate owned	11,999	7,449
Real estate sold on contract	874	—
Premises, equipment and other long-term assets	17,556	17,732
Prepaid expenses and other assets	2,836	3,254
Investment in FHLB stock, at cost	11,501	11,501
Income taxes receivable	2,250	1,468
Cash surrender value of life insurance	23,790	23,712
Deferred tax asset	22,894	20,748
Goodwill	5,496	5,496
Other intangible assets	518	554

Total assets	$1,167,301	$1,195,635

Liabilities:
Deposits:
Interest-bearing deposits	$879,702	$853,523
Non-interest-bearing demand deposits	41,097	46,070

Total Deposits	920,799	899,593
FHLB advances	155,000	190,000
Securities sold under repurchase agreements	19,403	19,499
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	4,114	14,331

Total liabilities	1,125,090	1,149,197

Shareholders’ equity
Preferred stock, $ .01 par value;
8% non-cumulative, 5,000,000 shares authorized; 142,999 shares issued and outstanding as of March 31, 2009 with no shares issued and outstanding December 31, 2008 Liquidation preference of $3.6 million at March 31, 2009 and December 31, 2008	2	2
Common stock, $.01 par value; 15,000,000 shares authorized; 7,020,093 shares issued and outstanding as of March 31, 2009 and 6,770,093 shares issued and outstanding December 31, 2008	74	72
Additional paid-in capital — Common	46,015	45,437
Additional paid-in capital — Preferred	4,649	4,649
Stock subscriptions	(3,857)	(3,857)
Retained earnings	22,191	23,356
Accumulated other comprehensive loss	(26,863)	(23,221)

Total shareholders’ equity	42,211	46,438

Total liabilities and shareholders’ equity	$1,167,301	$1,195,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Quarter ended
	March 31,
	2009	2008

Interest income:
Loans	$12,201	$14,200
Securities	2,270	5,365

Total interest income	14,471	19,565

Interest expense:
Deposits	6,392	8,482
Interest on FHLB advances, repos & other debt	2,100	3,368

Total interest expense	8,492	11,850

Net interest income	5,979	7,715
Provision for loan losses	1,750	500

Net interest income after provision for loan losses	4,229	7,215

Non-interest income:
Other-than-temporary loss
Total impairment losses	(3,886)	(70)
Loss recognized in other comprehensive income	(1,748)	—

Net impairment losses recognized in earnings	(2,138)	(70)
Gain on sale of available for sale securities	6	1,402
Gain (loss) from trading assets	3	(8,670)
Loss on write-down of real estate owned	1	—
Gain (loss) on sale of other assets	—	1
Increase in cash surrender value of life insurance	84	193
Banking fee and other income	824	840

Total non-interest income	(1,220)	(6,304)

Non-interest expense:
Salaries and employee benefits	3,343	3,536
Premises and equipment	1,006	993
Insurance premiums	273	212
Marketing	75	96
Computer services	251	256
Professional fees	203	135
Office expenses and supplies	177	209
Other	1,014	673

Total non-interest expense	6,342	6,110

Income (loss) before income taxes	(3,333)	(5,199)
Provision for income tax expense (benefit)	(1,251)	(1,953)

Net income (loss)	(2,082)	(3,246)
Dividend on preferred stock	0	—

Income (loss) available to common shareholders	$(2,082)	$(3,246)

Basic earnings/(loss) per share	$(0.31)	$(0.58)
Diluted earnings/(loss) per share	$(0.31)	$(0.58)
Basic weighted-average shares outstanding	6,775,649	5,590,236
Diluted weighted-average shares outstanding	6,775,649	5,590,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Earnings	Loss	Loss	Equity

BALANCE, DECEMBER 31, 2007	—	—	5,554,003	56	34,424	—	35,368		(14,806)	55,042

Comprehensive loss
Net loss							(10,810)	$(10,810)		(10,810)
Other comprehensive loss, net of tax
Unrealized losses on securities								(5,350)	(5,350)	(5,350)
Effective portion of change in fair value of cash flow hedges								(3,065)	(3,065)	(3,065)

Total comprehensive loss								$(19,225)

Stock options exercised including tax benefit of $25			27,240	—	233					233
Common shares issued in private offering at $7.75			550,000	5	4,257					4,262
Common shares issued in private offering at $6.25			638,850	11	6,153					6,164
Preferred shares issued in private offering at $25.00	142,999	2			4,649					4,651
Stock compensation expense					370					370
Stock subscriptions unissued:
Preferred stock 54,001 shares at $25.00						(1,350)				(1,350)
Common stock 401,150 shares at $6.25						(2,507)				(2,507)
Dividends on preferred stock at 8% per share							(61)			(61)
Dividends on common stock at $.195 per share							(1,141)			(1,141)

BALANCE, DECEMBER 31, 2008	142,999	$2	6,770,093	$72	$50,086	$(3,857)	$23,356		$(23,221)	$46,438

Comprehensive loss
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2 (net of tax)							917		(917)	—
Net loss							(2,082)	$(2,082)		(2,082)
Other comprehensive loss, net of tax
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes								(1,394)	(1,394)	(1,394)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other- than-temporary impairment has been recognized in earnings, net of reclassifications and taxes								(1,093)	(1,093)	(1,093)
Effective portion of change in fair value of cash flow hedges								(238)	(238)	(238)

Total comprehensive loss								$(4,807)

Stock options exercised including tax benefit of $25			—	—	—					—
Common shares issued in private offering at $2.00 per share			250,000	2	498					500
Stock compensation expense					80					80

										0

BALANCE, MARCH 31, 2009	142,999	$2	7,020,093	$74	$50,664	$(3,857)	$22,191		$(26,863)	$42,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(2,082)	$(3,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(1,231)	(173)
Depreciation and amortization	339	358
Amortization and accretion of premiums and discounts on loans receivable and securities	(123)	(242)
Deferred income taxes	(656)	(7,949)
Provision for loan losses	1,750	500
Activity in trading account assets	(25)	(1,902)
Loss (gain) on sale of trading securities	(3)	490
Gain on sale of available-for-sale securities	(6)	(1,402)
Loss on other-than-temporary impairment	2,138	70
Gain on real estate owned	(1)	—
Gain on sale of premises and equipment	(793)	—
FHLB stock dividend	—	(169)
Earnings on bank owned life insurance	(84)	(193)
Decrease (increase) in accrued interest receivable	(233)	795
Increase in income tax receivable, net of payable	(1,225)	(3,163)
Decrease in prepaid expenses and other assets	4,317	6,120
Stock compensation expense	81	89
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(13,859)	1,104

Net cash provided by operating activities	(11,696)	(8,913)

Cash flows from investing activities:
Net (increase) decrease in loans receivable	3,797	(16,767)
Proceeds from sales of securities available for sale	829	55,446
Purchases of securities available for sale	—	(65,284)
Principal paydowns on securities available for sale	7,848	15,802
Principal paydowns on securities held to maturity	1	3
Proceeds from sale of real estate acquired through foreclosure	325	—
Purchase of premises and equipment	610	(919)

Net cash provided by (used in) investing activities	13,410	(11,719)

Cash flows from financing activities:
Net increase in deposits	21,206	43,700
Decrease in securities sold under agreements to repurchase	(96)	393
Decrease in FHLB advances	(35,000)	(15,000)
Proceeds from exercise of stock options, including tax benefits	—	233
Proceeds from shares issued in private offering	500	2,179
Dividends paid on common stock	—	(707)

Net cash provided by financing activities	(13,390)	30,798

Net increase (decrease) in cash and cash equivalents	(11,676)	10,166
Cash and cash equivalents at beginning of period	27,040	14,433

Cash and cash equivalents at end of period	$15,364	$24,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate seventeen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, three Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $136.0 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
The unaudited condensed consolidated interim financial statements of the Company and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.
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
In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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
Real Estate Owned — Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Adoption of new accounting standards — In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this FSP as of March 31, 2009. As a result of implementing the new rule, the amount of OTTI recognized in income was $2.1 million. Had the rule not been implemented, the full amount of the unrealized fair value decline in the value of the securities with OTTI of $3.9 million would have been recognized in income. Through the year ended December 31, 2008, the Company recognized a total other -than-temporary impairment charge of $14.0 million for various securities. At adoption of this FSP, the Company reversed $1.5 million (gross of tax) of this impairment charge, representing the non-credit portion, which resulted in a $12.5 million gross impairment charge related to credit at January 1, 2009. The adoption of this FSP in the first quarter did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP in the first quarter did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. Statement of Financial Accounting Standards No. 161,

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133), amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated, and that qualify, as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and that qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133. The Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP in this quarter. Adoption did not have a material impact on the results of operations or financial position.
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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The fair values of trading securities and securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Many of our securities are quoted using observable market information for similar assets which requires HWFG to report and use Level 2 pricing. In early October 2008, the FASB FSP No. FAS 157-3 was issued to clarify the applications of FASB Statement 157, Fair Value Measurements, in a market that is not active. The FSP clarified that in cases where observable inputs (Level 2) required significant adjustments based on unobservable data, it would be appropriate to consider Level 3 (model pricing) fair value measurements. This guidance was used in the March 2009 quarter to value selected asset-backed securities currently trading in inactive markets.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair

Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP did not materially impact the methodology used to value some of our available for sale securities per the following discussion.
Due to the present economic environment, there are significant dislocations in the non-agency fixed income markets. These dislocations have negatively affected available market price quotations for fixed income securities, in many cases without regard to particular securities’ actual performance and credit-worthiness. Consequently, and prior to implementing FSP FAS 157-4, management has developed procedures for estimating the fair values of securities in these inactive markets. These procedures take into consideration known attributes about a security including, among others, the current credit enhancement level and rules-based payment priority. Management incorporates into the analysis actual levels of delinquent loans in the trust backing the security, the loss severity experienced upon the disposition of liquidated loans and an estimate of the expected rate of prepayment based on actual experience. This information is obtained from the monthly remittance report made available by the trustee. Expected cash flows on the investment are then projected using the known attributes and estimates described above. The fair value of these expected cash flows is calculated as the present value of the expected cash flows at the ten year average BB high yield bond spread to the LIBOR/Swap yield curve. The amount recorded in the income statement as other than temporary impairment is the present value of the expected cash flows on the investment, discounted at the contractual rate of return on that investment. There have been no changes to our approach for modeling expected principal and interest cash flows. Significant estimates used in the valuation include the amount of delinquent loans ultimately liquidated, loss severity upon liquidation and prepayment speeds. To the extent that the amounts actually realized vary significantly from estimates, calculated fair value estimates may be materially affected.
Our derivative instruments consist of interest rate swaps. As such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgments (Level 2 inputs).
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities
GNMA securities	$165	$—	$165	$—
Mutual funds	$607	$607	$—	$—
Available for sale securities:
Residential mortgage backed securities	$259,015	$—	$111,952	$147,063
Liabilities:
Interest rate swaps	$(1,002)	$—	$(1,002)	$—

		Fair Value Measurements at December 31, 2008 Using

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$744	$575	$169	$—
Available for sale securities	$273,678	$—	$121,609	$152,069
Liabilities:
Interest rate swaps	$10,442	$—	$10,442	$—
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 and December 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs
Residential
mortgage-backed
Beginning balance at January 1, 2009	$152,069
Total gains or losses (realized / unrealized)
Recognized in earnings:
Other-than-temporary impairment	(2,138)
Unrealized in other comprehensive income:
Reclassification adjustment for losses recognized in earnings	2,138
Transfers in and / or out of Level 3	3,809
Level 3 fair value adjustment	(8,815)

Ending balance, March 31, 2009	$147,063

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

In accordance with FASB FSP No. FAS 157-3 and FSP No. FAS 157-4, the company measured the fair value of certain available for sale securities with a carrying amount of $147.1 million using significant unobservable inputs due to a lack of an active market. The Company’s methodology utilizes pertinent information derived primarily from the security issuers’ remittance reports which then are applied to an internal cash flow model. The significant unobservable inputs include assumptions for discount rate and default rates. These securities are primarily in our adjustable rate asset-backed securities portfolio.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$24,290	—	$24,290	—
Real estate owned	$11,999	—	—	$11,999

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$31,508	—	$31,508	—

All securities held do not have a single maturity date. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2009

Mortgage-backed securities — pass throughs	$47,216	$462	$(182)	47,496
Collateralized mortgage obligations	81,211	4	(7,764)	73,451
Asset-backed securities (underlying securities mortgages)	161,816	440	(24,756)	137,500
Asset-backed securities	1,607	—	(1,039)	568

	$291,850	$906	$(33,741)	$259,015

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$315	$(317)	$50,282
Collateralized mortgage obligations	83,376	—	(6,140)	77,236
Asset-backed securities (underlying securities mortgages)	165,721	748	(21,010)	145,459
Asset-backed securities	1,655	—	(954)	701

	$301,036	$1,063	$(28,421)	$273,678

The fair values and unrealized losses of the securities classified as available-for-sale or held-to-maturity with unrealized losses as of March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2009

Mortgage-backed securities — pass throughs	$38,970	$(60)	$8,064	$(122)	$47,034	$(182)
Collateralized mortgage obligations	12,711	(1,322)	60,736	(5,473)	73,447	(6,795)
Asset-backed securities (underlying securities mortgages)	2,954	(250)	134,098	(24,301)	137,052	(24,551)
Asset-backed securities	10	(63)	557	(976)	567	(1,039)

	$54,645	$(1,695)	$203,455	$(30,872)	$258,100	$(32,567)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2008

Mortgage-backed securities — pass throughs	$38,969	$(109)	$10,998	$(208)	$49,967	$(317)
Collateralized mortgage obligations	55,514	(4,215)	21,722	(1,925)	77,236	(6,140)
Asset-backed securities (underlying securities mortgages)	17,144	(1,504)	127,567	(19,506)	144,711	(21,010)
Asset-backed securities	12	(72)	689	(882)	701	(954)

	$111,639	$(5,900)	$160,976	$(22,521)	$272,615	$(28,421)

Our mortgage-backed securities — pass-throughs are issued by U.S. government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of March 31, 2009, there are 37 mortgage-backed securities in an unrealized loss position; of those, 30 have been in an unrealized loss position for twelve months or more. During the first quarter spreads tightened and prices rose on agency mortgage backed securities improving prices significantly. At December 31, 2008, 78 mortgage-backed securities were in an unrealized loss position; of those, 37 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, including liquidity and credit risk, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management has the intent and the ability to hold these securities until recovery.
As of March 31, 2009 and December 31, 2008, there are 44 and 37, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 44 securities in an unrealized loss position as of March 31, 2009, 30 have been in an unrealized loss position for over twelve months; and at December 31, 2008, of the 37 securities that were in an unrealized loss position, 12 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management has the intent and the ability to hold these securities until recovery.
All of our asset-backed securities are issued by private entities or trusts and, as of March 31, 2009, all but 58 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages with the exception of the securities discussed in the next paragraph. As of March 31, 2009, there are 87 asset-backed securities that are in an unrealized loss position with 80 securities in an unrealized loss position for twelve months or more. As of December 31, 2008, there are 87 asset-backed securities that are in an unrealized loss position, with 77 securities in an unrealized loss position for twelve months or more. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.” Management has the intent and the ability to hold these securities until recovery.
All securities held do not have a single maturity date. The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	3/31/2009			12/31/2008
			Weighted			Weighted
	Amortized		Average	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield	Cost	Fair Value	Yield
Mortgage-backed securities — pass throughs
Due from one to five years	$69	$68	-3.70%	$149	$146	3.17%
Due from five to ten years	2,639	2,725	5.53%	2,853	2,927	5.89%
Due over ten years	44,508	44,703	4.51%	47,282	47,209	4.74%

Total mortgage backed securities — pass throughs (1)	47,216	47,496	4.56%	50,284	50,282	4.80%

Collateralized mortgage obligations
Due over ten years	81,211	73,451	3.93%	83,376	77,236	3.94%

Total collateralized mortgage obligations	81,211	73,451	3.93%	83,376	77,236	3.94%

Asset backed securities (underlying securities mortgages)
Due from one to five years	1,125	1,004	1.04%	1,125	1,001	1.03%
Due over ten years	160,691	136,496	2.35%	164,596	144,458	2.33%

Total asset backed securities	161,816	137,500	2.34%	165,721	145,459	2.32%

Asset backed securities
Due from one to five years	307	41	4.42%	355	47	5.35%
Due over ten years	1,300	527	1.65%	1,300	654	2.52%

Total asset backed securities	1,607	568	2.17%	1,655	701	3.13%

Total	$291,850	$259,015	3.11%	$301,036	$273,678	3.16%

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
Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31.

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,364	$15,364	$27,040	$27,040
Securities, held to maturity	35	37	37	38
Loans receivable, net, including impaired loans	788,270	820,658	798,325	834,633
FHLB stock	11,501	n/a	11,501	n/a
Accrued interest receivable	4,130	4,130	3,897	3,897

Liabilities:
Demand deposits	229,892	229,892	223,411	223,411
Certificates of deposit	690,907	693,711	676,183	680,331
FHLB advances	155,000	156,281	190,000	191,538
Securities sold under repurchase agreements	19,403	19,809	19,499	19,997
Subordinated debt	25,774	8,505	25,774	8,505
Accrued interest payable	330	330	1,158	1,158
Loans — The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated primarily by using the value of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans had a carrying amount of $24.3 million, with a valuation allowance of $4.2 million.

3. REAL ESTATE OWNED
Real estate owned is summarized as follows:

	March 31,	December 31,
	2009	2008
Beginning balance real estate owned	$7,449	$—
Transfer of loans to real estate owned	5,674	12,756
Sale proceeds	(325)	—
Net gain from sale of OREO	4	—
Loan to facilitate sale of REO	—	(750)
REO sold on contract	(803)	—
Other reductions	—	(149)
Provision for real estate owned	—	(4,408)

Ending balance real estate owned	$11,999	$7,449

Changes in the valuation allowance for losses on other real estate owned were as follows:

	March 31,	December 31,
	2009	2008
Beginning valuation on real estate owned	$4,408	$—
Provision charged to operations	—	4,408
Amounts related to properties disposed	(51)	—

Ending valuation on real estate owned	$4,357	$4,408

4. EARNINGS (LOSS) PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended March 31, 2009
(net income/(loss) amounts	Income/(Loss)	Shares	Per-Share
in thousands)	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(2,082)
Preferred Dividends	$—

Basic EPS	$(2,082)	6,775,649	$(0.31)
Effect of dilutive stock options	—	—	—

Diluted EPS	$(2,082)	6,775,649	$(0.31)

	Three months ended March 31, 2008
	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(3,246)
Preferred Dividends	$—

Basic EPS	$(3,246)	5,590,236	$(0.58)
Effect of dilutive stock options	—	—	(0.00)

Diluted EPS	$(3,246)	5,590,236	$(0.58)

Anti-dilutive options totaling 940,115 and 519,175 for quarter ended March 31, 2009 and 2008, respectively, are excluded from the calculation of earnings per share.
5. OTHER-THAN-TEMPORARY IMPAIRMENT
At March 31, 2009 our asset-backed securities and collateralized mortgage backed securities had unrealized losses aggregating $32.8 million. Management reviews all securities with unrealized losses for impairment on a quarterly basis. For those with severe price declines, ratings downgrades or other indications of impairment, management stress-tests the cash flows for various delinquency, foreclosure, and recovery rate scenarios on the underlying loans, in order to determine the likelihood of receiving all scheduled interest and principal on these securities. If, as a result of that analysis, it is determined that management will not receive all scheduled interest and principal, management recognizes other than temporary impairment. As part of management’s quarterly evaluation, it was determined that eight available-for-sale securities with an amortized cost of $18.8 million were deemed other than temporarily impaired. As such, these securities were written down by $2.1 million to fair value through earnings in the March 2009 quarter. For securities where no other-than-temporary impairment was noted, management’s evaluation of the cash flows resulted in a conclusion that the scheduled cash flows would be realized and therefore no other than temporary impairment was recognized.
In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.
The following is a table that discloses the amount related to credit losses recognized in earnings for the three month period ended March 31, 2009 and a rollforward of credit and non-credit losses.

Other-than-
temporary Loss
Recognized as
Credit Loss in
Earnings
Beginning balance of credit losses at January 1, 2009	$13,977
Current period credit losses	2,138

Total credit losses	16,115
Previously recognized other-than-temporary loss related to non-credit losses	(1,467)

Ending balance of credit losses at March 31, 2009	$14,648

6. LOANS HELD FOR SALE
In April 2009, management entered into an agreement with Federal Home Loan Mortgage Corporation (FHLMC) to sell 15 loans, or $2.9 million of fixed rate single family mortgage loans. Additionally, and in April 2009, management entered into an agreement with Santa Clara Valley Bank to sell 8 multi-family properties for $3.0 million. These transactions are expected to settle by June 30, 2009 with an approximate $113 thousand net pre-tax gain. Mortgage servicing will be retained only on the sale of loans to FHLMC.

Mortgage loans originated that were not originally intended for sale in the secondary market are accounted for at the lower of cost or fair value in accordance with FAS No. 65, Accounting for Certain Mortgage Banking Activities.
7. DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In March 2009, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
As of March 31, 2009, the Company had three interest rate swaps with an aggregate notional amount of $60.0 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings. In the March 2009 quarter, management restructured its LIBOR based cash flow hedges of borrowings by terminating $143 million of shorter term swaps and engaging in $60 million of swaps with maturities between five and ten years. This restructure was consistent with HWFG’s plan to reduce assets and liabilities and control interest rate risk. As a result of these transactions, the $9.8 million pre-tax loss on the $143 million of terminated swaps will be amortized over their remaining lives of approximately 2 years on a weighted average basis.
The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
Finally, the Company has an agreement with one of its derivative counterparties that contains a provision where if a material adverse change occurs in the creditworthiness of the Company that materially impairs its ability to meet its debt obligations as they become due, the Company may be required settle its obligations under the agreement.
As of March 31, 2009 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $469 thousand. If the

Company had breached any of these provisions at March 31, 2009, it could have been required to settle its obligations under the agreements at the termination value.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash outflows associated with overnight FHLB borrowings and other short term liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009 and 2008, the Company recognized a loss of $24 thousand and $1 thousand, respectively, for hedge ineffectiveness attributable to a mismatch in the reset frequency between the index on the swap and the index on the hedged overnight borrowings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense, as applicable, as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that $5.0 million will be reclassified as an increase to interest expense.
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2009 and 2008.

Amount of Gain or (Loss)
				Amount of Gain or (Loss)		Location of Gain or (Loss)	Recognized In Income on
	Amount of Gain or (Loss)		Location of Gain or (Loss)	Reclassified from		Recognized In Income on	Derivative (Ineffective
	Recognized in OCI on		Reclassified from	Accumulated		Derivative (Ineffective	Portion and Amount
Derivatives In Statement	Derivative		Accumulated OCI Into	OCI Into Income		Portion and Amount	Excluded from
133 Cash flow Hedging	(Effective Portion)		Income	(Effective Portion)		Excluded From Effectiveness	Effectiveness Testing)
Relationships	3/31/2009	12/31/2008	(Effective Portion)	3/31/2009	12/31/2008	Testing)	3/31/2009	12/31/2008
Interest Rate Products	(6,341)	(6,369)	Interest Income	56	—	Other non-interest expense	(24) (1)

	(6,341)	(6,369)		56	—		(24) (1)

     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009 and December 31, 2008.

		Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
	Balance sheet		Balance sheet		Balance sheet		Balance sheet
	location	Fair Value	location	Fair Value	location	Fair Value	location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Products	Other Assets	—	Other Assets	—	Other Liabilities	(1,002)	Other Liabilities	(10,442)

Total derivatives designated as hedging instruments under SFAS 133		—		—		(1,002)		(10,442)

The Company has also entered into various total return swaps in an effort to enhance income, where cash flows are based on the level and changes in the yield spread on investment grade commercial mortgage indexes and asset backed referenced securities relative to similar duration LIBOR swap rates. These swaps do not qualify for hedge accounting treatment and are included in the trading account assets and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in income (loss) from trading account assets. The Company currently has no total return swaps.

8. AGREEMENT WITH THE OFFICE OF THRIFT SUPERVISION (OTS)
Our agreement with the Office of Thrift Supervision, as previously disclosed in the annual 10-K filing with the Securities and Exchange Commission, has the following update:
The requirements of this agreement are as follows: Los Padres Bank will maintain a Tier I (Core) Capital Ratio of 6% and a Total Risk-based Capital Ratio of 11% by June 30, 2009 and a Tier I (Core) Capital Ratio of 7% and a Total Risk-based Capital Ratio of 12% by September 30, 2009. As of March 31, 2009, Los Padres Bank’s Tier 1 Core Capital ratio was 7.33% and its Total Risk Based Capital Ratio was 9.41%.
9. SUBSEQUENT EVENT
On May 11, 2009, HWFG reached agreement with Concordia Financial Services Fund L.P. (Concordia) with regard to the outstanding $3.9 million in demand notes due HWFG to purchase 401,150 shares of common stock at $6.25 per share and 54,001 shares of Series A Preferred shares at $25 per share convertible into 4 shares of HWFG common stock at $6.25 per share. In the first and second closings, Concordia had previously purchased $6.1 million in HWFG equity securities for cash including 638,850 shares of HWFG common stock at $6.25 per share and 85,999 shares of the Series A preferred shares at $25 per share. In settlement of the $3.9 million in notes due from Concordia for which no HWFG shares have been issued, Concordia agreed to convert all of its $2.1 million of Series A preferred to common at $6.25 per share, thus reducing HWFG’s dividend payments by $172 thousand per year. HWFG and Concordia entered into a full release from any future claims, and Concordia agreed to waive its rights in the stock purchase agreements for a HWFG Board seat and any pre-emptive right on any future equity offerings.
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
Since 1997, we have grown from 4 banking offices to 17 banking offices including the Thousand Oaks branch acquisition, opening the Scottsdale Airpark office in mid 2005 and opening in Olathe, Kansas in August 2006. We have 11 full service banking centers on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101, 3 banking centers in Johnson County, Kansas in the fastest growing area of the Kansas City metro, and 3 banking centers in Scottsdale, Arizona. We have two parcels in the Phoenix metro for future development. These parcels will be developed for new banking centers commensurate with HWFG capital, financial performance, economic conditions, and the approval of the Office of Thrift Supervision.
Product Line Diversification
We have broadened our product lines over the last 9 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004, we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products. During this past year, with emphasis on core deposit development, HWFG introduced the successful Power-Up account and Remote Deposit Capture.
Net retail deposit growth in 2008 was propelled by the aggressive promotion of its Power-Up account. This account ties together a checking account with a required automatic transaction and a money market account. Furthermore, HWFG was successful in promoting certificate of deposit accounts in the spring of 2008 and retaining them at lower rates at renewal in the December 2008 quarter.
Investment Management
We utilize excess capital in short duration, and have an investment portfolio comprised largely of mortgages and related securities. Our goal is to produce a pre-tax return on these investments of ..75% to 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allow us to compete effectively against other institutions that do not offer these products. Given the extreme dislocations in the credit markets in the current environment and our goals to build capital levels, we will selectively reduce the investment portfolio through pay-downs.
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

Long-term Profitability Drivers
The factors that we expect to drive our profitability in the long-term are as follows:
1.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction, construction-to-permanent loan lending and selected consumer lending activities such as home equity line of credit loans, commensurate with our credit policy and the economic environment.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we have utilized excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2004 the investment portfolio’s performance exceeded our goals and contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. From 2005 to 2006 the investment portfolio underperformed our goal but still earned a total return in excess of one-month LIBOR. In 2007, 2008 and the first quarter of 2009 the investment portfolio significantly underperformed our goal as a result of the severe credit market dislocations. Given our capital requirements of 12% risk based and 7% tangible capital ratios, we plan to allow the investment portfolio to decline through principle reduction of approximately $40.0 to $50.0 million per year to build these capital ratios.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process.
Together, we believe these factors will contribute to more consistent and growing long-term profitability.
Strategic Response to the Current Operating Environment, Housing Downturn, and Economic Recession
Although our long-term strategies remain intact as previously described, given the severe economic and housing recession and its effect on our 2008 financial performance, we have implemented a near-term plan to manage through this environment and address our recent Supervisory Agreement.
We have the following expectations over the next two years:
1.	The economy will remain in a major recession throughout most of 2009 with some improvement in the latter quarters. Housing prices will continue to be under pressure until mid to late 2009 and then start to stabilize with a very slow climb.

2.	A major fiscal stimulus bill and foreclosure reduction program has been enacted. We expect additional stimulus programs will be implemented in 2009, especially if the housing market or employment rates do not improve.

3.	The Federal Reserve will continue to aggressively use non-monetary policy tools to keep interest and mortgage rates low and improve credit spreads by aggressively buying fixed income and mortgage assets in order to stimulate buying in the housing market.

4.	The Treasury will continue to allocate more TARP funds to banks from its troubled asset repurchase program.

5.	Combined actions will pull the US into a more normal growth environment by mid 2010. Credit spreads and credit availability will improve moderately over the 2009 to 2010 period.

6.	Our Kansas and central California markets will be more insulated from the housing recession and job losses but still highly affected, with Arizona having higher housing price depreciation on a median basis. Arizona, however, will have a faster recovery due to its desirable weather pattern and the strong immigration due to demographic trends and job availability (higher retirement and more migration from higher cost and colder weather states).
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
We have been and remain in a defensive posture to manage through the current housing and economic environment by taking the following steps: (1) making prudently underwritten loans, (2) reducing, to the extent possible, higher credit risk and lower margin (for the risk) loans, (3) further tightening our underwriting standards and curtailing acquisition and development and spec construction lending until the environment improves, (4) expanding and making more profitable the core deposit franchise through our sales, marketing, and service programs, and (5) reducing our mortgage investments through pay-down ($40 to $50 million per year) while we closely monitor collateral performance for impairment and opportunities to liquidate some MBS. As economic conditions improve, we expect to return to pre-recession profit levels. Specifically, the following major strategies envelop our near-term plan:
1.	Improve Capital Ratios:
Los Padres Bank is subject to different capital standards because of a Supervisory Agreement with the Office of Thrift Supervision and must maintain a Tier I (Core) Capital Ratio of 6% and a Total Risk-based Capital Ratio of 11% by June 30, 2009 and Tier I (Core) Capital Ratio of 7% and a Total Risk-based Capital Ratio of 12% by September 30, 2009. To meet 7% core tangible and 12% risk-based capital ratios in the short term, HWFG will pursue two primary strategies as it seeks to minimize shareholder dilution: (1) reduce assets through principal reductions on loans and securities, loan participations, loan growth origination controls, and other alternatives as necessary, and (2) selective equity capital offerings.
We have initiated programs to reduce our risk weighted assets as part of our steps to meet our required capital levels or regulatory requirements. These programs include the following: (1) limiting the availability on Home Equity Lines of Credit (HELOC) based on new valuations of the underlying real estate and a 65%

loan to value advance rate, (2) participating loans to other institutions, (3) limiting renewals of loans, and an evaluation of our markets for possible divestiture.
We raised $12.3 million of private equity capital over the last year ending March 31, 2009. We are committed to raising additional equity capital through private channels with an emphasis on minimal dilution to our shareholders. HWFG’s asset quality, although deteriorating due to the economic and housing climate, remains below the median community bank as measured by non performing loans to total loans by the FDIC. We have written down our weaker private mortgage securities in 2008, and although more write-downs are possible, we believe we have isolated the weak securities to a group with $44.5 million of book value that have been written-down $16.1 million where further loss potential exist and with recognizing losses as such losses become probable. In the March 2009 quarter, HWFG implemented FAS 115-2, which allows for the credit component of the impairment to be recorded in earnings, while the liquidity component of the fair value loss remains in equity. We expect OTTI write-downs to be somewhat less in the future as a result of this new pronouncement. We believe HWFG remains an attractive community banking franchise for private investors and the Treasury at HWFG’s recent equity sales prices and book value.
2.	Manage Aggressively Problem Assets to Positive Resolution
We have initiated a rigorous problem assets resolution process, with a committee made up of representatives from all the regions, legal, and senior management, to identify, manage, and resolve problem loans. A tracking list with assignments is updated with weekly accountability and follow-up. This process has kept our non-performing loans at a level near the median peer group institutions in the states in which we operate. We are also closely monitoring our troubled mortgage securities for opportunities and allowing our investments to pay down at the rate of $10 to $12 million per quarter.
3.	Manage and Improve Liquidity of the Bank
We will continue to build the liquidity of the Bank through the following tactics:
a.	Leverage our intensive sales, marketing and service program that emphasize the building of core deposits. We have experienced favorable progress in this regard in the late December 2008 quarter into the March 2009 quarter with growth in deposits, after losing about 3% of our deposits in the September to December 2008 quarters as the crisis of confidence in the banking industry became elevated. The higher deposit insurance levels enacted in 2008 and the reduced amount of high rate paying institutions in our markets starved for liquidity have improved the situation.

b.	Efficiently pledge all mortgage and other eligible collateral to the FHLB and FRB to increase borrowing capacity to maximum levels.

c.	Eliminate brokered deposits over time as the core franchise continues to build.

d.	Seek to maintain excess borrowing capacity between $75 and $100 million.

e.	The trust preferred securities payments were deferred pending the outcome of our strategic initiatives.
4.	Improve Net Interest Margins and Fee Income
a.	Re-price loan renewals to the current higher spread environment while adding floors or maintaining floor rates on floating rate loans. Continue to hedge fixed rate risk.

b.	Manage NPA’s to a low level to the extent possible to reduce non-accrued interest.

c.	Re-price lower our core deposits to improve margins as the high rate paying competition diminishes.

d.	Expand our deposit fee income sources, HWMC fees, and explore new fee income programs.

5.	Continue to Manage our Banking Risks to a Low Level
a.	Interest rate risk through our rigorous assessment and applied hedging process.

b.	Operational risk through our policies, procedures and related controls.

c.	Liquidity Risk through our core deposit development and back up liquidity plans.

d.	Credit Risk though our underwriting and problem asset resolution process.
6.	Control Operating Costs
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
All of these actions are expected to lead to well-capitalized and growing capital levels, profit recovery, lower overall risk of the institution, and higher shareholder value. No assurance can be given as to when or if our strategy will be successful given the troubled economy. As the economy and HWFG’s earnings and capital levels improve, we will return to our fundamental long term mission and strategies.
Results of Operations
The Company reported a net loss of $2.1 million or 31 cents per share on a diluted basis in the March 2009 quarter compared to net income of $3.2 million or 58 cents per diluted share, respectively, in the March 2008 quarter. The net loss in the March 2009 quarter was comprised of the following components:
1. $340 thousand of after-tax core banking income (net interest income plus banking fee and other income minus operating expenses.
2. $1.3 million of after-tax other-than-temporary-impairment (OTTI) on $18.8 million in residential mortgage backed securities (RMBS). This loss was transferred from equity to earnings upon the determination of the OTTI and, therefore, has no affect on book value per share.
3. $1.1 million of after-tax specific and general reserves on loans and write-downs on real estate owned (REO). Total non-accrual loans and loans 90 days or more past due (non-performing loans, NPL’s) were $17.6 million at March 31, 2009 or 2.20% of total loans compared with $12.1 million or 1.50% at December 31, 2008.
HWFG’s net interest income was $6.0 million in the March 2009 quarter versus $7.7 million in the March 2008 quarter and down from the $7.8 million in the December 2008 quarter. Net interest margin in the March 2009 quarter was 2.05% compared to 2.60% and 2.76% in the March 2008 and December 2008 quarters, respectively. LPB’s net interest income and margin declined in the March 2009 quarter after increasing in the September and December 2008 quarters due to the following reasons:
(1)	LPB built a high level of liquidity in the March 2009 quarter from the overlap of higher rate maturing and the renewal of lower rate brokered deposits, new retail deposits, and higher average borrowing levels, increasing HWFG’s overall cost of funds,

(2)	The Fed Funds and Prime rates were reduced by 75 bps immediately in January 2009, and one and three month LIBOR declined over 200 bps in the March 2009 quarter from the peak of the December 2008 quarter, on which approximately $450 million of our loans and securities re-price. Our deposits, however, re-price over a longer period of approximately six to nine months, and

(3)	An increase in non-accrual loans of $5.4 million from December 31, 2008 also adversely affected net interest income.
Our net interest margin increased from the low of 1.73% in January 2009 to 2.01% in February 2009 and to 2.42% in March 2009, as the re-pricing on deposits started to take hold. We believe our net interest margin will increase over the course of 2009 from 2.42% in the month of March 2009 to around 3.00% in December 2009 as the re-pricing fully corrects.
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

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
(In thousands)	Balance	Income	Rate	Balance	Income	Rate

Interest earning assets:
Loans receivable (1)	$800,999	$12,201	6.12%	$789,079	$14,200	7.21%
FHLB stock	11,501	—	0.00%	12,476	165	5.32%
Securities and trading account assets (2)	298,477	2,254	3.02%	367,620	5,126	5.58%
Cash and cash equivalents (3)	43,533	16	0.15%	17,761	74	1.68%

Total interest earning assets	1,154,510	14,471	5.03%	1,186,936	19,565	6.60%

Non-interest-earning assets	58,361			40,001

Total assets	$1,212,871			$1,226,937

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$166,013	$680	1.66%	$125,947	$828	2.64%
Passbook accounts and certificates of deposit	733,748	5,712	3.16%	685,819	7,654	4.49%

Total deposits	899,761	6,392	2.88%	811,766	8,482	4.20%

FHLB advances (4)	167,700	1,708	4.13%	234,857	2,547	4.36%
Reverse repurchase agreements	19,426	145	2.99%	50,336	388	3.05%
Other borrowings (5)	25,774	247	3.83%	25,774	433	6.65%

Total interest-bearing liabilities	1,112,661	8,492	3.09%	1,122,733	11,850	4.23%

Non-interest-bearing deposits	40,541			45,449
Non-interest-bearing liabilities	14,144			12,353

Total liabilities	1,167,346			1,180,535
Stockholders’ equity	45,525			46,402

Total liabilities and stockholders’ equity	$1,212,871			$1,226,937

Net interest-earning assets (liabilities)	$41,849			$64,203

Net interest income/interest rate spread		$5,979	1.94%		$7,715	2.37%

Net interest margin			2.05%			2.60%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.76%			105.72%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expenseand ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

The Company reported interest income of $14.5 million for the three months ended March 31, 2009 compared to $19.6 million for the three months ended March 31, 2008, a decrease of $5.1 million or 26.0%. The decrease during the periods was due primarily to a declining yield on loans and securities, which was a reflection of declining market rates.
The Company reported total interest expense of $8.5 million for the three months ended March 31, 2009, compared to $11.9 million for the three months ended March 31, 2008, a decrease of $3.4 million or 28.3%. The decrease in interest expense during the period was attributable to a reduced cost of funds on FHLB advances and deposits.
The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$11,449	6,446

Charge-offs:
Real estate loans:
Commercial	(1,773)	—
Consumer and other loans	(30)	(1)

Total charge-offs	(1,803)	(1)

Recoveries	13	—

Net charge-offs	(1,790)	(1)

Provision for losses on loans	1,750	500

Balance at end of period	$11,409	$6,945

Allowance for loan losses as a percent of total loans outstanding at the end of the period	1.43%	0.86%

Ratio of net charge-offs to average loans outstanding during the period	0.22%	0.00%
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
In the March 2009 quarter, $1.8 million was added to the provision for loan losses for specific valuation allowances and for the general allowance based on the mix and growth in loans. The credit quality of the loan portfolio deteriorated with $29.6 million of non-accrual loans and real estate owned at March 31, 2009 compared with $19.0 million at December 31, 2008 and $12.0 million at March 31, 2008. HWFG is continuing to manage the portfolio with a heightened concern and attention given the very adverse credit conditions and the extremely weak housing market putting considerable stress on borrowers.

The available-for-sale investment portfolio continues to decrease from principal repayments and prepayments and is now $259.0 million. These principal reductions continue to be approximately $10.5 million per quarter. The portfolio remains performing and largely highly-rated with 54.9% rated AA or higher by all rating agencies rating the securities. Securities with a fair value of $69.7 million have been downgraded by at least one rating agency to below investment grade as of March 31, 2009 compared with $27.0 million at December 31, 2008. The rating agencies have been aggressively increasing the expected delinquency rates on loans and loss factors on the disposition of real estate owned in the RMBS securitizations, and we believe these rating agencies may have over-corrected these factors after their erroneous initial analysis. Based on HWFG’s policy for other-than-temporary impairment, $18.8 million of these below investment grade mortgage backed securities were written down by $2.1 million before-tax in the March 2009 quarter. HWFG continues to believe that the after-tax mark-to-market loss on available-for-sale securities of $20.5 million recorded in HWFG’s equity will be recovered to a material extent as the credit markets stabilize and the Treasury implements its Troubled Asset Relief Program to buy mortgage loans and securities, or as principal on these securities is returned to HWFG at par over their average 4 year life.
Total banking fee and other income was $908 thousand in the March 2009 quarter compared to $1.0 million in the March 2008 quarter. The decrease in March 2009 quarter over the March 2008 quarter primarily is due to lower loan fees, prepayment penalties, and a lower increase in cash surrender value of bank owned life insurance due to a lower interest crediting rate. The following schedule shows the comparisons of income sources:
Banking Fee & Other Income
(Dollars in thousands)

	March	December		March	March	Annual
	2009	2008	%	2009	2008	Percentage
	Quarter	Quarter	Change	Quarter	Quarter	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment
Penalties & Other Loan Fees	$90	$147	(38.8%)	$90	$147	(38.8%)
Deposit, Other Retail Banking Fees & Other
Fee Income	547	503	8.7%	547	440	24.3%

Harrington Wealth Management Fees	187	198	(5.6%)	187	253	(26.1%)
Increase in Cash Surrender Value of Life
Insurance, net	84	63	33.3%	84	193	(56.5%)

Total Banking Fee & Other Income	$908	$911	(0.3%)	$908	$1,033	(12.1%)

Operating expenses in the March 2009 quarter were $6.3 million compared to $6.1 million in the March 2008 quarter and $6.2 million in the December 2008 quarter. HWFG is working rigorously to control operating expenses in the difficult operating environment and has been successful in reducing compensation expense, benefit expense, and has eliminated incentive bonus compensation until the Company returns to profitability. However, given the higher level of REO, the cost to maintain and refurbish these properties has increased substantially over the last few quarters. Furthermore, FDIC insurance and OTS assessments have also dramatically increased in the March 2009 quarter and expected to be approximately $600 thousand, collectively, in the June 2009 quarter. In addition, there is expected to be a one time assessment in the September 2009 quarter pending Congressional approval. A comparison of the major expense categories is shown in the following table for the comparative quarters.

HWFG Operating Expenses by Category

	Period Ended March 31,
	2009	2008
Salaries and employee benefits	$3,343	$3,536
Premises and equipment	1,006	993
FDIC Insurance Premium	217	128
Insurance premiums	56	84
Marketing	75	96
Computer services	251	256
Professional fees	203	135
REO Expense	231	8
Office expenses and supplies	177	209
Other (1)	783	665

Total other expenses	$6,342	$6,110

(1)	Consists primarily of regulatory fees, and other miscellaneous expenses.
Financial Condition
The very weak housing market, the credit crisis, and the economic recession continue to negatively affect HWFG’s results. Although HWFG’s non-performing loans to total loans are below the median level for FDIC insured institutions, classified loans where the receipt of originally scheduled payments are improbable, must be written down to current appraised values. With lower valuations of real estate, this situation is adding to non-cash charges for write-downs, and loan loss reserves. With the weak housing markets and economic recession, the underlying mortgage loans in a group of approximately $18.8 million in book value of residential mortgage-backed securities (RMBS) have demonstrated delinquency and loss factors on the sale of REO, which indicate that all the scheduled payments will not be returned on these securities. These securities are, therefore, OTTI and were written down by $2.1 million pre-tax to recoverable value by discounting expected cash flows at the original contracted interest rates on those securities. In the March 2009 quarter, HWFG implemented FAS 115-2, which allows for the credit component of the impairment to be recorded in earnings, while the liquidity component of the fair value loss remains in equity. The fair values of securities have also been negatively affected by the illiquid and distressed mortgage markets. HWFG believes that it has isolated the weaker mortgage securities to approximately $44.5 million of the $259.8 million total investment portfolio, which at March 31, 2009 have a cumulative OTTI write-down of $16.1 million. Also, the pool of problem loan credits does not appear to be expanding appreciably.
Securities and Investment Activities
The Company manages the securities portfolio in an effort to enhance net interest income and market value, as opportunities arise, and deploys excess capital in investments until such time as the company can reinvest into loans or other community banking assets that generate higher risk-adjusted returns.
The fair value of securities classified as available-for-sale decreased to $259.0 million at March 31, 2009, as compared to $273.7 million at December 31, 2008, a decrease of $14.7 million, or 5.4%, due to net sales, principal pay-downs, amortization, and market value declines. As of the quarter ended March 31, 2009, the Company’s available-for-sale portfolio had an unrealized after-tax market value loss of $20.5 million, which is reflected as a reduction in stockholders’ equity. The $20.5 million unrealized after-tax loss at March 31, 2009 compares to the after-tax unrealized losses of $17.5 million and $21.5 million at December 31, 2008 and March 31, 2008, respectively. As of March 31, 2009, based on the current state of the housing market, HWFG expects to earn substantially all principal and interest on its investment securities; however, a more severe deterioration of the housing market could result in a material portion of the amount of the unrealized loss on investment securities at March 31, 2009, to be recognized in the income statement. If all cash flows are earned on the investments, the gross unrealized loss of $32.8 million on the AFS portfolio would be near zero with a substantial increase in shareholders’ equity and book value per share.
The amortized cost and market values of available-for-sale securities are as follows:

	Amortized
	Cost	Fair Value
March 31, 2009

Agency MBS	$47,216	$47,496
Non-agency mortgage securities	80,148	73,213
Subprime mortgage securities	160,930	135,946
Other securities	3,556	2,360

	$291,850	$259,015

	Amortized
	Cost	Fair Value
December 31, 2008

Agency MBS	$50,284	$50,282
Non-agency mortgage securities	82,878	76,522
Subprime mortgage securities	164,148	144,274
Other securities	3,726	2,600

	$301,036	$273,678

Over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2001-2007 time period. As of March 31, 2009, the Company held $69.7 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” rated by at least one of three recognized rating agencies. However, 54.9% of the fair value or 53.5% of the portfolio based on amortized cost, of the portfolio remained “AA” rated or higher by all nationally recognized rating agencies rating the securities. As of March 31, 2009, the composition of the Company’s available-for-sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value
March 31, 2009

Agency	$47,216	$47,496
AAA	30,731	29,364
AA	77,494	65,378
A	26,023	23,224
BBB	26,985	23,817
Below investment grade	83,401	69,736

	$291,850	$259,015

	Amortized
	Cost	Fair Value
December 31, 2008

Agency	$50,284	$50,282
AAA	49,419	45,779
AA	91,981	80,038
A	55,412	49,840
BBB	25,016	21,888
Below investment grade	28,924	25,851

	$301,036	$273,678

HWFG is not a program originator of sub-prime loans but has invested in investment grade sub-prime securities, which had original ratings predominantly above “AA”, in a portion of its investment portfolio when the Company’s analysis indicated the spreads and return potential of these securities was high relative to the underlying risk. HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities. HWFG has not invested in collateralized debt obligations (CDO’s) and does not anticipate doing so. As of March 31, 2009, the composition of the Company’s available-for-sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value
March 31, 2009

Mortgage-backed securities — pass throughs	$47,216	47,496
Collateralized mortgage obligations	81,211	73,451
Asset-backed securities (underlying securities mortgages)	161,816	137,500
Asset-backed securities	1,607	568

	$291,850	$259,015

	Amortized
	Cost	Fair Value
December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$50,282
Collateralized mortgage obligations	83,376	77,236
Asset-backed securities (underlying securities mortgages)	165,721	145,459
Asset-backed securities	1,655	701

	$301,036	$273,678

HWFG monitors its investments on an on-going basis and, at least quarterly, performs an analysis on certain of its investments in order to ascertain whether any decline in market value is other-than- temporary. In the quarter ended March 31, 2009, the results of this analysis indicated that a portion of the decline in market value of eight securities, with a book value of $18.8 million, was other than temporary, and, as a result, the affected securities were written down by $2.1 million on a pre-tax basis.

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
Net loans decreased $10.0 million in the March 2009 quarter to $788.3 million as prepayments slowed markedly with the adverse credit conditions, while HWFG made selected loans based on its disciplined underwriting policies. HWFG has curtailed land and land development loans until the real estate markets show signs of recovery. The trends and the mix of the loan portfolio are shown in the following table:
HWFG Net Loan Growth and Mix
(Dollars in millions)

	March 31, 2009		December 31, 2008		March 31, 2008
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$260.1	32.5%	$260.9	32.2%	$267.4	33.1%
Multi-family Real Estate	84.3	10.5%	85.2	10.4%	88.8	10.9%
Construction (1)	116.4	14.5%	125.7	15.4%	134.1	16.6%
Single-family Real Estate	144.6	18.0%	139.3	17.2%	128.8	15.9%
Commercial and Industrial Loans	112.2	14.0%	118.9	14.7%	116.8	14.5%
Unimproved Land	49.6	6.2%	48.5	6.0%	44.7	5.5%
Consumer Loans	31.8	4.0%	29.8	3.7%	24.7	3.1%
Other Loans (2)	2.2	0.3%	3.1	0.4%	2.9	0.4%

Total Gross Loans	801.2	100.0%	811.4	100.0%	808.2	100.0%
Allowance for loan loss	(11.4)		(11.4)		(6.9)
Deferred fees	(1.1)		(1.2)		(1.7)
Discounts/Premiums	(0.4)		(0.5)		(0.5)

Net Loans Receivable	$788.3		$798.3		$799.1

(1)	Includes loans secured by residential, land and commercial properties. At March 31, 2009 we had $27.2 million of construction loans secured by single-family residential properties, $67.0 million secured by commercial properties, $21.3 million for land development and $941 thousand secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
Given the decrease in loans and HWFG’s credit risk analysis, $1.8 million was added to the allowance for loan losses in the March 2009 quarter. The allowance for loan losses was $11.4 million at March 31, 2009 or 1.43% of loan balances compared to $11.4 million, or 1.41% of loan balances at December 31, 2008.
Deposits
Retail and commercial deposits (net of Brokered CD’s of $110.1 million) were $810.7 million at March 31, 2009 compared to $804.6 million and $786.7 million at March 31, 2008 and December 31, 2008, respectively. Total retail and commercial deposits were $920.8 million at March 31, 2009 compared with $899.6 million at December 31, 2008. Total brokered deposits were $110.1 million at March 31, 2009 compared to $112.9 million at December 31, 2008. In the quarter, HWFG improved its liquidity by increasing its deposit base through a retail CD deposit promotion and building its core Power-Up checking and money market accounts. Also very early in the March 2009 quarter, HWFG renewed $90.0 million of the $92.4 million maturing brokered deposits. HWFG plans to eliminate its brokered deposits as they mature throughout the course of 2009 with retail deposits and other sources.
As HWFG executes its asset reduction strategy and builds its retail deposit base, it plans to eliminate substantially all of its brokered deposits. The cost of deposits was 2.31% at March 31, 2009 versus 2.85% at December 31, 2008, a 54 basis point decrease in the quarter. HWFG had $111.6 million in excess borrowing capacity at March, 31, 2009, above its goal of $75 to $100 million.
FHLB Advances
Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $155.0 million at March 31, 2009, compared to $232.0 million at March 31, 2008, or 33.2%. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
Stockholders’ Equity
Stockholders’ equity was $42.2 million at March 31, 2009, as compared to $46.4 million at December 31, 2008, a decrease of $4.2 million or 9.1%. Book value per common share, therefore, was $5.54 at March 31, 2009 compared to $6.37 at December 31, 2008. The decrease in stockholders’ equity for the first three months of 2009 is due primarily to the following factors: an increase of $1.4 million after-tax unrealized loss on the AFS portfolio and $1.1 million for which a portion of other-than-temporary impairment was recognized in earnings, a decrease of $238 thousand after-tax in the market value of cash flow hedges due to higher interest rates, a net operating loss of $2.1 million in the first three months of 2009, $500 thousand in capital contributions, and stock compensation expense of $81 thousand.
In the March 2009 quarter, HWFG raised $500 thousand of common equity by selling 250 thousand shares of HWFG for $2 per share in a private placement to an individual investor. In addition, on May 11, 2009, HWFG reached agreement with Concordia Financial Services Fund L.P. (Concordia) with regard to the outstanding $3.9 million in demand notes due HWFG to purchase 401,150 shares of common stock at $6.25 per share and 54,001 shares of Series A Preferred shares at $25 per share convertible into 4 shares of HWFG common stock at $6.25 per share. In the first and second closings, Concordia had previously purchased $6.1 million in HWFG equity securities for cash including 638,850 shares of HWFG common stock at $6.25 per share and 85,999 shares of the Series A preferred shares at $25 per share. In settlement of the $3.9 million in notes due from Concordia for which no HWFG shares have been issued, Concordia agreed to convert all of its $2.1 million of Series A preferred to common at $6.25 per share, thus reducing HWFG’s dividend payments by $172 thousand per year. HWFG and Concordia entered into a mutual release from any future claims, and Concordia agreed to waive its rights in the stock purchase agreements for a HWFG Board seat and any pre-emptive right on any future equity offerings.
Liquidity and Capital Resources
Liquidity — The liquidity of Los Padres Bank was within policy limitations at 18.6% at March 31, 2009 as compared to 7.68% at March 31, 2008. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At March 31, 2009, Los Padres Bank’s “liquid” assets totaled approximately $198.3 million.
In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank Discount Window. At March 31, 2009, the Bank had $155.0 million in FHLB advances and had $194.3 million of additional borrowing capacity with the FHLB of San Francisco based on a 30% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $70.8 million based on excess collateral pledged at the FHLB as of March 31, 2009. The Bank also had additional borrowing capacity of $40.8 million through the Federal Reserve Bank Discount Window. The Bank monitors closely its daily deposit flows, borrowing capacity, and other cash flows to maintain combined borrowing capacity with the FHLB and FRB above $75 to $100 million.
A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payments, Los Padres Bank is required to provide annual advance notice to the Office of Thrift Supervision (“OTS”), at which time the OTS may object to the proposed dividend payments. As part of the agreement, HWFG and LPB will not declare, make or pay any dividends or capital distributions without obtaining the prior written non-objection of the OTS. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock.
Capital Resources. Federally insured savings institutions such as Los Padres Bank are required to maintain minimum levels of regulatory capital. Under applicable regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0% and a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1”). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 2009, Los Padres Bank met the capital requirements of an adequately capitalized institution under applicable OTS regulations. At March 31, 2009, the Bank’s Tier 1 (Core) Capital Ratio was 7.33%, Total Risk-Based Capital Ratio was 9.41%, Tier 1 Risk-Based Capital Ratio was 8.69% and Leverage Ratio was 7.33% compared with a core capital tier 1 ratio of 7.24% and a total risk based capital ratio of 10.21% at December 31, 2008. The decline in the risk based capital ratio was due primarily to the additional capital required for downgraded debt securities below investment grade, which generally require 200% risk based capital rather than 2% to 100% for investment grade securities.
HWFG has agreed with the OTS to maintain its Tier 1 (Core) Capital Ratio at or above 6% beginning June 30, 2009, and at or above 7% by September 30, 2009, and raise its risk based capital to 11.0% by June 30, 2009 and to 12.0% by September 30, 2009. HWFG has developed comprehensive plans to meet these capital requirements by the stated dates through asset reduction strategies and other capital building strategies with an emphasis on minimizing dilution to its shareholders.
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
Critical Accounting Policies
Critical accounting policies are discussed within our Form 10-K dated December 31, 2008. There are no changes to these policies as of March 31, 2009.

Cautionary Statement Regarding Forward-Looking Statements.
Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the current economic and financial crisis in the United States and abroad, and the response of government and bank regulators thereto, general economic and business conditions in those areas in which we operate, our ability to comply with our Supervisory Agreement with the OTS, and profitability operate under the restrictions of such agreement, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2008 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”
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
In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At March 31, 2009, these prepayment assumptions varied from 0.0% to 35.0% for fixed-rate mortgages and mortgage-backed securities and varied from 0.0% to 40.0% for adjustable-rate mortgages and mortgage-backed securities.
The following table sets forth at March 31, 2009, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the March 2009 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points) (1)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$28,048	$22,124	$11,470		$(14,172)	$(30,599)	$(48,032)
Market value gain (loss) of liabilities	(16,598)	(15,855)	(9,470)		7,987	15,833	24,727

Market value gain (loss) of net assets before interest rate contracts	11,450	6,269	2,000		(6,185)	(14,766)	(23,305)

Market value gain (loss) of interest rate contracts	(11,391)	(8,491)	(4,023)		3,702	7,111	10,253

Total change in MVPE (2)	$59	$(2,222)	$(2,023)		$(2,483)	$(7,655)	$(13,052)

Change in MVPE as a percent of:
MVPE (2)	0.07%	-2.74%	-2.49%		-3.06%	-9.43%	-16.08%
Total assets of the Bank (3)	-0.16%	-0.31%	-0.24%		-0.12%	-0.47%	-0.83%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $87.2 million at March 31, 2009.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
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
Changes in Internal Control over Financial Reporting
For the quarter ended March 31, 2009, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in the first quarter of 2009 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2008.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2009, the Company completed a private placement of common shares as follows:
Recent sales of Unregistered Securities

		Price Per	Number of
Date	Title of Security	Share	Shares	Amount
March 31, 2009	Common	$2.00	250,000	$500,000

Total			250,000	$500,000

This equity capital will support HWFG’s capital and cash flow requirements. The private placement consists of an offering of common stock at $2.00 per share of 250,000 common shares to an individual investor.
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

HARRINGTON WEST FINANCIAL GROUP, INC.
May 15, 2009	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 15, 2009	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

May 15, 2009	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)