Form 10-Q
period 2009-06-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2009-08-14
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,364,089 shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2009.

HARRINGTON WEST FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Financial Condition as of June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2009 and Year Ended December 31, 2008	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4T. Controls and Procedures	39

Part II — Other Information

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	40
EX-31.1
EX-31.2
EX-31.3
EX-32

PART 1 — FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$11,063	$27,040
Trading account assets	803	744
Securities, available-for-sale	244,788	273,678
Securities held to maturity (fair value of $36 at June 30, 2009 and $38 at December 31, 2008)	34	37
Loans held for sale	8,811	—
Loans receivable, net of allowance for loan losses of $17,401 at June 30, 2009 and $11,449 at December 31, 2008	722,876	798,325
Accrued interest receivable	3,811	3,897
Real estate owned	13,057	7,449
Real estate sold on contract	864	—
Premises, equipment and other long-term assets	17,304	17,732
Due from broker	47	—
Prepaid expenses and other assets	4,999	3,254
Investment in FHLB stock, at cost	11,501	11,501
Income taxes receivable	7,036	1,468
Cash surrender value of life insurance	23,990	23,712
Deferred tax asset	15,060	20,748
Goodwill	5,496	5,496
Other intangible assets	481	554

Total assets	$1,092,021	$1,195,635

Liabilities:
Deposits:
Interest-bearing deposits	$839,145	$853,523
Non-interest-bearing demand deposits	44,514	46,070

Total Deposits	883,659	899,593
FHLB advances	127,597	190,000
Securities sold under repurchase agreements	21,429	19,499
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	4,824	14,331

Total liabilities	1,063,283	1,149,197

Shareholders’ equity
Preferred stock, $.01 par value; 8% non-cumulative, 5,000,000 shares authorized; 57,000 shares issued and outstanding, as of June 30, 2009 and 142,999 shares issued and outstanding December 31, 2008 Liquidation preference of $1.4 million at June 30, 2009 and $3.6 million at December 31, 2008	1	2
Common stock, $.01 par value; 15,000,000 shares authorized; 7,364,089 shares issued and outstanding as of June 30, 2009 and 6,770,093 shares issued and outstanding December 31, 2008	74	72
Additional paid-in capital — Common	45,742	45,437
Additional paid-in capital — Preferred	1,101	4,649
Stock subscriptions	—	(3,857)
Retained earnings	6,610	23,356
Accumulated other comprehensive loss	(24,790)	(23,221)

Total shareholders’ equity	28,738	46,438

Total liabilities and shareholders’ equity	$1,092,021	$1,195,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income:
Loans	$11,794	$13,671	$23,995	$27,871
Securities	2,076	4,786	4,346	10,151

Total interest income	13,870	18,457	28,341	38,022

Interest expense:
Deposits	4,716	7,829	11,108	16,312
Interest on FHLB advances, repos & other debt	2,228	3,366	4,328	6,734

Total interest expense	6,944	11,195	15,436	23,046

Net interest income	6,926	7,262	12,905	14,976
Provision for loan losses	11,100	400	12,850	900

Net interest income after provision for loan losses	(4,174)	6,862	55	14,076

Non-interest income:
Other-than-temporary loss
Total impairment losses	(7,382)	(2,412)	(11,268)	(2,482)
Loss recognized in other comprehensive income	3,241	—	4,990	—

Net impairment losses recognized in earnings	(4,141)	(2,412)	(6,278)	(2,482)
Gain (loss) on sale of available for sale securities	—	(295)	6	1,107
Gain (loss) from trading assets	17	6	19	(8,663)
Gain on termination of cash flow hedge	—	2,338	—	2,338
Loss on write-down of real estate owned	(244)	(2,603)	(243)	(2,603)
Gain on sale of other assets	16	1,048	16	1,049
Increase in cash surrender value of life insurance	200	49	284	242
Banking fee and other income	979	886	1,803	1,726

Total non-interest income	(3,173)	(983)	(4,393)	(7,286)

Non-interest expense:
Salaries and employee benefits	3,345	3,261	6,687	6,797
Premises and equipment	977	1,023	1,983	2,016
Insurance premiums	1,062	227	1,335	439
Marketing	68	143	144	239
Computer services	260	290	511	546
Professional fees	204	170	408	305
Office expenses and supplies	170	218	346	427
Other	1,096	752	2,111	1,425

Total non-interest expense	7,182	6,084	13,525	12,194

Loss before income taxes	(14,529)	(205)	(17,863)	(5,404)
Provision for income tax (benefit)	1,051	(74)	(200)	(2,027)

Net (loss)	$(15,580)	$(131)	(17,663)	(3,377)

Dividend on preferred stock	0	0	0	—

Income (loss) available to common shareholders	$(15,580)	$(131)	$(17,663)	$(3,377)

Basic (loss) per share	$(2.16)	$(0.02)	$(2.52)	$(0.58)
Diluted (loss) per share	$(2.16)	$(0.02)	$(2.52)	$(0.58)
Basic weighted-average shares outstanding	7,212,882	6,131,243	6,995,473	5,860,739
Diluted weighted-average shares outstanding	7,212,882	6,131,243	6,995,473	5,860,739

Other comprehensive (loss)	(14,425)	(406)	(19,232)	(16,675)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Earnings	Loss	Loss	Equity

BALANCE, DECEMBER 31, 2007	—	—	5,554,003	56	34,424	—	35,368		(14,806)	55,042

Comprehensive loss
Net loss							(10,810)	$(10,810)		(10,810)
Other comprehensive loss, net of tax
Unrealized losses on securities								(5,350)	(5,350)	(5,350)
Effective portion of change in fair value of cash flow hedges								(3,065)	(3,065)	(3,065)

Total comprehensive loss								$(19,225)

Stock options exercised including tax benefit of $25			27,240	—	233					233
Common shares issued in private offering at $7.75			550,000	5	4,257					4,262
Common shares issued in private offering at $6.25			638,850	11	6,153					6,164
Preferred shares issued in private offering at $25.00	142,999	2			4,649					4,651
Stock compensation expense					370					370
Stock subscriptions unissued:
Preferred stock 54,001 shares at $25.00						(1,350)				(1,350)
Common stock 401,150 shares at $6.25						(2,507)				(2,507)
Dividends on preferred stock at 8% per share							(61)			(61)
Dividends on common stock at $.195 per share							(1,141)			(1,141)

BALANCE, DECEMBER 31, 2008	142,999	$2	6,770,093	$72	$50,086	$(3,857)	$23,356		$(23,221)	$46,438

Comprehensive loss
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2 (net of tax)							917		—	917
Net loss							(17,663)	$(17,663)		(17,663)
Other comprehensive loss, net of tax
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes								(7,103)	(7,103)	(7,103)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other- than-temporary impairment has been recognized in earnings, net of reclassifications and taxes								3,117	3,117	3,117
Effective portion of change in fair value of cash flow hedges								2,417	2,417	2,417

Total comprehensive loss								$(19,232)

Common shares issued in private offering at $2.00 per share			250,000	2	498					500
Stock compensation expense					165					165
Reverse stock subscriptions					0	3,857				3,857
Conversion of preferred stock to common stock	(85,999)	(1)	343,996		(3,906)					(3,907)

BALANCE, JUNE 30,2009	57,000	$1	7,364,089	$74	$46,843	$(0)	$6,610		$(24,790)	$28,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(17,663)	$(3,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(1,197)	(295)
Depreciation and amortization	1,921	735
Amortization and accretion of premiums and discounts on loans receivable and securities	(280)	(467)
Deferred income taxes	284	(7,990)
Provision for loan losses	12,850	900
Activity in trading account assets	(39)	(1,311)
Loss (gain) on sale of trading securities	(19)	2,651
Gain on sale of available-for-sale securities	(6)	(1,107)
Gain on termination of cash flow swaps	—	(2,338)
Loss on other-than-temporary impairment	6,278	2,482
Gain on real estate owned	243	2,603
Gain on sale of loans	16	—
FHLB stock dividend	—	(346)
Earnings on bank owned life insurance	(284)	(242)
Decrease in accrued interest receivable	86	1,337
Increase in income tax receivable, net of payable	(5,568)	(3,576)
Decrease in prepaid expenses and other assets	5,448	9,634
Stock compensation expense	165	177
Decrease in accounts payable, accrued expenses, and other liabilities	(8,227)	(706)

Net cash used in operating activities	(5,992)	(1,236)

Cash flows from investing activities:
Net (increase) decrease in loans receivable	30,741	(43,432)
Proceeds from sale of loans	14,540	16,133
Proceeds from sales of securities available for sale	829	171,925
Purchases of securities available for sale	—	(162,501)
Principal paydowns on securities available for sale	17,130	29,671
Principal paydowns on securities held to maturity	2	5
Proceeds from sale of real estate acquired through foreclosure	2,983	53
Purchase of premises and equipment	(253)	(1,888)
Proceeds from sale of fixed assets	—	1,100
Redemption (purchase) of FHLB Stock	—	(1,731)

Net cash provided by investing activities	65,972	9,335

Cash flows from financing activities:
Net (decrease) increase in deposits	(15,935)	63,380
Increase (decrease) in securities sold under agreements to repurchase	1,930	(15,630)
Decrease in FHLB advances	(62,403)	(55,000)
Proceeds from exercise of stock options, including tax benefits	—	233
Proceeds from shares issued in private offering	451	4,262
Dividends paid on common stock	—	(1,141)

Net cash used in financing activities	(75,957)	(3,896)

Net increase (decrease) in cash and cash equivalents	(15,977)	4,203
Cash and cash equivalents at beginning of period	27,040	14,433

Cash and cash equivalents at end of period	$11,063	$18,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate seventeen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, three Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $152.6 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, real estate owned, valuation of investment securities and derivatives, valuation allowance for net deferred tax assets, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
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
The allowance is maintained at a level believed by management to be sufficient to absorb estimated probable incurred credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on commercial, consumer, and mortgages loans, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.
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
Adoption of new accounting standards — SFAS 165 “Subsequent Events.” SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 does not significantly change past practice because the guidance is similar to other existing authoritative literature. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued SFAS 165 requires management to disclose the date through which subsequent events have been evaluated and whether that is the date the financial statements were issued. SFAS 165 was effective for interim periods ending after June 15, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 14, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
SFAS 166 “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140.” SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. SFAS 166 clarifies the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Further, SFAS 166 eliminates the concept of guaranteed mortgage securitizations and enhances disclosure requirements. SFAS 166 will be effective January 1, 2010. Management has not completed its evaluation of this standard to determine if it will have a significant impact on the Company’s financial statements.
SFAS 167 “Amendments to FASB Interpretation No. 46(R),” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.
SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this FSP as of March 31, 2009. As a result of implementing the new rule, the amount of OTTI recognized in income in the June 2009 quarter was $4.1 million and $6.3 million year to date. Had the rule not been implemented, the full amount of the unrealized fair value decline in the value of the securities with OTTI of $7.4 million and $11.3 million would have been recognized in income during the June 2009 quarter and year to date. Through the year ended December 31, 2008, the Company recognized a total other-than-temporary impairment charge of $14.0 million for various securities. At adoption of this FSP, the Company reversed $1.5 million (gross of tax) of this impairment charge, representing the non-credit portion, which resulted in a $12.5 million gross impairment charge related to credit at January 1, 2009.
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
As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated, and that qualify as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and that qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133. The Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP in the first quarter. Adoption did not have a material impact on the results of operations or financial position.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities
GNMA securities	$162	$—	$162	$—
Mutual funds	$641	$641	$—	$—
Available for sale securities:
Residential mortgage backed securities	$244,788	$—	$81,289	$163,499
Interest rate swaps	$2,145	$—	$2,145	$—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$744	$575	$169	$—
Available for sale securities	$273,678	$—	$121,609	$152,069
Liabilities:
Interest rate swaps	$10,442	$—	$10,442	$—
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and December 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs
Residential
mortgage-backed
Beginning balance at January 1, 2009	$152,069
Total gains or losses (realized / unrealized)
Recognized in earnings:
Other-than-temporary impairment	(6,278)
Unrealized in other comprehensive income:
Reclassification adjustment for losses recognized in earnings	6,278
Transfers in and / or out of Level 3	29,049
Level 3 fair value adjustment	(17,619)

Ending balance, June 30, 2009	$163,499

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

In accordance with FASB FSP No. FAS 157-3 and FSP No. FAS 157-4, the company measured the fair value of certain available for sale securities with a carrying amount of $163.5 million using significant unobservable inputs due to a lack of an active market. The Company’s methodology utilizes pertinent information derived primarily from the securities trustee remittance reports which then are applied to an internal cash flow model. The significant unobservable inputs include assumptions for discount rate and default rates. These securities are primarily in our residential mortgage backed securities.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$106,096	—	$106,096	—
Real estate owned	$13,057	—	—	$13,057
At June 30, 2009, real estate owned, which are carried at the lower of cost or fair value, were written down to fair value of $13.1 million, resulting in a valuation allowance of $4.8 million. A charge of $484 thousand was included in earnings for the three and six months ended June 30, 2009, respectively.

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$31,508	—	$31,508	—
All securities held do not have a single maturity date. The amortized cost and estimated fair values of securities available for sale are summarized as follows: All of these are residential mortgage backed securities.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2009

Mortgage-backed securities — pass throughs	$45,365	$978	$(58)	46,285
Collateralized mortgage obligations	74,919	3	(7,737)	67,185
Asset-backed securities (underlying securities mortgages)	156,695	348	(26,601)	130,442
Asset-backed securities	1,576	—	(700)	876

	$278,555	$1,329	$(35,096)	$244,788

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$315	$(317)	$50,282
Collateralized mortgage obligations	83,376	—	(6,140)	77,236
Asset-backed securities (underlying securities mortgages)	165,721	748	(21,010)	145,459
Asset-backed securities	1,655	—	(954)	701

	$301,036	$1,063	$(28,421)	$273,678

The fair values and unrealized losses of the securities classified as available for sale or held to maturity with unrealized losses as of June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2009

Mortgage-backed securities — pass throughs	$43,336	$(32)	$1,971	$(26)	$45,307	$(58)
Collateralized mortgage obligations	5,751	(1,096)	61,431	(6,641)	67,182	(7,737)
Asset-backed securities (underlying securities mortgages)	2,627	(345)	127,467	(26,256)	130,094	(26,601)
Asset-backed securities	66	(1)	810	(699)	876	(700)

	$51,780	$(1,474)	$191,679	$(33,622)	$243,459	$(35,096)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2008

Mortgage-backed securities — pass throughs	$38,969	$(109)	$10,998	$(208)	$49,967	$(317)
Collateralized mortgage obligations	55,514	(4,215)	21,722	(1,925)	77,236	(6,140)
Asset-backed securities (underlying securities mortgages)	17,144	(1,504)	127,567	(19,506)	144,711	(21,010)
Asset-backed securities	12	(72)	689	(882)	701	(954)

	$111,639	$(5,900)	$160,976	$(22,521)	$272,615	$(28,421)

Management does not intend to sell the available for sale securities and it is not more likely than not that the entity will be required to sell available for sale securities before recovery to their amortized cost basis.
Our mortgage-backed securities — pass-throughs are issued by U.S. government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of June 30, 2009, there were 14 mortgage-backed securities in an unrealized loss position; of those, 6 have been in an unrealized loss position for twelve months or more. During the second quarter spreads tightened and prices rose on agency mortgage backed securities improving prices significantly. At December 31, 2008, 78 mortgage-backed securities were in an unrealized loss position; of those, 37 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, including liquidity and credit risk, and accordingly, the unrealized losses are not “other-than-temporary impairments
As of June 30, 2009 and December 31, 2008, there were 44 and 37, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 44 securities in an unrealized loss position as of June 30, 2009, 34 have been in an unrealized loss position for over twelve months; and at December 31, 2008, of the 37 securities that were in an unrealized loss position, 12 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments
All of our asset-backed securities are issued by private entities or trusts and, as of June 30, 2009, all but 63 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages with the exception of the securities discussed in the next paragraph.

As of June 30, 2009, there were 89 asset-backed securities that are in an unrealized loss position with 79 securities in an unrealized loss position for twelve months or more. As of December 31, 2008, there were 87 asset-backed securities that were in an unrealized loss position, with 77 securities in an unrealized loss position for twelve months or more. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.”
All securities held do not have a single maturity date. The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	06/30/09			12/31/2008
			Weighted			Weighted
	Amortized		Average	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield	Cost	Fair Value	Yield
Mortgage-backed securities — pass throughs
Due from one to five years	$16	$15	-17.51%	$149	$146	3.17%
Due from five to ten years	2,489	2,588	5.68%	2,853	2,927	5.89%
Due over ten years	42,860	43,682	4.45%	47,282	47,209	4.74%

Total mortgage backed securities — pass throughs (1)	45,365	46,285	4.51%	50,284	50,282	4.80%

Collateralized mortgage obligations
Due over ten years	74,919	67,185	3.91%	83,376	77,236	3.94%

Total collateralized mortgage obligations	74,919	67,185	3.91%	83,376	77,236	3.94%

Asset backed securities (underlying securities mortgages)
Due from one to five years	1,125	1,009	0.86%	1,125	1,001	1.03%
Due over ten years	155,570	129,433	2.07%	164,596	144,458	2.33%

Total asset backed securities	156,695	130,442	2.06%	165,721	145,459	2.32%

Asset backed securities
Due from one to five years	276	265	3.49%	355	47	5.35%
Due over ten years	1,300	611	1.11%	1,300	654	2.52%

Total asset backed securities	1,576	876	1.53%	1,655	701	3.13%

Total	$278,555	$244,788	2.93%	$301,036	$273,678	3.16%

(1)	At June 30, 2009, AFS + HTM portfolio consisted of $9.5 million of Fannie Mae participation certificates, $839 thousand of Freddie Mac participation certificates and $35.9 million of Ginnie Mae participation certificates.
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
Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$11,063	$11,063	$27,040	$27,040
Securities, held to maturity	34	36	37	38
Loans held for sale	8,811	8,811	—	—
Loans receivable, net, including impaired loans	722,876	746,453	798,325	834,633
FHLB stock	11,501	n/a	11,501	n/a
Accrued interest receivable	3,811	3,811	3,897	3,897
Liabilities:
Demand deposits	220,368	220,368	223,411	223,411
Certificates of deposit	663,291	666,735	676,183	680,331
FHLB advances	127,597	128,669	190,000	191,538
Securities sold under repurchase agreements	21,429	22,640	19,499	19,997
Subordinated debt	25,774	8,505	25,774	8,505
Accrued interest payable	4,824	4,824	1,158	1,158
Loans — The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated primarily by using the value of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans had a carrying amount of $106.1 million, with a valuation allowance of $8.4 million.
3. REAL ESTATE OWNED
Real estate owned is summarized as follows:

	June 30,	December 31,
	2009	2008
Beginning balance real estate owned	$7,449	$—
Transfer of loans to real estate owned	9,635	12,756
Sale proceeds	(2,985)	—
Net gain from sale of OREO	245	—
Loan to facilitate sale of REO	—	(750)
REO sold on contract	(803)	—
Other reductions	—	(149)
Provision for real estate owned	(484)	(4,408)

Ending balance real estate owned	$13,057	$7,449

Changes in the valuation allowance for losses on other real estate owned were as follows:

	June 30,	December 31,
	2009	2008
Beginning valuation on real estate owned	$4,408	$—
Provision charged to operations	—	4,408
Amounts related to properties disposed	(101)	—
Amounts related to properties (not disposed of)	484	—

Ending valuation on real estate owned	$4,791	$4,408

4. EARNINGS (LOSS) PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
(net income/(loss) amounts in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(15,580)			$(17,663)
Preferred Dividends	—			—

Basic EPS	(15,580)	7,212,882	$(2.16)	(17,663)	6,995,473	$(2.52)
Effect of dilutive stock options		—	—	—	—	—

Diluted EPS	$(15,580)	7,212,882	$(2.16)	$(17,663)	6,995,473	$(2.52)

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(131)			$(3,377)
Preferred Dividends	—			—

Basic EPS	(131)	6,131,243	$(0.02)	(3,377)	5,860,739	$(0.58)
Effect of dilutive stock options		—	—	—	—	—

Diluted EPS	$(131)	6,131,243	$(0.02)	$(3,377)	5,860,739	$(0.58)

Anti-dilutive options totaling 937,615 and 771,515 for quarter ended June 30, 2009 and 2008, respectively, are excluded from the calculation of earnings per share.
5. OTHER-THAN-TEMPORARY IMPAIRMENT
At June 30, 2009 our asset-backed securities and collateralized mortgage backed securities had unrealized losses aggregating $33.8 million. Management reviews all securities with unrealized losses for impairment on a quarterly basis. For those with severe price declines, ratings downgrades or other indications of impairment, management stress-tests the cash flows for various delinquency, foreclosure, and recovery rate scenarios on the underlying loans, in order to determine the likelihood of receiving all scheduled interest and principal on these securities. If, as a result of that analysis, it is determined that management will not receive all scheduled interest and principal, management recognizes other-than-temporary impairment. As part of management’s quarterly evaluation, it was determined that 15 available for sale securities with an amortized cost of $26.8 million were deemed other than temporarily impaired. As such, these securities were written down by $4.1 million to fair value through earnings in the June 30, 2009 quarter. The liquidity portion of the unrealized loss represents the difference in the present values of the expected cash flows at the contractual payment rate and at the ten year average BB high yield bond spread to the LIBOR/Swap yield curve. For securities where no other-than-temporary impairment was noted, management’s evaluation of the cash flows resulted in a conclusion that the scheduled cash flows would be realized and therefore no other-than-temporary impairment was recognized.

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
The following is a table that discloses the amount related to credit losses recognized in earnings for the six month period ended June 30, 2009 and a rollforward of credit and non-credit losses.

Other-than-
temporary Loss
as Reported in
Earnings
Beginning balance of credit losses at January 1, 2009	$13,977
Current period credit losses	6,278
Current period illiquid market losses	—
Previously recognized other-than-temporary loss related to liquidity losses	(1,467)

Ending balance of credit and liquidity losses at June 30, 2009	$18,788

6. LOANS HELD FOR SALE
During the second quarter, management entered into a purchase agreement to sell to Chino Commercial Bank, 6 loans, or $4.2 million of multi-family and commercial real estate mortgage loans and to sell to Ojai Community Bank, 6 loans, or $4.6 million of multi-family and commercial real estate loans. These loans are being sold at book value and as a result there is no gain or loss on the transaction.
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
As of June 30, 2009, the Company had three interest rate swaps with an aggregate notional amount of $60.0 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash outflows associated with overnight FHLB borrowings and other short term liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2009 and 2008, the Company recognized a gain of $24 thousand and $2 thousand, respectively, for hedge ineffectiveness attributable to a mismatch in the reset frequency between the index on the swap and the index on the hedged overnight borrowings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense, as applicable, as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that $4.8 million will be reclassified as an increase to interest expense, which includes the amortization of a portion of the loss related to the swaps terminated in the first quarter of 2009. During the first quarter the Company terminated $143 million of swaps resulting in a pre-tax loss of $9.8 million, which will be amortized to income over approximately 2 years.
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended June 30, 2009 and 2008.

Amount of Gain or (Loss)
				Amount of Gain or (Loss)		Location of Gain or (Loss)	Recognized In Income on
	Amount of Gain or (Loss)		Location of Gain or (Loss)	Reclassified from		Recognized In Income on	Derivative (Ineffective
	Recognized in OCI on		Reclassified from	Accumulated		Derivative (Ineffective	Portion and Amount
Derivatives In Statement	Derivative		Accumulated OCI Into	OCI Into Income		Portion and Amount	Excluded from
133 Cash flow Hedging	(Effective Portion)		Income	(Effective Portion)		Excluded From Effectiveness	Effectiveness Testing)
Relationships	6/30/2009	6/30/2008	(Effective Portion)	6/30/2009	6/30/2008	Testing)	6/30/2009	6/30/2008
Interest Rate Products	$2,655	$3,362	Interest Income	$(1,226)	$—	Other non-interest expense	$24	$2

	$2,655	$3,362		$(1,226)	$—		$24	$2

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the six months ended June 30, 2009 and 2008

Amount of Gain or (Loss)
					Amount of Gain or (Loss)		Location of Gain or (Loss)	Recognized In Income on
	Amount of Gain or (Loss)			Location of Gain or (Loss)	Reclassified from		Recognized In Income on	Derivative (Ineffective
	Recognized in OCI on			Reclassified from	Accumulated		Derivative (Ineffective	Portion and Amount
Derivatives In Statement		Derivative		Accumulated OCI Into	OCI Into Income		Portion and Amount	Excluded from
133 Cash flow Hedging	(Effective Portion)			Income	(Effective Portion)		Excluded From Effectiveness	Effectiveness Testing)
Relationships	6/30/2009	6/30/2008		(Effective Portion)	6/30/2009	6/30/2008	Testing)	6/30/2009	6/30/2008

Interest Rate Products	$2,417		$(2,926)	Interest Income	$(1,170)	$—	Other non-interest expense	$—	$(3)

	$2,417		$(2,926)		$(1,170)	$—		$—	$(3)

     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 and December 31, 2008.

		Asset Derivatives			Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
	Balance sheet		Balance sheet		Balance sheet		Balance sheet
	location	Fair Value	location	Fair Value	location	Fair Value	location	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest Rate Products	Other Assets	$2,145	Other Assets	—	Other Liabilities	—	Other Liabilities	$(10,442)

Total derivatives designated as hedging instruments under SFAS 133		$2,145		—		—		$(10,442)

8. AGREEMENT WITH THE OFFICE OF THRIFT SUPERVISION (OTS)
Our agreement with the Office of Thrift Supervision, as previously disclosed in the annual 10-K filing with the Securities and Exchange Commission, has the following update:
The requirements of this agreement are as follows: Los Padres Bank will maintain a Tier I (Core) Capital Ratio of 6% and a Total Risk-based Capital Ratio of 11% by June 30, 2009 and a Tier I (Core) Capital Ratio of 7% and a Total Risk-based Capital Ratio of 12% by September 30, 2009. As of June 30, 2009, Los Padres Bank’s Tier 1 Core Capital ratio was 6.46% and its Total Risk Based Capital Ratio was 7.67%. At June 30, 2009, Los Padres Bank fell below the minimum capital to be considered adequately capitalized under Federal regulation, whereby the OTS and FDIC can impose further restrictions on business activities and more stringent timelines to meet the agreed-upon capital requirements to return the Bank to an adequately capitalized position as defined by regulation.
9. SUBSEQUENT EVENT
HWFG reached a definitive agreement on July 31, 2009, to sell $94 million in loans, all $93 million of its deposits, and two owned and one leased banking centers of its Harrington Bank of Kansas division for a premium of $4.1 million to the Arvest Bank, an Arkansas-chartered commercial bank with offices in Arkansas, Oklahoma, Missouri and Kansas and over $10.7 billion of consolidated assets at June 30, 2009. The premium remains fixed at $4.1 million, unless deposits and loans should fall below $75 million, in which case the premium paid by Arvest will be adjusted. This definitive agreement did not include the purchase of any Harrington Wealth Management assets managed in the Kansas City market. This purchase of assets and assumption of deposits and other liabilities is subject to prior regulatory approval and expected to close in the December 2009 quarter. The divestiture will allow HWFG to boost Los Padres Bank’s capital ratios and focus strategically on its western markets of the Central Coast of California and the Phoenix, Arizona metro. No investment bank fees were incurred by HWFG with respect to the transaction with Arvest Bank.

10. Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes”, HWFG uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. The realization of net deferred tax assets depends upon generating sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. If management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce net deferred tax assets.
In the quarter ended June 30, 2009, management considered all evidence currently available, both positive and negative, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions and has determined that a valuation allowance should be recorded. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods; the unrealized loss on the securities portfolio recovering as principal repayments are made; the potential to carry-back losses in 2008 and 2009, to taxable income in 2006 and 2007; the gain to be recognized on the sale of the Kansas branch locations; our ability to hold available for sale securities in light of the current economic environment; projected future taxable income in the upcoming quarter and various other tax planning strategies that we can implement, if needed, to realize a portion of the deferred tax asset. Negative evidence includes the cumulative losses in the current year and the immediate preceding fiscal year; the downward economic and business trends over the 2008 and 2009 reporting periods; the company’s consecutive losses over the last six quarters; the volatility of earnings in the current economic conditions relative to additions to its provisions for loan losses and other than temporary impairments; and the fact that this was the first quarter in which the company crossed the threshold of have a cumulative net loss over a three year period.
Based upon these factors the company has established a net deferred tax asset valuation allowance of $6.5 million for the quarter ended June 30, 2009. On a quarterly basis, the company will determine whether a valuation allowance is necessary and whether the allowance should be adjusted based on available evidence.
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
Product Line Diversification
We have broadened our product lines over the last 10 years to diversify our revenue sources and to become a full service community banking company. In 1999, we added Harrington Wealth Management Company, a federally registered trust and investment management company, to provide our customers a consultative and customized investment process for their trust and investment funds. In 2000, we added a full line of commercial banking and deposit products for small to medium sized businesses and expanded our consumer lending lines to provide Home Equity Lines of Credit. In 2001, we added internet banking and bill pay services to augment our in-branch services and consultation. In 2002, we further expanded our mortgage banking and brokerage activities in all of our markets. In 2004, we added the Overdraft Privilege Program and Uvest. Uvest expanded Harrington Wealth Management’s services to include brokerage and insurance products. In 2008, with emphasis on core deposit development, HWFG introduced the successful Power-Up account and Remote Deposit Capture. Late in the June 2009 quarter, HWFG introduced a “Peace of Mind” CD that allows for a one-time increase in the interest rate of the CD, based on Los Padres Bank’s offering rate at that time.
Investment Management
We utilize excess capital in short duration, and have an investment portfolio comprised largely of mortgages and related securities. Our goal is to produce a pre-tax return on these investments of .75% to 1.00% over the related funding cost. We believe our ability to price loans and investments on an option-adjusted spread basis and manage the interest rate risk of longer term, fixed rate loans, allow us to compete effectively against other institutions that do not offer these products. Given the extreme dislocations in the credit markets in the current environment and our goals to build capital levels, we will selectively reduce the investment portfolio through expected principal reductions and prepayments and possible sales of securities.
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

Long-term Profitability Drivers
The factors that we expect to drive our profitability in the long-term are as follows:
1.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.
2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction, construction-to-permanent loan lending and selected consumer lending activities such as home equity line of credit loans, commensurate with our credit policy and the economic environment.
3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.
4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we have utilized excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2004, the investment portfolio’s performance exceeded our goals and contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. From 2005 to 2006 the investment portfolio underperformed our goal but still earned a total return in excess of one-month LIBOR. In 2007, 2008 and the first half of 2009, the investment portfolio significantly underperformed our goal as a result of the severe credit market dislocations. Given the capital requirements in the supervisory agreement with the OTS of 12% risk based and 7% tangible capital ratios, we plan to allow the investment portfolio to decline through principal reduction of approximately $40.0 to $50.0 million per year to build capital ratios. We expect to manage the investment portfolio on a more traditional basis for liquidity and management of interest rate risk after our capital ratio goals are met.
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
Strategic Response to the Current Operating Environment, Housing Downturn, and Economic Recession
Although our long-term strategies remain intact as previously described, given the severe economic and housing recession and its effect on our 2008 and 2009 financial performance, we have implemented a near-term plan to manage through this environment and address our recent Supervisory Agreement.
We have the following expectations over the next two years:
1.	The economy will remain in a major recession throughout most of 2009 with some improvement in the latter quarters. Housing prices will continue to be under pressure until mid to late 2009 and then start to stabilize with a very slow climb.
2.	A major fiscal stimulus bill and foreclosure reduction program has been enacted. We expect additional stimulus programs will be implemented in 2009, especially if the housing market or employment rates do not improve.

3.	The Federal Reserve will continue to aggressively use non-monetary policy tools to keep interest and mortgage rates low and improve credit spreads by aggressively buying fixed income and mortgage assets in order to stimulate buying in the housing market.
4.	The Treasury will continue to allocate more TARP funds to banks from its troubled asset repurchase program.
5.	Combined actions will pull the US into a more normal growth environment by mid 2010. Credit spreads and credit availability will improve moderately over the 2009 to 2010 period.
6.	Our Kansas and central California markets will be more insulated from the housing recession and job losses but still highly affected, with Arizona having higher real estate price depreciation on a median basis. Arizona, however, will have a faster recovery due to its desirable weather pattern and the strong immigration due to demographic trends and job availability (higher retirement and more migration from higher cost and colder weather states).
HWFG’s Response
The very weak housing market, emanating from the burst of the housing bubble and created by the easy credit of the sub-prime lending period, has transitioned into a credit crisis. The consumer remains financially stressed with falling home equity, lower common stock values, and a recessionary economy with growing job losses. This situation has resulted in negative effects to HWFG’s asset quality from falling real estate values and lower cash flow to borrowers to service their debts. HWFG’s earnings have been impacted by a larger requirement for loan loss reserves and write-downs on loans, mortgage securities, and REO due to falling real estate prices (appraisals) and securities values. Although HWFG purchased highly-rated mortgage related securities (nearly all originally A rated or higher) based on conservative loss assumptions at the time, the loss assumptions used by the rating agencies have proved erroneous, and a crisis of confidence for fixed income buyers has resulted, leading to many mortgage markets becoming highly illiquid. Not even the most pessimistic forecasters envisioned the financial crisis that unfolded in late 2007 and 2008 from the excesses of the period from 2003 to 2006.
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
Los Padres Bank is subject to more stringent capital standards because of a Supervisory Agreement with the Office of Thrift Supervision and has agreed to maintain a Tier I (Core) Capital Ratio of 6% and a Total Risk-based Capital Ratio of 11% by June 30, 2009 and Tier I (Core) Capital Ratio of 7% and a Total Risk-based Capital Ratio of 12% by September 30, 2009. To meet 7% core tangible and 12% risk-based capital ratios in the short term, HWFG will pursue two primary strategies as it seeks to minimize shareholder dilution: (1) reduce assets through more strategic market divestitures, principal reductions on loans and securities, loan participations, loan growth origination controls, and other alternatives as necessary, and (2) selective equity capital offerings.
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

We raised $12.3 million of private equity capital over the last 18 months ending June 30, 2009. We are committed to raising additional equity capital through private channels with an emphasis on minimal dilution to our shareholders. HWFG’s asset quality, although deteriorating due to the economic and housing climate, remains near the median bank as measured by non performing loans to total loans by the FDIC. We have written down our weaker private mortgage securities in 2008 and 2009, and although more write-downs are possible, we believe we have isolated the weak securities to a group with $42.4 million of book value that have been written-down $20.3 million, where further loss potential exists. In the March 2009 quarter, HWFG implemented FAS 115-2 which allows for the credit component of the impairment to be recorded in earnings, while the liquidity component of the fair value loss remains in equity. As a result of this new pronouncement, we expect OTTI write-downs to be somewhat less in the future than they otherwise would have been. We believe HWFG remains an attractive community banking franchise for private investors and the Treasury at HWFG’s recent equity sales prices and book value.
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
3.	Manage and Improve Liquidity of the Bank
We will continue to build the liquidity of the Bank through the following tactics:
a.	Leverage our intensive sales, marketing and service program that emphasizes the building of core deposits at a lower cost. We have experienced favorable progress in this with growth in deposits, after losing about 3% of our deposits in the September to December 2008 quarters as the crisis of confidence in the banking industry became elevated. The higher deposit insurance levels enacted in 2008 and the reduced amount of high rate paying institutions in our markets starved for liquidity have improved the situation.

b.	Efficiently pledge all mortgage and other eligible collateral to the FHLB and FRB to increase borrowing capacity to maximum levels.

c.	Eliminate brokered deposits over time as the core franchise continues to build.

d.	Seek to maintain excess borrowing capacity between $75 and $100 million.
4.	Improve Net Interest Margins and Fee Income
a.	Re-price loan renewals to the current higher spread environment while adding floors or maintaining floor rates on floating rate loans. Continue to hedge fixed rate risk.

b.	Reduce NPA’s to the extent possible to increase interest income.

c.	Re-price lower our core deposits to improve margins as the high rate paying competition diminishes.

d.	Expand our deposit fee income sources, HWMC fees, and explore new fee income programs.
5.	Continue to Manage our Banking Risks to a Low Level
a.	Interest rate risk through our rigorous assessment and applied hedging process.

b.	Operational risk through our policies, procedures and related controls.

c.	Liquidity Risk through our core deposit development and back up liquidity plans.

d.	Credit Risk though our underwriting and problem asset resolution process.
6.	Control Operating Costs
We have curtailed our growth of new banking centers until the environment improves, have eliminated redundant or under-utilized personnel positions, have cut/eliminated incentive compensation, and have tried to control the ongoing cost of operations through programs aimed at eliminating waste. Problem loan and REO expense has risen due to the current environment offsetting much of these cost reduction programs. We expect problem loan expense will remain historically high into 2010. Also, FDIC insurance and other insurance premiums have increased markedly, offsetting our controllable cost cutting measures.
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
Results of Operations
The Company reported a net loss of $15.6 million or $2.16 per diluted share compared with a net loss of $131 thousand or 2 cents per diluted share in the June 2008 quarter. For the six months ending June 30, 2009, HWFG incurred a net loss of $17.7 million or $2.52 per diluted share compared to a $3.4 million loss or 58 cents per diluted share in the same period a year ago.
The net loss for the June 2009 quarter was comprised of the following components:
$927 thousand of after-tax core banking income, defined as net interest income plus banking fee and other income minus operating expenses. On a pre-tax basis, core income nearly tripled from the March 2009 quarter, excluding a one-time FDIC special assessment of $560 thousand.
$7.1 million of after-tax, non cash provisions for loan losses and write-downs of real estate owned (REO). Given the deteriorating economy and housing markets, recent appraisals of classified loans, the results of a safety and soundness exam completed June 30, 2009, HWFG added $11.1 million to its general and specific allowances for loan losses.
$2.6 million of after-tax, non cash other-than-temporary-impairment on $26.8 million book value of residential mortgage backed securities (RMBS) as the delinquency and loss rates in these securities indicate that all principal and interest cannot be returned.
$350 thousand after-tax expense for the special FDIC assessment charge to banks, equaling .05% of total assets on June 30, 2009.
$6.5 million partial valuation allowance on total net tax assets of $28.6 million. In conducting its regular quarterly evaluation of deferred tax assets, the Company recorded a partial valuation allowance at June 30, 2009 based primarily upon the existence of HWFG’s three-year cumulative loss. In determining the amount of the valuation allowance, HWFG considered that the unrealized loss on the securities portfolio will recover as principal repayments are made. In addition, the Company also evaluated various tax planning strategies and the ability to carry-back a portion of the losses to prior years when taxes were paid. Although HWFG’s current financial forecasts indicate sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position at June 30, 2009. The valuation allowance increased tax expense for the quarter ended June 30, 2009 and similarly reduced tangible book value but does not have an effect on the Company’s cash flows.
Net interest margin was 2.59% in the June 2009 quarter compared to 2.05% in the March 2009 quarter and 2.37% in the June 2008 quarter. The improvement in net interest margin on a sequential and comparative quarter basis is attributed to the reduction in deposit cost from the substantial downward re-pricing of deposit rates in the June 2009 quarter and the widening of margins and the addition of floor rates on loan renewals. This improvement was somewhat offset by a higher level of non-performing loans and REO. For the first 6 months of 2009, net interest income and margin was $12.9 million and 2.31% compared to $15.0 million and 2.48%, respectively, during the same period in 2008. The reduction in net interest income and margin in the comparable six month periods is due to a lag in the re-pricing of deposits relative to HWFG’s prime and LIBOR based loans, whose rates declined significantly in late 2008 and early 2009 as the Federal Reserve aggressively reduced the Fed Funds rate to address the deep economic recession. Also, the rise in non-performing loans affected the interest income earned.
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

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$766,811	$11,794	6.16%	$805,870	$13,671	6.80%
FHLB stock	11,501	—	0.00%	14,236	210	5.93%
Securities and trading account assets (2)	288,773	2,071	2.87%	386,999	4,529	4.68%
Cash and cash equivalents (3)	5,473	5	0.37%	20,221	47	0.93%

Total interest earning assets	1,072,558	13,870	5.18%	1,227,326	18,457	6.02%

Non-interest-earning assets	64,689			37,208

Total assets	$1,137,247			$1,264,534

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$164,055	$454	1.11%	$164,232	$1,042	2.55%
Passbook accounts and certificates of deposit	690,351	4,262	2.48%	686,836	6,787	3.97%

Total deposits	854,406	4,716	2.21%	851,068	7,829	3.70%

FHLB advances (4)	141,302	1,845	5.24%	245,013	2,710	4.45%
Reverse repurchase agreements	21,299	149	2.77%	41,614	311	2.96%
Other borrowings (5)	25,774	234	3.59%	25,774	345	5.30%

Total interest-bearing liabilities	1,042,781	6,944	2.66%	1,163,469	11,195	3.85%

Non-interest-bearing deposits	45,704			43,961
Non-interest-bearing liabilities	5,114			11,601

Total liabilities	1,093,599			1,219,031
Stockholders’ equity	43,648			45,503

Total liabilities and stockholders’ equity	$1,137,247			$1,264,534

Net interest-earning assets (liabilities)	$29,777			$63,857

Net interest income/interest rate spread		$6,926	2.52%		$7,262	2.17%

Net interest margin			2.59%			2.37%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.86%			105.49%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$783,811	$23,995	6.13%	$797,473	$27,871	7.00%
FHLB stock	11,501	—	0.00%	13,356	375	5.65%
Securities and trading account assets (2)	293,604	4,326	2.95%	377,308	9,654	5.12%
Cash and cash equivalents (3)	24,398	20	0.17%	18,991	122	1.29%

Total interest earning assets	1,113,314	28,341	5.10%	1,207,128	38,022	6.31%

Non-interest-earning assets	61,536			38,601

Total assets	$1,174,850			$1,245,729

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$165,028	$1,134	1.39%	$145,089	$1,870	2.59%
Passbook accounts and certificates of deposit	711,930	9,974	2.83%	686,328	14,442	4.23%

Total deposits	876,958	11,108	2.55%	831,417	16,312	3.95%

FHLB advances (4)	154,428	3,552	4.64%	239,935	5,257	4.41%
Reverse repurchase agreements	20,368	294	2.87%	45,975	699	3.01%
Other borrowings (5)	25,774	482	3.72%	25,774	778	5.97%

Total interest-bearing liabilities	1,077,528	15,436	2.88%	1,143,101	23,046	4.04%

Non-interest-bearing deposits	43,137			44,706
Non-interest-bearing liabilities	9,603			11,968

Total liabilities	1,130,268			1,199,775
Stockholders’ equity	44,582			45,954

Total liabilities and stockholders’ equity	$1,174,850			$1,245,729

Net interest-earning assets (liabilities)	$35,786			$64,027

Net interest income/interest rate spread		$12,905	2.22%		$14,976	2.27%

Net interest margin			2.31%			2.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.32%			105.60%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115 adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized
The Company reported interest income of $13.9 million for the three months ended June 30, 2009 compared to $18.5 million for the three months ended June 30, 2008, a decrease of $4.6 million or 24.9%. The Company reported interest income of $28.3 million for the six months ended June 30, 2009 compared to $38.0 million for the six months ended June 30, 2008, a decrease of $9.7 million or 25.5%. The decrease during the periods was due primarily to a declining yield on loans and securities, which was a reflection of declining market rates.
The Company reported total interest expense of $6.9 million for the three months ended June 30, 2009, compared to $11.2 million for the three months ended June 30, 2008, a decrease of $4.3 million or 38.4%. The Company reported total interest expense of $15.4 million for the six months ended June 30, 2009, compared to $23.0 million for the six months ended June 30, 2008, a decrease of $7.6 million or 33.0%. The decrease in interest expense during the period was attributable to a reduced cost of funds on FHLB advances and deposits.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$11,409	$6,945	$11,449	$6,446

Charge-offs:
Real estate loans:
Commercial	(4,933)	(306)	(6,705)	(306)
Consumer and other loans	(175)	(217)	(206)	(218)

Total charge-offs	(5,108)	(523)	(6,911)	(524)

Recoveries	0	25	13	25

Net charge-offs	(5,108)	(498)	(6,898)	(499)

Remaining provision for losses on loans	11,100	400	12,850	900

Balance at end of period	$17,401	$6,847	$17,401	$6,847

Allowance for loan losses as a percent of total loans (including loans held for sale) outstanding at the end of the period	2.32%	0.85%	2.32%	0.84%
Ratio of net charge-offs to average loans outstanding during the period	0.67%	0.06%	0.88%	0.06%
The provision reflects the reserves management believes are required based upon, among other things, the Company’s analysis of the composition, credit quality, growth or reduction of its single-family real estate and construction loans and commercial and industrial and other segments of the loan portfolios. Our allowance for loan losses has three components: (i) an allocated allowance for specifically identified problem loans, (ii) a formula allowance for non-homogenous loans, and (iii) a formula allowance for large groups of smaller balance homogenous loans. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the losses incurred in the future; however, since this history is updated with the most recent loss information, the differences that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses.
Non-performing loans and REO were $37.5 million at June 30, 2009 compared with $29.6 million at March 31, 2009 and $11.0 million at June 30, 2008. At June 30, 2009, non-performing loans and REO were 4.92% of total loans and REO, which is near the median for all FDIC insured institutions. Loans that demonstrate some primary weakness, such as land and development and construction loans that are not meeting the lot and home sales forecasts of the original appraisals but are paying as agreed, must be reserved to current appraised values less disposal and holding costs. Although HWFG believes these loans have the potential to earn all principal and interest as the economy and real estate markets improve, HWFG’s approach to establishing reserves based on regulatory and accounting guidance has resulted in significant non-cash charges for specific and general reserves for loan losses
Total banking fee and other income was $1.2 million in the June 2009 quarter compared to $935 thousand in the June 2008 quarter, an increase of $244 thousand or $26.1%. Total banking fee and other income was $2.1 million in the first six months of 2009 compared to $2.0 million in the first six months of the 2008 quarter. The increase in the periods is primarily due to an increase in deposit, other retail banking fees, other fee income and an increase in cash surrender value of bank owned life insurance due to a lower interest crediting rate. The following schedule shows the comparisons of income sources:

	Banking Fee & Other Income
	(Dollars in thousands)

	June	June		June	June	Annual
	2009	2008	%	2009	2008	%
	Quarter	Quarter	Change	YTD	YTD	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$199	$188	5.9%	$288	$335	(14.0)%
Deposit, Other Retail Banking Fees & Other Fee Income	587	442	32.8%	1,134	882	28.6%

Harrington Wealth Management Fees	193	256	(24.6)%	381	509	(25.1)%
Increase in Cash Surrender Value of Life Insurance, net	200	49	308.2%	284	242	17.4%

Total Banking Fee & Other Income	$1,179	$935	26.1%	$2,087	$1,968	6.0%

HWFG’s operating expenses were $7.2 million in the June quarter, which included $0.6 million for the special FDIC assessment, compared with $6.3 million in the March 2009 quarter and $6.1 million in the June 2008 quarter. For the first six months of 2009, operating expenses were $13.5 million compared with $12.2 million in the same period of 2008. Although HWFG has reduced compensation and benefit expenses, eliminated discretionary incentive compensation, and reduced marketing expense; regular and special FDIC insurance expense, other insurance expense, and REO and problem loan expenses have increased markedly in the current environment, causing the increase to total operating expenses for the quarter.
HWFG Operating Expenses by Category

	Quarter Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Salaries and employee benefits	$3,345	$3,261	$6,687	$6,797
Premises and equipment	976	1,023	1,983	2,016
FDIC Insurance Premium	988	165	1,205	293
Insurance premiums	73	62	130	146
Marketing	68	143	144	239
Computer services	260	290	511	546
Professional fees	204	170	408	305
REO Expense	423	119	654	126
Office expenses and supplies	170	218	346	427
Other (1)	675	633	1,457	1,299

Total other expenses	$7,182	$6,084	$13,525	$12,194

(1)	Consists primarily of regulatory fees, and other miscellaneous expenses.
Financial Condition
HWFG’s financial results continue to be negatively affected by the very weak housing market, the economic recession, and the credit crisis, putting considerable financial stress on borrowers. As primary weaknesses develop in loans, the underlying collateral must be reappraised to determine any impairment, and if any, specific reserves must be established based on the new appraisals. Furthermore, a $42.4 million book value segment of the RMBS portfolio (written down $20.3 million over the last 8 quarters) has demonstrated delinquencies on the underlying loans and losses on the disposal of REO that indicate that the principal and scheduled interest can not be returned. HWFG’s non-performing loans and REO remain near the median level for all FDIC insured institutions, and HWFG is focused on working-out problem assets and loans and returning to profitability.

Securities and Investment Activities
The Company manages the securities portfolio in an effort to enhance income, improve liquidity, and meet the qualified Thrift Lender test.
The total investment portfolio was $245.6 million at June 30, 2009 compared with $259.8 million at March 31, 2009 and $274.5.0 million at December 31, 2008. The investment portfolio continues to pay-down at the rate of approximately $10 million per quarter. In the June 2009 quarter, $12.7 million book value of the RMBS portfolio were downgraded from investment grade to below investment grade, resulting in $90.2 million book value of the investment portfolio being below investment grade at June 30, 2009. At the end of the June 2009 quarter, the OTS required all thrift institutions to adopt the direct credit substitute method for determining the risk based capital required for securities rated BB or below. This method requires the institution to risk weight all the underlying loans in the securitization that the security supports based on the position of the institution’s security in the securitization. This treatment can result in below BB rated subordinate tranches receiving up to a 1250% risk weight. HWFG adopted the OTS capital guidance in the June 2009 quarter. As previously stated, a group of $26.8 million book value of securities were deemed to be OTTI and written down $4.1 million in the quarter. HWFG has identified the weak securities to be a group of $42.4 million at book value, which over the last 8 quarters have been written down $20.3 million. HWFG maintains that the remaining book value of $236.2 million of securities with a fair value loss of $26.3 million or $2.23 per share after tax at June 30, 2009 are expected to return scheduled principal and interest.
The amortized cost and market values of available-for-sale securities are as follows:

	Amortized
	Cost	Fair Value
June 30, 2009

Agency MBS	$45,365	$46,285
Non-agency mortgage securities	75,018	67,573
Subprime mortgage securities	154,792	128,380
Other securities	3,380	2,550

	$278,555	$244,788

	Amortized
	Cost	Fair Value
December 31, 2008

Agency MBS	$50,284	$50,282
Non-agency mortgage securities	82,878	76,522
Subprime mortgage securities	164,148	144,274
Other securities	3,726	2,600

	$301,036	$273,678

Over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2001-2007 time period. As of June 30, 2009, the Company held $73.6 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” rated by at least one of three recognized rating agencies. However, 53.9% of the fair value or 51.6% based on amortized cost of the portfolio remained “AA” rated or higher by all nationally recognized rating agencies rating the securities.

As of June 30, 2009, the composition of the Company’s available-for-sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value
June 30, 2009

Agency	$45,365	$46,285
AAA	23,034	21,971
AA	75,368	63,614
A	15,665	13,164
BBB	28,893	26,183
Below investment grade	90,230	73,571

	$278,555	$244,788

	Amortized
	Cost	Fair Value
December 31, 2008

Agency	$50,284	$50,282
AAA	49,418	45,779
AA	91,981	80,038
A	55,412	49,840
BBB	25,016	21,888
Below investment grade	30,714	26,988

	$302,825	$274,815

HWFG is not a program originator of sub-prime loans but has invested in investment grade sub-prime securities, which had original ratings predominantly above “AA”, in a portion of its investment portfolio when the Company’s analysis indicated the spreads and return potential of these securities was high relative to the underlying risk. HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities. HWFG has not invested in collateralized debt obligations (CDO’s) and does not anticipate doing so. As of June 30, 2009, the composition of the Company’s available-for-sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value
June 30, 2009

Mortgage-backed securities — pass throughs	$45,365	46,285
Collateralized mortgage obligations	74,919	67,185
Asset-backed securities (underlying securities mortgages)	156,695	130,442
Asset-backed securities	1,576	876

	$278,555	$244,788

	Amortized
	Cost	Fair Value
December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$50,282
Collateralized mortgage obligations	83,376	77,236
Asset-backed securities (underlying securities mortgages)	165,721	145,459
Asset-backed securities	1,655	701

	$301,036	$273,678

HWFG monitors its investments on an on-going basis and, at least quarterly, performs an analysis on certain of its investments in order to ascertain whether any decline in market value is other-than-temporary. In the quarter ended June 30, 2009, the results of this analysis indicated that a portion of the decline in market value of fifteen securities, with a book value of $26.8 million, was other-than-temporary, and, as a result, the affected securities were written down by $4.1 million on a pre-tax basis.
Loans
The Company’s primary focus with respect to its lending operations has historically been the direct origination of single-family and multi-family residential, commercial real estate, business, and consumer loans. As part of its strategic plan to diversify its loan portfolio, the Company, starting in 2000, increased its emphasis on loans secured by commercial real estate, industrial loans and consumer loans. Recently, in the harsh economic environment and real estate markets, HWFG has been reducing higher risk-weighted loans to build capital levels.
Net loans were $731.7 million at June 30, 2009 compared to $788.3 million at March 31, 2009 and $802.5 million at June 30, 2008. A primary strategy to build HWFG’s capital ratios to meet the agreed upon requirements with the OTS has been to reduce high risk-weighted loans through the maturity or non renewal of selected loans and loan sales. In the June 2009 quarter, HWFG reduced total gross loans by $50.7 million through $14.5 million in sales of single family, commercial real estate and multi-family mortgage loans, $4.0 million of transfers to REO and the maturity and payoff of $32.2 million of loans. HWFG will continue its strategy to reduce higher risk weighted loans until it meets the required capital ratios through its combined capital augmentation strategies, and at that time, it will return to the controlled growth of the loan portfolio in its western markets.

	HWFG Net Loan Growth and Mix (Dollars in millions)
	June 30, 2009		December 31, 2008		June 30, 2008
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$260.6	34.6%	$260.9	32.2%	$269.6	33.2%
Multi-family Real Estate	70.2	9.3%	85.2	10.4%	90.3	11.1%
Construction (1)	95.8	12.8%	125.7	15.4%	139.6	17.2%
Single-family Real Estate	143.4	19.1%	139.3	17.2%	119.0	14.7%
Commercial and Industrial Loans	99.6	13.4%	118.9	14.7%	118.2	14.6%
Unimproved Land	48.8	6.5%	48.5	6.0%	45.5	5.6%
Consumer Loans	30.2	4.0%	29.8	3.7%	26.0	3.2%
Other Loans (2)	1.9	0.3%	3.1	0.4%	3.2	0.4%

Total Gross Loans	750.5	100.0%	811.4	100.0%	811.4	100.0%
Allowance for loan loss	(17.4)		(11.4)		(6.8)
Deferred fees	(1.0)		(1.2)		(1.6)
Discounts/Premiums	(0.4)		(0.5)		(0.5)

Net Loans Receivable	$731.7		$798.3		$802.5

(1)	Includes loans secured by residential, land and commercial properties. At June 30, 2009 we had $21.4 million of construction loans secured by single-family residential properties, $53.4 million secured by commercial properties, $20.1 million for land development and $982 thousand secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.
In the quarter, HWFG added $9.4 million to its specific reserve and $1.7 million to its general reserve for loan and lease losses and charged off $5.1 million. At June 30, 2009, the reserve for loan and lease losses was $17.4 million or 2.32% of loans compared to $11.4 million or 1.43% of loans at March 31, 2009 and $6.8 million or .85% of loans at June 30, 2008.
Deposits
Net of brokered deposits, retail and commercial deposits were $793.8 million at June 30, 2009 compared to $810.9 million at March 31, 2009 and $794.0 million at June 30, 2008. These deposits declined $17.1 million in the June 2009 quarter as HWFG aggressively reduced deposit costs in line with its pricing discipline and FDIC guidance and, therefore, did not renew some maturing, high rate, retail certificates of deposit. At June 30, 2009, HWFG had $90.0 million of brokered deposits, which declined $20.1 million from March 31, 2009 due to scheduled maturity. The remaining brokered deposits mature over the remainder of 2009. The cost of deposits declined by 67 bps in the June 2009 quarter from 2.88% at March 31, 2009 to 2.21% at June 30, 2009. The Bank has initiated campaigns to build retail deposits within its pricing disciplines and is showing some favorable growth results in the current quarter. Cash and borrowing capacity (a measure of liquidity) was $97.7 million at June 30, 2009.
FHLB Advances
Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $127.6 million at June 30, 2009, compared to $190.0 million at December 31, 2008 and $192.0 million at June 30, 2008. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
Stockholders’ Equity
Stockholders’ equity was $28.7 million at June 30, 2009, as compared to $46.4 million at December 31, 2008, a decrease of $17.7 million or 38.1%. Book value per common share, therefore, was $3.75 at June 30, 2009 compared to $6.37 at December 31, 2008. The decrease in stockholders’ equity for the first six months of

2009 is due primarily to the following factors: an increase of $7.1 million after-tax unrealized loss on the AFS portfolio, $3.1 million of unrealized losses on the AFS portfolio for which other-than-temporary impairment was recognized in earnings, a increase of $2.4 million after-tax in the market value of cash flow hedges due to higher interest rates, a net operating loss of $17.7 million in the first six months of 2009, $500 thousand in capital contributions, and stock compensation expense of $165 thousand.
Liquidity and Capital Resources
Liquidity — The liquidity of Los Padres Bank was within policy limitations at 8.4% at June 30, 2009 as compared to 9.05% at June 30, 2008. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At June 30, 2009, Los Padres Bank’s “liquid” assets totaled approximately $85.4 million.
In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank Discount Window. At June 30, 2009, the Bank had $127.6 million in FHLB advances and had $97.5 million of additional borrowing capacity with the FHLB of San Francisco based on a 20% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $51.6 million based on excess collateral pledged at the FHLB as of June 30, 2009. The Bank also had additional borrowing capacity of $34.8 million through the Federal Reserve Bank Discount Window. The Bank monitors closely its daily deposit flows, borrowing capacity, and other cash flows to maintain combined borrowing capacity with the FHLB and FRB above $75 to $100 million.
A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payments, Los Padres Bank is required to provide annual advance notice to the Office of Thrift Supervision (“OTS”), at which time the OTS may object to the proposed dividend payments. As part of the Supervisory Agreement, HWFG and LPB will not declare, make or pay any dividends or capital distributions without obtaining the prior written non-objection of the OTS. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. As of June 30, 2009, the dividend payments to the Trup I and Trup II has been suspended pending availability of cash and OTS non-objection under our Supervisory Agreement. The HWFG Board has suspended the regular quarterly dividend to preserve capital in the current economic and housing environment.
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
At June 30, 2009, the Bank’s Tier 1 (Core) Capital Ratio was 6.46%, Total Risk-Based Capital Ratio was 7.67%, Tier 1 Risk-Based Capital Ratio was 6.72% and Leverage Ratio was 6.46% compared with a core capital tier 1 ratio of 7.24% and a total risk based capital ratio of 10.21% at December 31, 2008. The decline in the risk based capital ratio was due primarily to the additional capital required for downgraded debt securities below investment grade, which generally require 200% risk based capital rather than 2% to 100% for investment grade securities and the recording of a valuation allowance to reduce net deferred tax assets. This resulted in Los Padres Bank falling below the capital requirements of an adequately capitalized institution under applicable Federal regulations. Falling below adequately capitalized levels potentially subjects the Bank to Prompt Corrective Action measures under federal regulation, whereby the OTS and FDIC can impose further restrictions on our business activities and more stringent timelines to meet the agreed-upon capital requirements to return the Bank to an adequately capitalized position as defined by regulation. In addition, at June 30, 2009, Los Padres Bank did not meet the capital requirements of Los Padres Bank’s supervisory agreement with the OTS, which may subject the Bank to further supervisory action.
HWFG has agreed with the OTS to maintain its Tier 1 (Core) Capital Ratio at or above 6% beginning June 30, 2009, and at or above 7% by September 30, 2009, and raise its risk based capital to 11.0% by June 30, 2009 and to 12.0% by September 30, 2009. HWFG has developed comprehensive plans to meet these capital requirements by the stated dates through asset reduction strategies and other capital building strategies with an emphasis on minimizing dilution to its shareholders, but these have been impacted by the additional capital required for downgraded debt securities, the valuation allowance on deferred tax assets, and the increased provision for loan losses.
As previously announced on August 6, 2009, Los Padres Bank sold its Harrington Bank of Kansas operations of approximately $100 million in assets and $93 million in deposits for a premium of $4.1 million. When this transaction is closed in the December 2009 quarter, Los Padres Bank’s risk based and core tangible capital ratios are expected to improve approximately 1.32 percentage points, all other things being equal, which would raise the Bank’s risk based capital ratio to approximately 9.0% and core tangible capital ratio to approximately 7.5%, within the adequately capitalized designation. HWFG has developed comprehensive plans to meet the required capital requirements through asset reduction and other capital building strategies, which the Company is currently executing.
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
Critical Accounting Policies
Critical accounting policies are discussed within our Form 10-K dated December 31, 2008. There are no changes to these policies as of June 30, 2009.
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
In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At June 30, 2009, these prepayment assumptions varied from 0.0% to 27.0% for fixed-rate mortgages and mortgage-backed securities and varied from 0.0% to 23.0% for adjustable-rate mortgages and mortgage-backed securities.
The following table sets forth at June 30, 2009, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the June 2009 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points) (1)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$33,635	$25,019	$14,141		$(16,406)	$(33,455)	$(52,461)
Market value gain (loss) of liabilities	(18,316)	(14,395)	(7,410)		8,718	19,048	29,577

Market value gain (loss) of net assets before interest rate contracts	15,319	10,624	6,731		(7,688)	(14,407)	(22,884)

Market value gain (loss) of interest rate contracts	(12,172)	(7,923)	(3,816)		3,530	6,798	9,827

Total change in MVPE (2)	$3,147	$2,701	$2,915		$(4,158)	$(7,609)	$(13,057)

Change in MVPE as a percent of:
MVPE (2)	4.30%	3.69%	3.99%		-5.69%	-10.41%	-17.86%
Total assets of the Bank (3)	0.07%	0.09%	0.17%		-0.27%	-0.49%	-0.87%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $79.1 million at June 30, 2009.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
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
Changes in Internal Control over Financial Reporting
For the quarter ended June 30, 2009, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in the second quarter of 2009 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2008.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders
The following items were submitted to the security holders for approval at the annual meeting held on June 11, 2009.

Election of the following two persons for a term of three years to the Board of Directors of the Company.
The results of the vote were as follows:

NAME	FOR	WITHHELD
Timothy Hatlestad	4,668,353	403,230
William D. Ross	4,915,665	155,918
Ratification of Crowe Horwath LLP as independent auditors.

FOR	AGAINST	ABSTAIN
4,814,812	255,771	1,000
Item 5: Other Information
Not applicable.
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification by Chief Executive Officer filed herewith.

31.2	Section 302 Certification by Chief Operating Officer filed herewith.

31.3	Section 302 Certification by Chief Financial Officer filed herewith.

32	Section 906 Certification by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer furnished herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON WEST FINANCIAL GROUP, INC.
August 14, 2009	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 14, 2009	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

August 14, 2009	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)