Form 10-Q
period 2009-09-30
HARRINGTON WEST FINANCIAL GROUP INC/CA
filed 2009-11-16
CIK 1063997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,364,089 shares of Common Stock, par value $0.01 per share, outstanding as of November 4, 2009.

HARRINGTON WEST FINANCIAL GROUP, INC.

		Page
Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2009 and Year Ended December 31, 2008	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4T.	Controls and Procedures	40

Part II — Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signatures	42
EX-31.1
EX-31.2
EX-31.3
EX-32

PART 1-FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$26,306	$27,040
Trading account assets	779	744
Securities, available-for-sale	235,015	273,678
Securities held to maturity (fair value of $35 at September 30, 2009 and $38 at December 31, 2008)	33	37
Loans held for sale	91,832	—
Loans receivable, net of allowance for loan losses of $19,678 at September 30, 2009 and $11,449 at December 31, 2008	596,200	798,325
Accrued interest receivable	3,381	3,897
Real estate owned	18,723	7,449
Real estate sold on contract	864	—
Premises, equipment held for sale	5,465	—
Premises, equipment and other long-term assets	11,578	17,732
Prepaid expenses and other assets	4,360	3,254
Investment in FHLB stock, at cost	11,501	11,501
Income taxes receivable	5,109	1,468
Cash surrender value of life insurance	24,115	23,712
Deferred tax asset	16,307	20,748
Goodwill	5,496	5,496
Other intangible assets	445	554

Total assets	$1,057,509	$1,195,635

Liabilities:
Deposits:
Interest-bearing deposits	$773,376	$853,523
Interest-bearing deposits held for sale	85,895	—
Non-interest-bearing demand deposits	33,468	46,070
Non-interest-bearing demand deposits held for sale	7,714	—

Total Deposits	900,453	899,593
FHLB advances	79,000	190,000
Securities sold under repurchase agreements held for sale	4,801	—
Securities sold under repurchase agreements	17,620	19,499
Subordinated debt	25,774	25,774
Accrued interest payable and other liabilities	3,524	14,331

Total liabilities	1,031,172	1,149,197

Shareholders’ equity
Preferred stock, $.01 par value; 8% non-cumulative, 5,000,000 shares authorized; 57,000 shares issued and outstanding, as of September 30, 2009 and 142,999 shares issued and outstanding December 31, 2008 Liquidation preference of $1.4 million at September 30, 2009 and $3.6 million at December 31, 2008	1	2
Common stock, $.01 par value; 15,000,000 shares authorized; 7,364,089 shares issued and outstanding as of September 30, 2009 and 6,770,093 shares issued and outstanding December 31, 2008	74	72
Additional paid-in capital — Common	46,102	45,437
Additional paid-in capital — Preferred	1,289	4,649
Stock subscriptions	—	(3,857)
Retained earnings	2,527	23,356
Accumulated other comprehensive loss	(23,656)	(23,221)

Total shareholders’ equity	26,337	46,438

Total liabilities and shareholders’ equity	$1,057,509	$1,195,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans	$10,508	$13,745	$34,502	$41,616
Securities	1,931	3,838	6,278	13,989

Total interest income	12,439	17,583	40,780	55,605

Interest expense:
Deposits	4,202	6,497	15,309	22,809
Interest on FHLB advances, repos & other debt	2,234	3,401	6,563	10,134

Total interest expense	6,436	9,898	21,872	32,943

Net interest income	6,003	7,685	18,908	22,662
Provision for loan losses	2,400	1,565	15,250	2,465

Net interest income after provision for loan losses	3,603	6,120	3,658	20,197

Non-interest income:
Other-than-temporary loss
Total impairment losses	(2,432)	(5,575)	(13,700)	(8,057)
Loss recognized in other comprehensive income	110	—	5,099	—

Net impairment losses recognized in earnings	(2,322)	(5,575)	(8,601)	(8,057)
Gain on sale of available for sale securities	239	—	245	1,107
Gain (loss) from trading assets	20	(28)	40	(8,693)
Gain on termination of cash flow hedge	—	—	—	2,338
Gain (loss) on real estate owned activity	30	(393)	(212)	(2,996)
Gain on sale of other assets	9	—	24	1,049
Increase in cash surrender value of life insurance	125	180	409	421
Banking fee and other income	1,033	879	2,836	2,605

Total non-interest income	(866)	(4,937)	(5,259)	(12,226)

Non-interest expense:
Salaries and employee benefits	3,184	3,428	9,872	10,225
Premises and equipment	991	1,025	2,974	3,041
Insurance premiums	797	247	2,132	685
Marketing	(1)	143	143	383
Computer services	267	235	778	781
Professional fees	203	198	611	503
Office expenses and supplies	138	192	484	620
Other	1,241	801	3,351	2,223

Total non-interest expense	6,820	6,269	20,345	18,461

Loss before income taxes	(4,083)	(5,086)	(21,946)	(10,490)
Provision for income tax benefit	—	(1,908)	(200)	(3,935)

Net loss	$(4,083)	$(3,178)	$(21,746)	$(6,555)

Dividend on preferred stock	—	—	—	—

Loss available to common shareholders	$(4,083)	$(3,178)	$(21,746)	$(6,555)

Basic loss per share	$(0.55)	$(0.52)	$(3.05)	$(1.10)
Diluted loss per share	$(0.55)	$(0.52)	$(3.05)	$(1.10)
Basic weighted-average shares outstanding	7,364,089	6,141,216	7,119,696	5,954,914
Diluted weighted-average shares outstanding	7,364,089	6,141,216	7,119,696	5,954,914

Other comprehensive loss	(2,949)	(4,674)	(22,181)	(12,001)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Earnings	Loss	Loss	Equity

BALANCE, DECEMBER 31, 2007	—	—	5,554,003	56	34,424	—	35,368		(14,806)	55,042

Comprehensive loss
Net loss							(10,810)	$(10,810)		(10,810)
Other comprehensive loss, net of tax
Unrealized losses on securities								(5,350)	(5,350)	(5,350)
Effective portion of change in fair value of cash flow hedges								(3,065)	(3,065)	(3,065)

Total comprehensive loss								$(19,225)

Stock options exercised including tax benefit of $25			27,240	—	233					233
Common shares issued in private offering at $7.75			550,000	5	4,257					4,262
Common shares issued in private offering at $6.25			638,850	11	6,153					6,164
Preferred shares issued in private offering at $25.00	142,999	2			4,649					4,651
Stock compensation expense					370					370
Stock subscriptions unissued:
Preferred stock 54,001 shares at $25.00						(1,350)				(1,350)
Common stock 401,150 shares at $6.25						(2,507)				(2,507)
Dividends on preferred stock at 8% per share							(61)			(61)
Dividends on common stock at $.195 per share							(1,141)			(1,141)

BALANCE, DECEMBER 31, 2008	142,999	$2	6,770,093	$72	$50,086	$(3,857)	$23,356		$(23,221)	$46,438

Comprehensive loss
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2 (net of tax)							917		—	917
Net loss							(21,746)	$(21,746)		(21,746)
Other comprehensive loss, net of tax
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes								(6,022)	(6,022)	(6,022)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other- than-temporary impairment has been recognized in earnings, net of reclassifications and taxes								3,187	3,187	3,187
Effective portion of change in fair value of cash flow hedges								2,400	2,400	2,400

Total comprehensive loss								$(22,181)

Common shares issued in private offering at $2.00 per share			250,000	2	498					500
Stock compensation expense					249					249
Reverse stock subscriptions					0	3,857				3,857
Conversion of preferred stock to common stock	(85,999)	(1)	343,996		(3,442)					(3,443)

										0

BALANCE, SEPTEMBER 30, 2009	57,000	$1	7,364,089	$74	$47,391	$(0)	$2,527		$(23,656)	$26,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(21,746)	$(6,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred loan fees and costs	(1,218)	(429)
Depreciation and amortization	3,421	1,038
Amortization and accretion of premiums and discounts on loans receivable and securities	(420)	(649)
Deferred income taxes	3,782	—
Provision for loan losses	15,250	2,465
Activity in trading account assets	5	(1,305)
Loss (gain) on sale of trading securities	(40)	2,679
Gain on sale of available-for-sale securities	(245)	(1,107)
Gain on termination of cash flow swaps	—	(2,338)
Loss on other-than-temporary impairment	8,601	8,057
Loss on real estate owned	212	2,996
Gain on sale of loans	(24)	—
FHLB stock dividend	—	(565)
Earnings on bank owned life insurance	(409)	(421)
Decrease in accrued interest receivable	516	1,294
Increase in income tax receivable, net of payable	(3,641)	(4,568)
Decrease in prepaid expenses and other assets	1,518	723
Stock compensation expense	249	267
Decrease in accounts payable, accrued expenses, and other liabilities	(11,083)	(187)

Net cash used in operating activities	(5,272)	1,395

Cash flows from investing activities:
Net (increase) decrease in loans receivable	66,360	(58,793)
Proceeds from sale of loans	14,540	16,133
Proceeds from sales of securities available for sale	8,759	171,925
Purchases of securities available for sale	(8,159)	(162,501)
Principal paydowns on securities available for sale	27,030	41,466
Principal paydowns on securities held to maturity	4	18
Proceeds from sale of real estate acquired through foreclosure	3,047	53
Purchase of premises and equipment	(411)	(2,067)
Proceeds from sale of fixed assets	136	1,100
Purchase of FHLB Stock	—	(262)

Net cash provided by investing activities	111,306	7,072

Cash flows from financing activities:
Net increase in deposits	859	66,294
Increase (decrease) in securities sold under agreements to repurchase	2,922	(29,835)
Decrease in FHLB advances	(111,000)	(44,000)
Proceeds from exercise of stock options, including tax benefits	—	233
Proceeds from shares issued in private offering	451	10,098
Dividends paid on common stock	—	(1,141)

Net cash used in financing activities	(106,768)	1,649

Net increase (decrease) in cash and cash equivalents	(734)	10,116
Cash and cash equivalents at beginning of period	27,040	14,433

Cash and cash equivalents at end of period	$26,306	$24,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARRINGTON WEST FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business of the Company — Harrington West Financial Group, Inc. (the “Company”) is a diversified, community-based financial institution holding company, incorporated on August 29, 1995 to acquire and hold all of the outstanding common stock of Los Padres Bank, FSB (the “Bank”), a federally chartered savings bank. We provide a broad menu of financial services to individuals and small to medium sized businesses and operate seventeen banking offices in three markets as follows: eleven Los Padres banking offices on the California Central Coast, three Los Padres banking offices in Scottsdale, Arizona, and three banking offices located in the Kansas City metropolitan area, which are operated as a division under the Harrington Bank brand name. The Company also owns Harrington Wealth Management Company, a trust and investment management company with $159.9 million in assets under management or custody, which offers services to individuals and small institutional clients through a customized asset allocation approach by investing predominantly in low fee, indexed mutual funds and exchange traded funds.
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
In determining the adequacy of the allowance for loan losses, the Company makes specific allocations to impaired loans as required. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
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
Adoption of New Accounting Guidance — The Subsequent Events Topic 855 of the FASB Accounting Standards Codification (ASC) provides guidance on management’s assessment of subsequent events. Recent new guidance for the Subsequent Events Topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. This Topic requires management to disclose the date through which subsequent events have been evaluated and whether that is the date the financial statements were issued. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” The change initiated by this Statement is now included in the Codification as part of the Generally Accepted Accounting Principles Topic, or FASB ASC 105, and establishes the Financial Accounting Standards Board (FASB) ASC. FASB ASC 105 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FASB ASC 105 revisions will be effective for the Company’s financial statements for periods ending after September 15, 2009. The revision to FASB ASC 105 did not have a significant impact on the Company’s financial statements.
Newly Issued But Not Yet Effective Accounting Pronouncements — FASB ASC 860 — In June 2009, the FASB issued Statement, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140, and No. 167 — Amendments to FASB Interpretation No. 46(R) which were codified into FASB ASC Topic 860. These Statements change the way entities account for securitizations and special-purpose entities. They will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures. They further change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new standards will require a number of new disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will also be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. The statements also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. Both Statements will be effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. Adoption of these Statements is not expected to have a significant impact on the Company’s financial position or results of operations.

2. FAIR VALUE
Statement 157, now included in the Codification as part of FASB ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The fair values of trading securities and securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Many of our securities are quoted using observable market information for similar assets which requires HWFG to report and use Level 2 pricing. In early October 2008, the FASB FSP No. FAS 157-3, now included in the Codification as part of FASB ASC 820, was issued to clarify the applications Fair Value Measurements, in a market that is not active. The revisions to this ASC clarified that in cases where observable inputs (Level 2) required significant adjustments based on unobservable data, it would be appropriate to consider Level 3 (model pricing) fair value measurements.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now included in the Codification as part of FASB ASC 820. The revisions to this ASC provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the revisions to this ASC did not materially impact the methodology used to value some of our available for sale securities per the following discussion.
Due to the present economic environment, there are significant dislocations in the non-agency fixed income markets. These dislocations have negatively affected available market price quotations for fixed income securities, in many cases without regard to particular securities’ actual performance and credit-worthiness. Consequently, and prior to implementing FSP FAS 157-4, now included in the Codification as part of FASB ASC 820, management has developed procedures for estimating the fair values of securities in these inactive markets. These procedures take into consideration known attributes about a security including, among others, the current credit enhancement level and rules-based payment priority. Management incorporates into the analysis actual levels of delinquent loans in the trust backing the security, the loss severity experienced upon the disposition of liquidated loans and an estimate of the expected rate of prepayment based on actual experience. This information is obtained from the monthly remittance report made available by the trustee. Expected cash flows on the investment are then projected using the known attributes and estimates described above. The fair value of these expected cash flows is calculated as the present value of the expected cash flows at the ten year average BB high yield bond spread to the LIBOR/Swap yield curve. The amount recorded in the income statement as other than temporary impairment is the present value of the expected cash flows on the investment, discounted at the contractual rate of return on that investment. There have been no changes to our approach for modeling expected principal and interest cash flows. Significant estimates used in the valuation include the amount of delinquent loans ultimately liquidated, loss severity upon liquidation and prepayment speeds. To the extent that the amounts actually realized vary significantly from estimates, calculated fair value estimates may be materially affected.
Our derivative instruments consist of interest rate swaps. As such, significant fair value inputs can generally be verified by counterparties and do not typically involve significant management judgments (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities
GNMA securities	$142	$—	$142	$—
Mutual funds	$637	$637	$—	$—
Available for sale securities:
Residential mortgage backed securities	$235,015	$—	$90,543	$144,472
Interest rate swaps	$938	$—	$938	$—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$744	$575	$169	$—
Available for sale securities	$273,678	$—	$121,609	$152,069
Liabilities:
Interest rate swaps	$10,442	$—	$10,442	$—
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and December 31, 2008: The transfers into level 3 are a direct result of the inactive securities market and the inability to obtain pricing on these securities.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
Residential
mortgage-backed
Beginning balance at January 1, 2009	$152,069
Total gains or losses (realized / unrealized)
Recognized in earnings:
Other-than-temporary impairment	(8,601)
Unrealized in other comprehensive income:
Reclassification adjustment for losses recognized in earnings	8,601
Transfers in and / or out of Level 3	31,546
Level 3 fair value adjustment	(39,143)

Ending balance, September 30, 2009	$144,472

In accordance with FASB FSP No. FAS 157-3 and FSP No. FAS 157-4, included in the Codification as part of FASB ASC 820, the company measured the fair value of certain available for sale securities with a carrying amount of $144.5 million using significant unobservable inputs due to a lack of an active market. The Company’s methodology utilizes pertinent information derived primarily from the securities trustee remittance reports which then are applied to an internal cash flow model. The significant unobservable inputs include assumptions for discount rate and default rates. These securities are primarily in our residential mortgage backed securities.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
Residential
mortgage-backed
Beginning balance at January 1, 2008	$—
Total gains or losses (realized / unrealized)
Recognized in earnings:
Other-than-temporary impairment	(11,824)
Unrealized in other comprehensive income:
Reclassification adjustment for losses recognized in earnings	11,824
Transfers into Level 3	111,575
Level 3 fair value adjustment	40,494

Ending balance, December 31, 2008	$152,069

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$106,620	$—	$106,620	$—
Real estate owned	$18,723	$—	$—	$18,723
At September 30, 2009, real estate owned, which are carried at the lower of cost or fair value, were written down to fair value of $18.7 million, resulting in a valuation allowance of $4.8 million. A charge of $486 thousand was included in earnings for the nine months ended September 30, 2009.

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Impaired loans	$31,508	$—	$31,508	$—
All securities held do not have a single maturity date. The amortized cost and estimated fair values of securities available for sale are summarized as follows: All of these are residential mortgage backed securities.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2009

Mortgage-backed securities — pass throughs	$43,217	$876	$(28)	44,065
Collateralized mortgage obligations	69,503	5	(6,695)	62,813
Asset-backed securities (underlying securities mortgages)	152,697	320	(25,904)	127,113
Asset-backed securities	1,525	—	(501)	1,024

	$266,942	$1,201	$(33,128)	$235,015

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$315	$(317)	$50,282
Collateralized mortgage obligations	83,376	—	(6,140)	77,236
Asset-backed securities (underlying securities mortgages)	165,721	748	(21,010)	145,459
Asset-backed securities	1,655	—	(954)	701

	$301,036	$1,063	$(28,421)	$273,678

The fair values and unrealized losses of the securities classified as available for sale or held to maturity with unrealized losses as of September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2009

Mortgage-backed securities — pass throughs	$41,330	$(9)	$1,859	$(19)	$43,189	$(28)
Collateralized mortgage obligations	4,926	(447)	57,882	(6,248)	62,808	(6,695)
Asset-backed securities (underlying securities mortgages)	2,914	(345)	123,879	(25,559)	126,793	(25,904)
Asset-backed securities	—	—	1,024	(501)	1,024	(501)

	$49,170	$(801)	$184,644	$(32,327)	$233,814	$(33,128)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2008

Mortgage-backed securities — pass throughs	$38,969	$(109)	$10,998	$(208)	$49,967	$(317)
Collateralized mortgage obligations	55,514	(4,215)	21,722	(1,925)	77,236	(6,140)
Asset-backed securities (underlying securities mortgages)	17,144	(1,504)	127,567	(19,506)	144,711	(21,010)
Asset-backed securities	12	(72)	689	(882)	701	(954)

	$111,639	$(5,900)	$160,976	$(22,521)	$272,615	$(28,421)

Management does not intend to sell the available for sale securities and it is not more likely than not that the entity will be required to sell available for sale securities before recovery to their amortized cost basis.
Our mortgage-backed securities — pass-throughs are issued by U.S. government agencies and government sponsored enterprises, which primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”). As of September 30, 2009, there were 7 mortgage-backed securities in an unrealized loss position; of those, 5 have been in an unrealized loss position for twelve months or more. During the third quarter spreads tightened and prices rose on agency mortgage backed securities improving prices significantly. At December 31, 2008, 78 mortgage-backed securities were in an unrealized loss position; of those, 37 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, including liquidity and credit risk, and accordingly, the unrealized losses are not “other-than-temporary impairments
As of September 30, 2009 and December 31, 2008, there were 38 and 37, respectively, collateralized mortgage obligation securities in an unrealized loss position. Of the 38 securities in an unrealized loss position as of September 30, 2009, 34 have been in an unrealized loss position for over twelve months; and at December 31, 2008, of the 37 securities that were in an unrealized loss position, 12 had been in an unrealized loss position for over twelve months. Management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments
All of our asset-backed securities and collateralized mortgage obligations are issued by private entities or trusts and, as of September 30, 2009, of the 139 securities, all but 86 are rated as investment grade by a nationally recognized rating agency. The underlying collateral of these investments are single-family mortgages with the exception of the asset-backed securities, which includes equipment, student loans, and home equity loans discussed in the next paragraph.
As of September 30, 2009, there were 86 asset-backed securities that are in an unrealized loss position with 79 securities in an unrealized loss position for twelve months or more. As of December 31, 2008, there were 87 asset-backed securities that were in an unrealized loss position, with 77 securities in an unrealized loss position for twelve months or more. As to the mortgage-related asset backed securities, management believes that the unrealized losses associated with these investments are attributable to changes in interest rates and spreads, and accordingly, the unrealized losses are not “other-than-temporary impairments.”

All securities held do not have a single maturity date. The following table presents certain information regarding the composition and period to maturity of our securities classified as available for sale as of the dates indicated below.

	09/30/09			12/31/08
			Weighted			Weighted
	Amortized		Average	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield	Cost	Fair Value	Yield

Mortgage-backed securities — pass throughs
Due from one to five years	$—	$—	0.00%	$149	$146	3.17%
Due from five to ten years	2,312	2,414	5.53%	2,853	2,927	5.89%
Due over ten years	40,905	41,651	3.91%	47,282	47,209	4.74%

Total mortgage backed securities — pass throughs (1)	43,217	44,065	4.00%	50,284	50,282	4.80%

Collateralized mortgage obligations
Due over ten years	69,503	62,813	3.98%	83,376	77,236	3.94%

Total collateralized mortgage obligations	69,503	62,813	3.98%	83,376	77,236	3.94%

Asset backed securities (underlying securities mortgages)
Due from one to five years	1,125	1,016	0.80%	1,125	1,001	1.03%
Due over ten years	151,572	126,097	1.77%	164,596	144,458	2.33%

Total asset backed securities	152,697	127,113	1.76%	165,721	145,459	2.32%

Asset backed securities
Due from one to five years	225	213	2.74%	355	47	5.35%
Due over ten years	1,300	811	0.84%	1,300	654	2.52%

Total asset backed securities	1,525	1,024	1.12%	1,655	701	3.13%

Total	$266,942	$235,015	2.68%	$301,036	$273,678	3.16%

(1)	At September 30, 2009, AFS and HTM portfolio consisted of $3.5 million of Fannie Mae participation certificates, $757 thousand of Freddie Mac participation certificates and $39.8 million of Ginnie Mae participation certificates.
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, now included in the Codification as part of FASB ASC 270, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data to develop estimates of fair value. Please see the December 31, 2008 Form 10-K for a discussion of the methodology used to determine fair value.
Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$26,306	$26,306	$27,040	$27,040
Securities, held to maturity	$33	$36	$37	$38
Loans held for sale	$91,832	$91,832	$—	$—
Loans receivable, net, including impaired loans	$596,200	$620,494	$798,325	$834,633
FHLB stock	$11,501	n/a	$11,501	n/a
Accrued interest receivable	$3,381	$3,381	$3,897	$3,897

Liabilities:
Deposits held for sale	$93,609	$97,709	$—	$—
Demand deposits	$170,841	$170,841	$223,411	$223,411
Certificates of deposit	$636,003	$639,876	$676,183	$680,331
FHLB advances	$79,000	$79,896	$190,000	$191,538
Securities sold under repurchase agreements	$4,801	$4,893	$19,499	$19,997
Subordinated debt	$25,774	$9,794	$25,774	$8,505
Accrued interest payable	$3,524	$3,524	$1,158	$1,158
Loans — The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, ASC 310 “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated primarily by using the value of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, ASC 320 impaired loans, where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans had a carrying amount of $106.6 million, with a valuation allowance of $13.3 million, which represents 67.5% of the total allowance for loans losses.

3. REAL ESTATE OWNED
Real estate owned is summarized as follows:

	September 30,	December 31,
	2009	2008
Beginning balance real estate owned	$7,449	$—
Transfer of loans to real estate owned	15,336	12,756
Sale proceeds	(3,047)	—
Net gain from sale of OREO	274	—
Loan to facilitate sale of REO	—	(750)
REO sold on contract	(803)	—
Other reductions	—	(149)
Provision for real estate owned	(486)	(4,408)

Ending balance real estate owned	$18,723	$7,449

Changes in the valuation allowance for losses on other real estate owned were as follows:

	September 30,	December 31,
	2009	2008
Beginning valuation on real estate owned	$4,408	$—
Provision charged to operations	—	4,408
Amounts related to properties disposed	(130)	—
Amounts related to properties not disposed of	486	—

Ending valuation on real estate owned	$4,764	$4,408

4. EARNINGS (LOSS) PER SHARE
The following tables represent the calculation of earnings per share (“EPS”) for the periods presented.

	Three months ended September 30, 2009			Nine months ended September 30, 2009
(net income/(loss) amounts	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(4,083)			$(21,746)
Preferred Dividends	—			—

Basic EPS	(4,083)	7,364,089	$(0.55)	(21,746)	7,119,696	$(3.05)
Effect of dilutive stock options		—	—	—	—	—

Diluted EPS	$(4,083)	7,364,089	$(0.55)	$(21,746)	7,119,696	$(3.05)

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Income/(Loss)	Shares	Per-Share	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(3,178)			$(6,555)
Preferred Dividends	—			—

Basic EPS	(3,178)	6,141,216	$(0.52)	(6,555)	5,954,914	$(1.10)
Effect of dilutive stock options		—	—	—	—	—

Diluted EPS	$(3,178)	6,141,216	$(0.52)	$(6,555)	5,954,914	$(1.10)

Anti-dilutive options totaling 867,415 and 711,115 for quarter ended September 30, 2009 and 2008, respectively, are excluded from the calculation of earnings per share.

5. OTHER-THAN-TEMPORARY IMPAIRMENT
At September 30, 2009 our asset-backed securities and collateralized mortgage backed securities had unrealized losses aggregating $31.9 million. Management reviews all securities with unrealized losses for impairment on a quarterly basis. For those with severe price declines, ratings downgrades or other indications of impairment, management stress-tests the cash flows for various delinquency, foreclosure, and recovery rate scenarios on the underlying loans, in order to determine the likelihood of receiving all scheduled interest and principal on these securities. If, as a result of that analysis, it is determined that management will not receive all scheduled interest and principal, management recognizes other-than-temporary impairment. As part of management’s quarterly evaluation, it was determined that 24 available for sale securities with an amortized cost of $29.0 million were deemed other than temporarily impaired. As such, these securities were written down by $2.3 million to fair value through earnings in the September 30, 2009 quarter. The liquidity portion of the unrealized loss represents the difference in the present values of the expected cash flows at the contractual payment rate and at the ten year average BB high yield bond spread to the LIBOR/Swap yield curve. For securities where no other-than-temporary impairment was noted, management’s evaluation of the cash flows resulted in a conclusion that the scheduled cash flows would be realized and therefore no other-than-temporary impairment was recognized.
In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, ASC 320 Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.
The following is a table that discloses the amount related to credit losses recognized in earnings for the nine month period ended September 30, 2009 and a roll-forward of credit and non-credit losses.

Other-than-
temporary Loss
as Reported in
Earnings

Beginning balance of credit losses at January 1, 2009	$13,977
Current period credit losses	8,601
Current period illiquid market losses	—
Previously recognized other-than-	—
temporary loss related to	—
liquidity losses	(1,467)
Ending balance of credit and	—

liquidity losses at September 30, 2009	$21,111

6. ASSETS AND LIABILITIES HELD FOR SALE
At September 30, 2009, HWFG had $91.8 million in loans held for sale, $5.5 million in premises and equipment held for sale, $85.9 million in interest-bearing deposits held for sale, $7.7 million in non-interest-bearing demand deposits held for sale and $4.8 million in Securities sold under repurchase agreements held for sale, all of which is related to the sale of our Harrington Bank of Kansas division to the Arvest Bank. See Footnote 9 for additional disclosure related to this sale.

Mortgage loans originated that were not originally intended for sale in the secondary market are accounted for at the lower of cost or fair value in accordance with FAS No. 65, ASC 948 Accounting for Certain Mortgage Banking Activities.
7. DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In March 2009, the FASB issued Statement No. 161, ASC 815, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, ASC 815. Revisions to ASC 815 amends and expands the disclosure requirements for derivatives with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
The Company adopted SFAS No. 133, ASC 815 Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. ASC 815 as amended requires that an entity recognize all interest rate contracts as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, an interest rate contract may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of an interest rate contract (that is, gains and losses) depends on the intended use of the interest rate contract and the resulting designation. To qualify for hedge accounting, the Company must show that at the inception of the interest rate contracts, and on an ongoing basis, the changes in the fair value of the interest rate contracts are expected to be highly effective in offsetting related changes in the cash flows of the hedged liabilities. The Company has entered into various interest rate swaps for the purpose of hedging certain of its short-term liabilities. These interest rate swaps qualify for hedge accounting.
As of September 30, 2009, the Company had three interest rate swaps with an aggregate notional amount of $60.0 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash outflows associated with overnight FHLB borrowings and other short term liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2009 the Company recognized no ineffectiveness, and during the period ending September 30, 2008 the Company recognized $216 thousand for hedge ineffectiveness attributable to a mismatch in the reset frequency between the index on the swap and the index on the hedged overnight borrowings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense, as applicable, as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that $4.4 million will be reclassified as an increase to interest expense, which includes the amortization of $1.2 million on active interest rate swaps and $3.2 million on swaps terminated in the first quarter of 2009. During the first quarter the Company terminated $143 million of swaps resulting in a pre-tax loss of $9.8 million, which will be amortized to income over approximately 2 years.

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended September 30, 2009 and 2008.

Location of Gain or
						(Loss)	Amount of Gain or (Loss)
			Location of Gain or	Amount of Gain or (Loss)		Recognized In Income on	Recognized In Income on
Derivatives In	Amount of Gain or (Loss)		(Loss)	Reclassified from		Derivative (Ineffective	Derivative (Ineffective
Statement	Recognized in OCI on		Reclassified from	Accumulated		Portion and Amount	Portion and Amount
133 Cash flow	Derivative		Accumulated OCI Into	OCI Into Income		Excluded From	Excluded from
Hedging	(Effective Portion)		Income	(Effective Portion)		Effectiveness	Effectiveness Testing)
Relationships	9/30/2009	9/30/2008	(Effective Portion)	9/30/2009	9/30/2008	Testing)	9/30/2009	9/30/2008
Interest Rate						Other non-interest
Products	$(16)	$179	Interest Income	$(1,180)	$—	expense	$—	$(216)

	$(16)	$179		$(1,180)	$—		$—	$(216)

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the nine months ended September 30, 2009 and 2008.

Location of Gain or
						(Loss)	Amount of Gain or (Loss)
			Location of Gain or	Amount of Gain or (Loss)		Recognized In Income on	Recognized In Income on
Derivatives In	Amount of Gain or (Loss)		(Loss)	Reclassified from		Derivative (Ineffective	Derivative (Ineffective
Statement	Recognized in OCI on		Reclassified from	Accumulated		Portion and Amount	Portion and Amount
133 Cash flow	Derivative		Accumulated OCI Into	OCI Into Income		Excluded From	Excluded from
Hedging	(Effective Portion)		Income	(Effective Portion)		Effectiveness	Effectiveness Testing)
Relationships	9/30/2009	9/30/2008	(Effective Portion)	9/30/2009	9/30/2008	Testing)	9/30/2009	9/30/2008
Interest Rate						Other non-interest
Products	$2,400	$290	Interest Income	$(2,350)	$—	expense	$1	$(221)

	$2,400	$290		$(2,350)	$—		$1	$(221)

     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
	Balance sheet		Balance sheet		Balance sheet		Balance sheet
	location	Fair Value	location	Fair Value	location	Fair Value	location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$938	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$(10,442)

Total derivatives designated as hedging instruments under SFAS 133		$938		$—		$—		$(10,442)

8. REGULATORY ACTIONS
Agreement with the Office of Thrift Supervision (OTS)
As we reported in our Form 8-K filed with the SEC on October 15, 2009, we and our bank each entered into a Cease and Desist Order (“Orders”) with the Office of Thrift Supervision (OTS) on October 14, 2009. The orders replace the Supervisory Agreements between the OTS and HWFG and LPB dated April 24, 2009. Significantly, the Orders require among other things, for LPB to become adequately capitalized (4% core tangible capital ratio and 8% total risk based capital ratio) by November 6, 2009, (after the close of the Harrington Bank transaction) and to thereafter raise LPB’s capital levels to an 8% core tangible capital ratio and a 12% total risk based capital ratio by December 31, 2009. At September 30, 2009, Los Padres Bank had a core tangible capital ratio of 6.34% and a total risk-based capital ratio of 6.73% compared to the ultimate requirements of the Cease and Desist Order.
To improve capital ratios, Management has reduced LPB’s net loans by $110.3 million over the last 9 months (ended September 30, 2009) through sales and payoffs. Furthermore, on November 6, 2009, HWFG closed the transaction to sell its Harrington Bank of Kansas to the Arvest Bank as described in Note 9 below. Taking into account this sale and the reversal of a portion of the deferred tax asset valuation allowance, as a result of the recent law change, would have improved the September 30, 2009 capital ratios as previously calculated. Therefore, Los Padres Bank reached the goal of being adequately capitalized by November 6, 2009. Furthermore, HWFG currently is in discussions with several investors to increase LPB’s equity capital levels above the required levels of the Orders and is consulting with the OTS and Federal Deposit Insurance Corporation (“FDIC”) on such discussions and strategies.
Although the Company is working hard to address any deficiencies and meet all terms of the Orders, including the capital levels required, no assurances can be given that the required capital can be raised and the capital ratios satisfied by the dates prescribed in the Orders. If the capital ratio levels can not be satisfied by these dates, or HWFG and LPB fail to comply with any other provision of the Orders, we could be subject to further enforcement action by the OTS or FDIC. While HWFG and LPB intend to take such actions as may be necessary to comply with the Orders, there can be no assurance that we will be able to comply fully with the Orders, or that the efforts to comply, or restrictions on the operations contained in the Orders, will not have adverse effects on the Company’s operations and financial condition or jeopardize the going concern status of HWFG.
9. SUBSEQUENT EVENTS
On November 6, 2009, HWFG closed the transaction to sell $91.8 million in loans, all $93.6 million of its deposits, $4.8 million retail repurchase agreements, and $5.5 million in premises and equipment associated with its Harrington Bank of Kansas division at net book value plus a premium of $4.1 million to the Arvest Bank, an Arkansas-chartered commercial bank with offices in Arkansas, Oklahoma, Missouri and Kansas and over $10.5 billion of consolidated assets at September 30, 2009. This transaction did not include the purchase of any Harrington Wealth Management assets managed in the Kansas City market. Upon completion of this transaction, the Company will write-off goodwill and other intangibles of $4.0 million attributable to these locations, resulting in a immaterial gain or loss, but the divestiture will allow HWFG to increase Los Padres Bank’s capital ratios and focus strategically on its western markets of the Central Coast of California and the Phoenix, Arizona metro. No investment bank fees were incurred by HWFG with respect to the transaction with Arvest Bank.
On October 27, 2009 HWFG received a NASDAQ Staff Deficiency Letter indicating that it was not in compliance with NASDAQ Listing Rule 5450(b)(1)(C) because the Company’s Market Value of Publicly Held Securities (“MVPHS”) had fallen below $5.0 million for thirty (30) consecutive trading days. The Company has 90 calendar days to correct this deficiency, which grace period will expire on January 25, 2010. If the Company has not corrected the deficiency by the end of the grace period, the Company will receive written notification that its securities are subject to de-listing. The deficiency can be corrected if, at any time during the grace period, the Company’s MVPHS closes at $5.0 million or more for a minimum of ten (10) consecutive business days.
Since approximately 47% of the Company’s common shares are not included in the MVPHS calculation, the Company’s MVPHS is determined on a limited number of shares increasing the difficulty of correcting the deficiency. Accordingly, the Company is evaluating the alternatives for listing or quotation of its common stock including alternatives beyond regaining compliance with the Global Market requirements.
10. INCOME TAXES
In accordance with SFAS No. 109, ASC 740 “Accounting for Income Taxes”, HWFG uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. The realization of net deferred tax assets depends upon generating sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. If management determines that it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce net deferred tax assets.

In the quarter ended June 30, 2009, management considered all evidence currently available, both positive and negative, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions and has determined that a valuation allowance should be recorded. Positive evidence includes the existence of taxes paid in available carry-back years as well as taxable income expected to be generated in future periods; the unrealized loss on the securities portfolio recovering as principal repayments are made; the potential to carry-back losses in 2008 and 2009, to taxable income in 2006 and 2007; the tax gain to be recognized on the sale of the Kansas branch locations; our ability to hold available for sale securities in light of the current economic environment; projected future taxable income in the upcoming quarter and various other tax planning strategies that we can implement, if needed, to realize a portion of the deferred tax asset. Negative evidence includes the cumulative losses in the current year and the immediate preceding fiscal year; the downward economic and business trends over the 2008 and 2009 reporting periods; the company’s consecutive losses over the last six quarters; the volatility of earnings in the current economic conditions relative to additions to its provisions for loan losses and other than temporary impairments; and the fact that this was the first quarter in which the company crossed the threshold of having a cumulative net loss over a three year period.
Given that net losses incurred over the last 21 months exceed the profits of the two years prior, no tax benefit of the losses is recorded in the income statement in the September 2009 quarter. As of September 30, 2009, the Company has a deferred tax asset valuation allowance of approximately $8.0 million. However, with the recent law passed by Congress regarding Federal Net Operating Losses (NOL’s) HWFG will be able to carry back these losses up to five years (instead of two years) and obtain refunds for taxes paid in applicable years. The new law would also allow the company to carry forward unused losses up to 20 years against future income. The amount available to be recovered through the extended carryback period, will allow the Company to reverse a portion of the deferred tax asset valuation allowance, which will be recorded in earnings and positively impact risk based capital in the fourth quarter ending December 31, 2009.
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
Mission and Philosophy
Our mission is to increase shareholder value through the development of highly profitable, community-based banking operations that offer a broad range of high value loan alternatives, deposit products, and investment and trust services for commercial and retail customers in the markets of the California central coast and the metropolitan area of Phoenix/Scottsdale.
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

Since 1997, we have grown from 4 banking offices to 14 banking offices. As of September 30, 2009, we have 11 full service banking centers on the Central Coast of California from Thousand Oaks to Atascadero along Highway 101 and 3 banking centers in Scottsdale, Arizona. On November 6, 2009, we sold our Kansas banking operations to Arvest Bank, including the three banking centers in Johnson County, Kansas. We have two parcels in the Phoenix metro for future development. These parcels will be developed for new banking centers commensurate with HWFG capital, financial performance, economic conditions, and the approval of the Office of Thrift Supervision.
On November 6, 2009, the Bank completed the sale of its Harrington Bank of Kansas division to Arvest Bank, an Arkansas chartered commercial bank. The sale included $91.8 million in loans, assumption of all $93.6 million deposits, $4.8 million retail repurchase agreements, and $5.5 million in premises and equipment at net book value plus a premium of $4.1 million. The transaction did not include the purchase of any Harrington Wealth Management assets managed in the Kansas City market. The divestiture increased the Bank’s capital ratios and will allow the Company to focus strategically on its western markets of the Central Coast of California and the Phoenix, Arizona metro.
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
Long-term Profitability Drivers
The factors that we expect to drive our profitability in the long-term are as follows:
1.	Growing our non-costing consumer and commercial deposits and continuing to change the mix of deposits to fewer time based certificates of deposit. This strategy is expected to lower our deposit cost and increase our net interest margin over time. We have emphasized the development of low cost business accounts and our full-service, free checking and money market accounts for consumers.

2.	Changing the mix of our loans to higher risk-adjusted spread earning categories such as business lending, commercial real estate lending, small tract construction, construction-to-permanent loan lending and selected consumer lending activities such as home equity line of credit loans, commensurate with our credit policy and the economic environment.

3.	Diversifying and growing our banking fee income through existing and new fee income sources such as our overdraft protection program and other deposit fees, loan fee income from mortgage banking, prepayment penalty fees and other loan fees, Harrington Wealth Management trust and investment fees, and other retail banking fees.

4.	Achieving a high level of performance on our investment portfolio by earning a pre-tax total return consisting of interest income plus net gains and losses on securities and related total return swaps over one month LIBOR of approximately 1.00% per annum. With our skills in investment and risk management, we have utilized excess equity capital by investing in a high credit quality, mortgage and related securities portfolio managed to a short duration of three to six months. From 2001 to 2004, the investment portfolio’s performance exceeded our goals and contributed to our record profit performance due to favorable selection of securities and spread tightening on these securities. From 2005 to 2006 the investment portfolio underperformed our goal but still earned a total return in excess of one-month LIBOR. In 2007, 2008 and the first nine months of 2009, the investment portfolio significantly underperformed our goal as a result of the severe credit market dislocations. Given the capital requirements in the Cease and Desist Order with the OTS of 12% total risk based and 8% Tier I core capital ratios, we plan to allow the investment portfolio to decline through principal reduction of approximately $40.0 million per year to build capital ratios. We expect to manage the investment portfolio on a more traditional basis for liquidity and management of interest rate risk after our capital ratio goals are met.

5.	Controlling interest rate risk of the institution and seeking high credit quality of the loan and investment portfolios. The Bank seeks to hedge the marked-to-market value of equity and net interest income to changes in interest rates by matching the effective duration of our assets to our liabilities using risk management tools and practices. The company maintains rigorous loan underwriting standards and credit risk management and review process.
Strategic Response to Cease and Desist Orders, the Current Operating Environment, Housing Downturn, and Economic Recession
Although our long-term strategies remain intact as previously described, given the severe economic and housing recession and its effect on our 2008 and 2009 financial performance, we have implemented a near-term plan to manage through this environment and address our recent Cease and Desist Orders.

We have the following expectations over the next two years:
1.	The economy will remain in a major recession throughout most of 2009 with some improvement in the latter quarters. Housing prices will continue to be under pressure into 2010 and then start to stabilize with a very slow climb.

2.	A major fiscal stimulus bill and foreclosure reduction program has been enacted. We expect additional stimulus programs will be implemented in 2009, especially if the housing market or employment rates do not improve.

3.	The Federal Reserve will continue to aggressively use non-monetary policy tools to keep interest and mortgage rates low and improve credit spreads by aggressively buying fixed income and mortgage assets in order to stimulate buying in the housing market through early 2010.

4.	The Treasury will continue to allocate more TARP funds to banks from its troubled asset repurchase program.

5.	Combined actions will pull the US into a more normal growth environment by mid 2010. Credit spreads and credit availability will improve moderately over the 2009 to 2010 period.

6.	Our California markets will be more insulated from the housing recession and job losses but still highly affected, with Arizona having higher real estate price depreciation on a median basis. Arizona, however, will have a faster recovery due to its desirable weather pattern and the strong immigration due to demographic trends and job availability (higher retirement and more migration from higher cost and colder weather states).
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
We have been and remain in a defensive posture to manage through the current housing and economic environment by taking the following steps: (1) suspending any new loans, (2) reducing, to the extent possible, higher credit risk and lower margin (for the risk) loans, (3) further tightening our underwriting standards and curtailing acquisition and development and spec construction lending until the environment improves, (4) expanding and making more profitable the core deposit franchise through our sales, marketing, and service programs, and (5) reducing our mortgage investments through pay-down (about $40 million per year) while we closely monitor collateral performance for impairment and opportunities to liquidate some MBS. As economic conditions improve, we expect to return to pre-recession profit levels. Specifically, the following major strategies envelop our near-term plan:
1.	Improve Capital Ratios
Los Padres Bank is subject to more stringent capital standards because of a Cease and Desist Order with the Office of Thrift Supervision and has agreed to become adequately capitalized by November 6, 2009 and to raise capital levels to an 8% Tier I core capital ratio and a 12% total risk based capital by December 31, 2009. To meet 8% core tangible and 12% risk-based capital ratios in the short term, HWFG will pursue principal reductions on loans and securities, loan participations, loan growth origination controls, selective equity capital offerings and other alternatives as necessary.

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
We raised $12.3 million of private equity capital over the last 21 months ending September 30, 2009. We are committed to raising additional equity capital through private channels with an emphasis on minimal dilution to our shareholders. HWFG’s asset quality, although deteriorating due to the economic and housing climate, remains near the median bank as measured by non performing loans to total loans by the FDIC. We have written down our weaker private mortgage securities in 2008 and 2009, and although more write-downs are possible, we believe we have isolated the weak securities to a group with $60.8 million of book value that have been written-down $22.6 million, where further loss potential exists. In the March 2009 quarter, HWFG implemented FAS 115-2, ASC 320, which allows for the credit component of the impairment to be recorded in earnings, while the liquidity component of the fair value loss remains in equity. As a result of this new pronouncement, we expect OTTI write-downs to be somewhat less in the future than they otherwise would have been. We believe HWFG remains an attractive community banking franchise for private investors.
2.	Manage Aggressively Problem Assets to Positive Resolution
We have initiated a rigorous problem assets resolution process, with a committee made up of representatives from all the regions, legal, and senior management, to identify, manage, and resolve problem loans. A tracking list with assignments is updated with weekly accountability and follow-up. This process has kept our non-performing loans at a level near the median peer group institutions in the states in which we operate. We are also closely monitoring our troubled mortgage securities for opportunities and allowing our investments to pay down at the rate of approximately $10 million per quarter.
3.	Manage and Improve Liquidity of the Bank
We will continue to build the liquidity of the Bank through the following tactics:
a.	Leverage our intensive sales, marketing and service program that emphasizes the building of core deposits at a lower cost. We have experienced favorable progress in this with growth in deposits, after losing about 3% of our deposits in the September to December 2008 quarters as the crisis of confidence in the banking industry became elevated. The higher deposit insurance levels enacted in 2008 and the reduced amount of high rate paying institutions in our markets starved for liquidity have improved the situation.

b.	Efficiently pledge all mortgage and other eligible collateral to the FHLB and FRB to increase borrowing capacity to maximum levels.

c.	Eliminate brokered deposits over time as the core franchise continues to build.

d.	Seek to maintain excess borrowing capacity between $75 and $100 million.
4.	Improve Net Interest Margins and Fee Income
a.	Re-price loan renewals to the current higher spread environment while adding floors or maintaining floor rates on floating rate loans. Continue to hedge fixed rate risk.

b.	Reduce NPA’s to the extent possible to increase interest income.

c.	Re-price lower our core deposits to improve margins as the high rate paying competition diminishes.

d.	Expand our deposit fee income sources, Harrington Wealth Management fees, and explore new fee income programs.

5.	Continue to Manage our Banking Risks to a Low Level
a.	Interest rate risk through our rigorous assessment and applied hedging process.

b.	Operational risk through our policies, procedures and related controls.

c.	Liquidity Risk through our core deposit development and back up liquidity plans.

d.	Credit Risk though our underwriting and problem asset resolution process.
6.	Control Operating Costs
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
All of these actions are expected to lead to well-capitalized and growing capital levels, profit recovery, lower overall risk of the institution, and higher shareholder value. No assurance can be given as to when or if our strategy will be successful given the troubled economy. As full compliance with the Cease and Desist Orders is achieved, and the economy and HWFG’s earnings and capital levels improve, we will return to our fundamental long term mission and strategies.
Results of Operations
The company reported a net loss of $4.1 million or $.55 per diluted share in the September 2009 quarter compared with a net loss of $15.6 million or $2.16 per diluted share in the June 2009 quarter and a loss of $3.2 million or $.52 per diluted share in the September 2008 quarter. For the nine months ending September 30, 2009, HWFG incurred a net loss of $21.7 million or $3.05 per diluted share compared to a $6.6 million loss or $1.10 per diluted share in the same period a year ago.
The net loss for the September 2009 quarter was comprised of the following components:
•	$341 thousand of core banking income, defined as net interest income plus banking fee and other income minus operating expenses.

•	$298 thousand of gains on securities available for sale, from trading assets and other assets.

•	$2.4 million of non cash provisions for loan losses. HWFG added $2.4 million to its general and specific allowances for loan losses in the September 2009 quarter, significantly less than the $11.1 million in the June 2009 quarter, as the bulk of weak loans had been reappraised in the June 2009 quarter, and the large reduction in loans associated with loans held for sale to Arvest Bank. (See Asset Quality discussion below).

•	$2.3 million of non cash other-than-temporary-impairment on $29.0 million book value of residential mortgage backed securities (RMBS), as the delinquency and loss rates in these securities indicate that all principal and interest cannot be returned.
Given that net losses incurred over the last 21 months exceed the profits of the two years prior, no tax benefit of the losses is recorded in the income statement in the September 2009 quarter. As of September 30, 2009 the Company has a deferred tax asset valuation allowance of approximately $8.0 million. However, with the recent law passed by Congress regarding Federal Net Operating Losses (NOL’s) HWFG will be able to carry back these losses up to five years (instead of two years) and obtain refunds for taxes paid in applicable years. The new law would also allow the company to carry forward unused losses up to 20 years against future income. The amount available to be recovered through the extended carryback period, will allow the Company to reverse a portion of the deferred tax asset valuation allowance, which will be recorded in earnings and positively impact risk based capital in the fourth quarter ending December 31, 2009.

Net interest income before the provision for loan losses was $6.0 million in the September 2009 quarter compared to $6.9 million in the June 2009 quarter and $7.7 million in the same quarter a year ago. Net interest margin was 2.41% in the September 2009 quarter compared to 2.59% in the June 2009 quarter and 2.67% in the September 2008 quarter. The decline in net interest income and margin on a sequential and comparative quarter basis is attributed to the $14.6 million increase in non performing loans to $39.1 million and the $65.8 million reduction in average earning assets to meet LPB’s required capital levels. For the first 9 months of 2009, net interest income and margin was $18.9 million and 2.35% compared to $22.7 million and 2.55%, respectively, during the same period in 2008. The reduction in net interest income and margin in the comparable nine month periods is due to a lag in the re-pricing of deposits relative to HWFG’s prime and LIBOR based loans, whose rates declined significantly in late 2008 and early 2009 as the Federal Reserve aggressively reduced the Fed Funds rate to address the deep economic recession. Also, the rise in non-performing loans has affected the interest income earned.
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

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$710,962	$10,508	5.90%	$812,145	$13,745	6.76%
FHLB stock	11,501	24	0.83%	13,549	207	6.08%
Securities and trading account assets (2)	275,494	1,903	2.76%	326,455	3,614	4.43%
Cash and cash equivalents (3)	8,817	4	0.18%	13,886	17	0.49%

Total interest earning assets	1,006,774	12,439	4.93%	1,166,035	17,583	6.03%

Non-interest-earning assets	65,298			37,177

Total assets	$1,072,072			$1,203,212

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$152,911	386	1.00%	$174,341	1,095	2.50%
Passbook accounts and certificates of deposit	688,872	3,816	2.20%	628,823	5,402	3.42%

Total deposits	841,783	4,202	1.98%	803,164	6,497	3.22%

FHLB advances (4)	98,288	1,882	7.60%	261,946	2,896	4.40%
Reverse repurchase agreements	22,226	153	2.69%	19,999	159	3.11%
Other borrowings (5)	25,774	199	3.02%	25,774	346	5.25%

Total interest-bearing liabilities	988,071	6,436	2.57%	1,110,883	9,898	3.53%

Non-interest-bearing deposits	44,077			40,901
Non-interest-bearing liabilities	9,971			9,379

Total liabilities	1,042,119			1,161,163
Stockholders’ equity	29,953			42,049

Total liabilities and stockholders’ equity	$1,072,072			$1,203,212

Net interest-earning assets (liabilities)	$18,703			$55,152

Net interest income/interest rate spread		$6,003	2.36%		$7,685	2.50%

Net interest margin			2.41%			2.67%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.89%			104.96%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115, ASC 320-10-05, adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized.

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
(In thousands)	Balance	Income	Rate (6)	Balance	Income	Rate (6)
Interest earning assets:
Loans receivable (1)	$759,262	$34,502	6.06%	$802,401	$41,616	6.92%
FHLB stock	11,501	24	0.28%	13,421	582	5.79%
Securities and trading account assets (2)	287,501	6,229	2.89%	360,233	13,268	4.91%
Cash and cash equivalents (3)	19,147	25	0.17%	17,277	139	1.07%

Total interest earning assets	1,077,411	40,780	5.05%	1,193,332	55,605	6.22%

Non-interest-earning assets	62,801			38,126

Total assets	$1,140,212			$1,231,458

Interest bearing liabilities:
Deposits:
NOW and money market accounts	$160,944	1,520	1.26%	$154,912	2,965	2.56%
Passbook accounts and certificates of deposit	704,159	13,789	2.62%	667,020	19,844	3.97%

Total deposits	865,103	15,309	2.37%	821,932	22,809	3.71%

FHLB advances (4)	135,509	5,435	5.36%	247,326	8,151	4.40%
Reverse repurchase agreements	20,994	447	2.81%	37,253	858	3.03%
Other borrowings (5)	25,774	681	3.48%	25,774	1,125	5.73%

Total interest-bearing liabilities	1,047,380	21,872	2.78%	1,132,285	32,943	3.87%

Non-interest-bearing deposits	43,453			43,428
Non-interest-bearing liabilities	9,719			11,101

Total liabilities	1,100,552			1,186,814
Stockholders’ equity	39,660			44,644

Total liabilities and stockholders’ equity	$1,140,212			$1,231,458

Net interest-earning assets (liabilities)	$30,031			$61,047

Net interest income/interest rate spread		$18,908	2.27%		$22,662	2.35%

Net interest margin			2.35%			2.55%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.87%			105.39%

1)	Balance includes non-accrual loans. Income includes fees earned on loans originated and accretion of deferred loan fees.

2)	Consists of securities classified as available for sale, held to maturity and trading account assets. Excludes SFAS 115, ASC 320-10-05, adjustments to fair value, which are included in other non-interest earning assets.

3)	Consists of cash due from banks and federal funds sold.

4)	Interest on FHLB advances is net of hedging costs. Hedging costs include interest income and expense and ineffectiveness adjustments for cash flow hedges. The Company uses pay-fixed, receive floating LIBOR swaps to hedge the short term repricing characteristics of the floating FHLB advances.

5)	Consists of other subordinated debt.

6)	Annualized
The Company reported interest income of $12.4 million for the three months ended September 30, 2009 compared to $17.6 million for the three months ended September 30, 2008, a decrease of $5.2 million or 29.6%. The Company reported interest income of $40.8 million for the nine months ended September 30, 2009 compared to $55.6 million for the nine months ended September 30, 2008, a decrease of $14.8 million or 26.6%. The decrease during the periods was due primarily to a declining yield on loans and securities, which was a reflection of declining market rates.
The Company reported total interest expense of $6.4 million for the three months ended September 30, 2009, compared to $9.9 million for the three months ended September 30, 2008, a decrease of $3.5 million or 35.4%. The Company reported total interest expense of $21.9 million for the nine months ended September 30, 2009, compared to $32.9 million for the nine months ended September 30, 2008, a decrease of $11.0 million or 33.4%. The decrease in interest expense during the period was attributable to the reduction in loans receivable and deposits associated with the Kansas sale.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$17,401	$6,847	$11,449	$6,446

Charge-offs:
Real estate loans:
Commercial	(124)	(1,315)	(6,829)	(1,315)
Consumer and other loans	—	(62)	(206)	(586)

Total charge-offs	(124)	(1,377)	(7,035)	(1,901)

Recoveries	1	—	14	25

Net charge-offs	(123)	(1,377)	(7,021)	(1,876)

Provision for losses on loans	2,400	1,565	15,250	2,465

Balance at end of period	$19,678	$7,035	$19,678	$7,035

Allowance for loan losses as a percent of total loans (including loans held for sale) outstanding at the end of the period	2.78%	0.86%	2.78%	0.86%
Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.17%	0.92%	0.23%
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
Non-performing loans and REO were $57.8 million at September 30, 2009 compared with $37.5 million at June 30, 2009 and $10.3 million at September 30, 2008. At September 30, 2009, non-performing loans and REO were 7.96% of total loans and REO. Loans that demonstrate some primary weakness, such as land and development and construction loans that are not meeting the lot and home sales forecasts of the original appraisals but are paying as agreed, must be reserved to current appraised values less disposal and holding costs. Although HWFG believes these loans have the potential to earn all principal and interest as the economy and real estate markets improve, HWFG’s approach to establishing reserves based on internal policy and regulatory and accounting guidance has resulted in significant non-cash charges for specific and general reserves for loan losses
Banking fee and other income was $1.2 million in the September 2009 quarter compared to $1.2 million in the June 2009 quarter and $1.1 million in the September 2008 quarter. The improvement in fee income can be attributed to an increase in the higher deposit and other retail fees. For the first nine months of 2009, banking fee and other income was $3.2 million compared with $3.0 million in the first nine months of 2008. A comparison of fee income is shown in the following table:

Banking Fee & Other Income
(Dollars in thousands)

	September	September		September	September	Annual
	2009	2008	%	2009	2008	%
	Quarter	Quarter	Change	YTD	YTD	Change

Banking Fee Type
Mortgage Brokerage Fee, Prepayment Penalties & Other Loan Fees	$122	$125	(2.4%)	$410	$460	(10.9%)
Deposit, Other Retail Banking Fees & Other Fee Income	706	520	35.8%	1,841	1,402	31.3%

Harrington Wealth Management Fees	205	234	(12.4%)	585	743	(21.3%)
Increase in Cash Surrender Value of Life Insurance, net	125	180	(30.6%)	409	421	(2.9%)

Total Banking Fee & Other Income	$1,158	$1,059	9.3%	$3,245	$3,026	7.2%

HWFG’s operating expenses were $6.8 million in the September 2009 quarter, compared with $7.2 million in the June 2009 quarter (including the special FDIC assessment of $.6 million) and $6.3 million in the September 2008 quarter. For the first nine months of 2009, operating expenses were $20.3 million compared with $18.5 million in the same period of 2008. Although HWFG has reduced compensation and benefit expenses, eliminated discretionary incentive compensation, and suspended marketing expense, regular and special FDIC insurance expense, other insurance expense, and REO and problem loan expenses have increased markedly in the current environment, causing the increase to total operating expenses for the quarter and year-to-date periods. As such, with LPB’s lower FDIC insurance ratings, FDIC premium expense was $720 thousand in the September 2009 quarter compared to $185 thousand in the September 2008 quarter, accounting for more than the total increase in expenses in this quarter to quarter comparison. As HWFG restores the capital ratios of LPB to the required levels, we expect the FDIC insurance assessment ratings to be improved with lower overall premiums.
HWFG Operating Expenses by Category

	Quarter Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Salaries and employee benefits	$3,184	$3,428	$9,872	$10,225
Premises and equipment	991	1,025	2,974	3,041
FDIC Insurance Premium	720	185	1,926	478
Insurance premiums	77	62	206	207
Marketing	(1)	143	143	383
Computer services	267	235	778	781
Professional fees	203	198	611	503
REO Expense	372	150	1,026	276
Office expenses and supplies	138	192	484	620
Other (1)	869	651	2,325	1,947

Total other expenses	$6,820	$6,269	$20,345	$18,461

(1)	Consists primarily of regulatory fees, and other miscellaneous expenses.
Financial Condition
HWFG’s financial results continue to be negatively affected by the very weak housing market, the economic recession, and the credit crisis, putting considerable financial stress on borrowers. As primary weaknesses develop in loans, the underlying collateral must be reappraised to determine any impairment, and if any, specific reserves must be established based on the new appraisals. Furthermore, a $60.8 million book value segment of the RMBS portfolio (written down $22.6 million over the last 9 quarters) has demonstrated delinquencies on the underlying loans and losses on the disposal of REO that indicate that the principal and scheduled interest can not be returned. HWFG’s non-performing loans and REO remain near the median level for all FDIC insured institutions, and HWFG is focused on working-out problem assets and loans and returning to profitability.
Securities and Investment Activities
The Company manages the securities portfolio in an effort to enhance income, improve liquidity, and meet the qualified Thrift Lender test.
The total investment portfolio was $235.8 million at September 30, 2009 compared with $245.6 million at June 30, 2009 and $286.1 million at September 30, 2008. The investment portfolio continues to pay-down at the rate of approximately $10 million per quarter. In the September 2009 quarter, $26.7 million book value of the RMBS portfolio were downgraded from investment grade to below investment grade, resulting in $112.8 million book value of the investment portfolio being below investment grade at September 30, 2009. As previously stated, a group of $29.0 million book value of securities were deemed to be OTTI and written down $2.3 million in the quarter. HWFG has identified the weak securities to be a group of $60.8 million at book value, which over the last 9 quarters have been written down $22.6 million. HWFG maintains that the remaining book value of $206.1 million of securities with a fair value loss of $21.5 million or $1.83 per share after tax at September 30, 2009 are expected to return scheduled principal and interest.
The amortized cost and market values of available-for-sale securities are as follows:

	Amortized
	Cost	Fair Value
September 30, 2009

Agency MBS	$43,217	$44,066
Non-agency mortgage securities	70,196	63,583
Subprime mortgage securities	150,327	124,797
Other securities	3,202	2,569

	$266,942	$235,015

	Amortized
	Cost	Fair Value
December 31, 2008

Agency MBS	$50,284	$50,282
Non-agency mortgage securities	82,878	76,522
Subprime mortgage securities	164,148	144,274
Other securities	3,726	2,600

	$301,036	$273,678

Over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2001-2007 time period. As of September 30, 2009, the Company held $117.1 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” rated by at least one of three recognized rating agencies. However, 49.8% of the fair value or 48.1% based on amortized cost of the portfolio remained “AA” rated or higher by all nationally recognized rating agencies rating the securities.

As of September 30, 2009, the composition of the Company’s available-for-sale portfolios by credit rating was as follows:

	Amortized
	Cost	Fair Value

September 30, 2009

Agency	$43,217	$44,066
AAA	15,892	15,303
AA	69,262	57,712
A	7,427	6,484
BBB	18,352	15,684
Below investment grade	112,792	95,766

	$266,942	$235,015

	Amortized
	Cost	Fair Value

December 31, 2008

Agency	$50,284	$50,282
AAA	49,419	45,779
AA	91,981	80,038
A	55,412	49,840
BBB	25,016	21,888
Below investment grade	28,924	25,851

	$301,036	$273,678

HWFG is not a program originator of sub-prime loans but has invested in investment grade sub-prime securities, which had original ratings predominantly above “AA”, in a portion of its investment portfolio when the Company’s analysis indicated the spreads and return potential of these securities was high relative to the underlying risk. HWFG does not rely solely on the rating agencies’ analysis and ratings of sub-prime securities. Management performs its own independent analysis of the expected cash flows for more extreme delinquency, default, and estimates of losses incurred in the foreclosure and sale process to determine whether credit enhancement is sufficient for the spread to be earned relative to the risk of default. HWFG also reviews the nature of the issuers and their underwriting performance as well as the capabilities and performance of the servicers of the underlying loans and securities. HWFG has not invested in collateralized debt obligations (CDO’s) and does not anticipate doing so. As of September 30, 2009, the composition of the Company’s available-for-sale portfolio by type of security was as follows:

	Amortized
	Cost	Fair Value

September 30, 2009

Mortgage-backed securities — pass throughs	$43,217	$44,065
Collateralized mortgage obligations	69,503	62,813
Asset-backed securities (underlying securities mortgages)	152,697	127,113
Asset-backed securities	1,525	1,024

	$266,942	$235,015

	Amortized
	Cost	Fair Value

December 31, 2008

Mortgage-backed securities — pass throughs	$50,284	$50,282
Collateralized mortgage obligations	83,376	77,236
Asset-backed securities (underlying securities mortgages)	165,721	145,459
Asset-backed securities	1,655	701

	$301,036	$273,678

HWFG monitors its investments on an on-going basis and, at least quarterly, performs an analysis on certain of its investments in order to ascertain whether any decline in market value is other-than-temporary. In the quarter ended September 30, 2009, the results of this analysis indicated that a portion of the decline in market value of twenty-four securities, with a book value of $29.0 million, was other-than-temporary, and, as a result, the affected securities were written down by $2.3 million on a pre-tax basis.
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
Net loans, including loans held for sale were $688.0 million at September 30, 2009 compared to $731.7 million at June 30, 2009 and $811.4 million at September 30, 2008. A primary strategy to build HWFG’s capital ratios to meet the agreed upon requirements with the OTS has been to reduce high risk-weighted loans through the maturity or non renewal of selected loans and loan sales. In the September 2009 quarter, HWFG reduced total gross loans by $42.7 million through $9 million in sales of single family, commercial real estate and multi-family mortgage loans, $5.7 million of transfers to REO and the maturity and payoff of $27.0 million of loans. To date, in the December 2009 quarter, HWFG reduced its loans by another $92 million through the sale of its Harrington Bank division to Arvest Bank. HWFG will continue its strategy to reduce higher risk weighted loans and other assets until it meets the required capital ratios through its combined capital augmentation strategies, and once reached, will return to the controlled growth of the loan portfolio in its western markets. In fact, since the beginning of 2009, HWFG has reduced its construction and development portfolio by 27.3% or $34.3 million to $91.4 million at September 30, 2009.

HWFG Net Loan Growth and Mix

	(Dollars in millions)
	September 30, 2009		December 31, 2008		September 30, 2008
		% of		% of		% of
Loan Type	Total	Total	Total	Total	Total	Total
Commercial Real Estate	$249.6	35.2%	$260.9	32.2%	$263.6	32.1%
Multi-family Real Estate	60.2	8.5%	85.2	10.4%	89.2	10.9%
Construction (1)	91.4	12.9%	125.7	15.4%	129.2	15.8%
Single-family Real Estate	134.1	18.9%	139.3	17.2%	137.8	16.8%
Commercial and Industrial Loans	94.0	13.3%	118.9	14.7%	120.7	14.7%
Unimproved Land	47.2	6.7%	48.5	6.0%	48.6	5.9%
Consumer Loans	30.5	4.3%	29.8	3.7%	28.0	3.4%
Other Loans (2)	1.8	0.2%	3.1	0.4%	3.2	0.4%

Total Gross Loans (3)	708.8	100.0%	811.4	100.0%	820.3	100.0%
Allowance for loan loss	(19.7)		(11.4)		(7.0)
Deferred fees	(0.7)		(1.2)		(1.4)
Discounts/Premiums	(0.4)		(0.5)		(0.5)

Net Loans Receivable	$688.0		$798.3		$811.4

(1)	Includes loans secured by residential, land and commercial properties. At September 30, 2009 we had $16.8 million of construction loans secured by single-family residential properties, $53.9 million secured by commercial properties, $19.0 million for land development and $1.7 million secured by multi-family residential properties.

(2)	Includes loans collateralized by deposits and consumer line of credit loans.

(3)	Table included loans held for sale
In the quarter, HWFG added $5.0 million to its specific reserve, of which $5.0 million transfered from its general reserve for loan and lease losses and charged off $124 thousand. At September 30, 2009, the reserve for loan and lease losses was $19.7 million or 2.78 % of loans compared to $17.4 million or 2.32% of loans at June 30, 2009 and $7.0 million or .86% of loans at September 30, 2008.
Deposits
Net of brokered deposits, retail and commercial deposits were $840.0 million at September 30, 2009 compared to $793.8 million at June 30, 2009 and $770.0 million at September 30, 2008. These deposits increased in the September quarter as HWFG built its core deposits within its pricing disciplines and FDIC guidance. At September 30, 2009, HWFG had $60.4 million of brokered deposits, which declined $29.6 million from June 30, 2009 due to scheduled maturity. The remaining brokered deposits mature over the remainder of 2009. The cost of deposits declined by 23 bps in the September 2009 quarter from 2.21% at June 30, 2009 to 1.98% at September 30, 2009. The Bank has initiated campaigns to build retail deposits within its pricing disciplines and is showing some favorable growth results in the current quarter. Cash and borrowing capacity (a measure of liquidity) improved over the quarter, net of borrowings, with $117.3 million at September 30, 2009 compared to $97.7 at June 30, 2009.
FHLB Advances
Advances from the Federal Home Loan Bank (“FHLB”) of San Francisco decreased to $79.0 million at September 30, 2009, compared to $127.6 million at June 30, 2009 and $203.0 million at September 30, 2008. For additional information concerning limitations on FHLB advances, see “Liquidity and Capital Resources.”
Stockholders’ Equity
Stockholders’ equity was $26.3 million at September 30, 2009, as compared to $46.4 million at December 31, 2008, a decrease of $20.1 million or 43.3%. Book value per common share, therefore, was $3.40 at September 30, 2009 compared to $6.37 at December 31, 2008. The decrease in stockholders’ equity for the first nine months of 2009 is due primarily to the following factors: an increase of $6.0 million after-tax unrealized loss on the AFS portfolio, less $3.2 million of unrealized losses on the AFS portfolio for which other-than-temporary impairment was recognized in earnings, a increase of $2.4 million after-tax in the market value of cash flow hedges due to higher interest rates, a net operating loss of $21.7 million in the first nine months of 2009, $500 thousand in capital contributions, and stock compensation expense of $249 thousand.
Liquidity and Capital Resources
Liquidity — The liquidity of Los Padres Bank was within policy limitations at 12.6% at September 30, 2009 as compared to 11.37% at September 30, 2008. Los Padres Bank is a consolidated subsidiary of the Company and is monitored closely for regulatory purposes at the Bank level by calculating the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investments and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year. At September 30, 2009, Los Padres Bank’s “liquid” assets totaled approximately $117.6 million.
In general, Los Padres Bank’s liquidity is represented by cash and cash equivalents and is a product of its operating, investing and financing activities. The Bank’s primary sources of internal liquidity consist of deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, maturities of short-term investments, sales of mortgage-backed and related securities and funds provided from operations. The Bank’s external sources of liquidity consist of borrowings, primarily advances from the FHLB of San Francisco, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank Discount Window. At September 30, 2009, the Bank had $79.0 million in FHLB advances and had $78.7 million of additional borrowing capacity with the FHLB of San Francisco based on a 15% of total Bank asset limitation. Borrowing capacity from the FHLB is further limited to $68.9 million based on excess collateral pledged at the FHLB as of September 30, 2009. The Bank also had additional borrowing capacity of $26.8 million through the Federal Reserve Bank Discount Window. The Bank monitors closely its daily deposit flows, borrowing capacity, and other cash flows to maintain combined borrowing capacity with the FHLB and FRB of $75 to $100 million.
A substantial source of the Company’s cash flow from which it services its debt and capital trust securities, pays its obligations, and pays dividends to its shareholders is the receipt of dividends from Los Padres Bank. The availability of dividends from Los Padres Bank is limited by various statutes and regulations. In order to make such dividend payments, Los Padres Bank is required to provide annual advance notice to the Office of Thrift Supervision (“OTS”), at which time the OTS may object to the proposed dividend payments. As part of the Cease and Desist Order, HWFG and LPB may not declare, make or pay any dividends or capital distributions without obtaining the prior written non-objection of the OTS. In the event Los Padres Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. As of September 30, 2009, the dividend payments on HWFG’s two trust preferred issuances have been suspended pending availability of cash and OTS non-objection under our Cease and Desist Order. The HWFG Board has suspended the regular quarterly dividend to preserve capital in the current economic and housing environment.
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
At September 30, 2009, the Bank’s Core Capital Ratio was 6.34% and Total Risk-Based Capital Ratio was 6.73% compared with a Core Capital Ratio of 7.24% and a Total Risk Based Capital Ratio of 10.21% at December 31, 2008. The decline in the risk based capital ratio was due primarily to the additional capital required for downgraded debt securities below investment grade, which generally require 200% risk based capital rather than 20% to 100% for investment grade securities and the recording of a valuation allowance to reduce net deferred tax assets. This resulted in Los Padres Bank falling below the capital requirements of an adequately capitalized institution under applicable Federal regulations. Falling below adequately capitalized levels potentially subjects the Bank to Prompt Corrective Action measures under federal regulation, whereby the OTS and FDIC can impose further restrictions on our business activities and more stringent timelines to meet the agreed-upon capital requirements to return the Bank to an adequately capitalized position as defined by regulation.
HWFG is required by the OTS to reach and maintain an adequately capitalized status on or before November 6, 2009 and to raise its total risk based capital to 12% and core Tier 1 (core) capital ratio to 8% by December 31, 2009. HWFG has developed comprehensive plans to meet these capital requirements by the stated dates through asset reduction strategies and other capital building strategies with an emphasis on minimizing dilution to its shareholders, but these have been impacted by the additional capital required for downgraded debt securities, the valuation allowance on deferred tax assets, and the increased provision for loan losses.
As previously noted, on November 6, 2009, HWFG closed the transaction to sell $91.8 million in loans, all $93.6 million of its deposits, $4.8 million retail repurchase agreements, and $5.5 million in premises and equipment associated with its Harrington Bank of Kansas division at net book value plus a premium of $4.1 million to Arvest Bank, an Arkansas-chartered commercial bank with offices in Arkansas, Oklahoma, Missouri and Kansas and over $10.5 billion of consolidated assets at September 30, 2009. This transaction did not include the purchase of any Harrington Wealth Management assets managed in the Kansas City market. The divestiture increased Los Padres Bank’s capital ratios and will allow HWFG to focus strategically on its western markets of the Central Coast of California and the Phoenix, Arizona metro. No investment banking fees were incurred by HWFG with respect to the transaction with Arvest Bank. HWFG has developed comprehensive plans to meet the required capital requirements through asset reduction and other capital building strategies, which the Company is currently executing.
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
Critical Accounting Policies
Critical accounting policies are discussed within our Form 10-K dated December 31, 2008. There are no changes to these policies as of September 30, 2009.
Cautionary Statement Regarding Forward-Looking Statements.
Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the current economic and financial crisis in the United States and abroad, and the response of government and bank regulators thereto, general economic and business conditions in those areas in which we operate, our ability to comply with our Cease and Desist Order with the OTS, and profitably operate under the restrictions of such agreement, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2008 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”

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
In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions, which vary, in accordance with historical experience, based upon the term, interest rate, prepayment penalties, if applicable, and other factors with respect to the underlying loans. At September 30, 2009, these prepayment assumptions varied from 0.0% to 28.0% for fixed-rate mortgages and mortgage-backed securities and varied from 0.0% to 26.0% for adjustable-rate mortgages and mortgage-backed securities.
The following table sets forth at September 30, 2009, the estimated sensitivity of the Bank’s MVPE to parallel yield curve shifts using the Company’s internal market value calculation which was implemented in the June 2009 quarter. The table demonstrates the sensitivity of the Company’s assets and liabilities both before and after the inclusion of its interest rate contracts.

	Change In Interest Rates (In Basis Points) (1)
	-300	-200	-100	Base	+100	+200	+300

Market value gain (loss) in assets	$27,407	$21,432	$12,607		($15,200)	($31,143)	($47,116)
Market value gain (loss) of liabilities	(14,335)	(12,062)	(6,650)		8,675	19,001	29,352

Market value gain (loss) of net assets before interest rate contracts	13,072	9,370	5,957		(6,525)	(12,142)	(17,764)

Market value gain (loss) of interest rate contracts	(11,576)	(7,854)	(3,790)		3,513	6,771	9,797

Total change in MVPE (2)	$1,496	$1,516	$2,167		($3,012)	($5,371)	($7,967)

Change in MVPE as a percent of:
MVPE (2)	2.50%	2.53%	3.62%		-5.03%	-8.97%	-13.30%
Total assets of the Bank (3)	-0.02%	0.02%	0.13%		-0.20%	-0.33%	-0.49%

(1)	Assumes an instantaneous parallel change in interest rates at all maturities.

(2)	Based on the Company’s pre-tax tangible MVPE of $65.8 million at September 30, 2009.

(3)	Pre-tax tangible MVPE as a percentage of tangible assets.
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
Changes in Internal Control over Financial Reporting
For the quarter ended September 30, 2009, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Except as set forth below, there were no material changes in the third quarter of 2009 to the risk factors discussed in the Company’s 10-K for the year ended December 31, 2008.

We are subject to various regulatory requirements and are subject to regulatory restrictions and enforcement actions.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny, and are, and may become, subject to potential enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans, including our growth strategy. Currently the Bank is adequately capitalized, but at September 30, 2009, was not, and the regulatory agencies have the authority to restrict our operations to those consistent with less than adequately capitalized institutions. For example, if the regulatory agencies were to impose such a restriction, we would likely have limitations on our lending activities. The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets, and we currently are operating under limitations on our use of brokered deposits, as defined by federal bank regulatory guidelines. We have been, and may further be, required to reduce our levels of non-performing and classified assets within specified time frames. These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying assets. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of assets, including properties taken through foreclosure on collateral, at the same time could further diminish the potential proceeds received from the sale of these assets. If any of these or other additional restrictions are placed on us, it would limit the resources currently available to us.
As previously disclosed, HWFG and the Bank currently are subject to Cease and Desist Orders issued by the Office of Thrift Supervision. These Orders require us to take certain steps to further strengthen the Bank and HWFG, including, but not limited to, reducing the level of classified assets, significantly increasing capital levels, and addressing other criticisms from our most recent examination. We are taking actions to address all requirements of the Orders, but no assurance can be given that we will be successful in fully complying with the Orders in the time frames required by our regulators. Failure to fully comply with the Orders will subject HWFG and the Bank to further enforcement action by the Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation.
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

HARRINGTON WEST FINANCIAL GROUP, INC.
November 16, 2009	By:	/s/ Craig J. Cerny
Craig J. Cerny
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 16, 2009	By:	/s/ William W. Phillips, jr.
William W. Phillips, Jr.
President, Chief Operating Officer (Principal Executive Officer)

November 16, 2009	By:	/s/ Kerril Steele
Kerril Steele
Sr. Vice-President, Chief Financial Officer (Principle Financial and Accounting Officer)